Form 10-Q
period 2017-09-30
GENCO SHIPPING & TRADING LTD
filed 2017-11-07
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2017: Common stock, $0.01 per share — 34,532,004 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$152,511	$133,400
Restricted cash	8,593	8,242
Due from charterers, net of a reserve of $165 and $283, respectively	10,868	10,373
Prepaid expenses and other current assets	22,611	15,750
Vessels held for sale	—	4,840
Total current assets	194,583	172,605

Noncurrent assets:
Vessels, net of accumulated depreciation of $197,090 and $163,053, respectively	1,281,918	1,354,760
Deferred drydock, net of accumulated amortization of $8,370 and $6,340 respectively	14,455	12,637
Fixed assets, net of accumulated depreciation and amortization of $932 and $759, respectively	1,012	1,018
Other noncurrent assets	514	514
Restricted cash	24,001	27,426
Total noncurrent assets	1,321,900	1,396,355

Total assets	$1,516,483	$1,568,960

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$22,531	$22,885
Current portion of long-term debt	12,076	4,576
Deferred revenue	2,632	1,488
Total current liabilities:	37,239	28,949

Noncurrent liabilities:
Long-term lease obligations	2,408	1,868
Long-term debt, net of deferred financing costs of $9,618 and $11,357, respectively	504,896	508,444
Total noncurrent liabilities	507,304	510,312

Total liabilities	544,543	539,261

Commitments and contingencies

Equity:
Series A Preferred Stock, par value $0.01; aggregate liquidation preference of $0 and $120,789 at September 30, 2017 and December 31, 2016, respectively	—	120,789
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 34,434,538 and 7,354,449 shares at September 30, 2017 and December 31, 2016, respectively	344	74
Additional paid-in capital	1,627,839	1,503,784
Retained deficit	(656,243)	(594,948)
Total equity	971,940	1,029,699
Total liabilities and equity	$1,516,483	$1,568,960

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Voyage revenues	$51,161	$37,871	$134,780	$89,461
Service revenues	—	1,016	—	2,240

Total revenues	51,161	38,887	134,780	91,701

Operating expenses:
Voyage expenses	5,550	2,262	9,743	9,232
Vessel operating expenses	25,131	28,460	73,867	86,125
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,255, $3,584, $3,536 and $14,512, respectively)	5,889	7,943	16,550	30,101
Technical management fees	1,883	2,210	5,735	6,760
Depreciation and amortization	17,836	18,127	54,194	58,152
Other operating income	—	—	—	(182)
Impairment of vessel assets	18,654	—	21,993	69,278
(Gain) loss on sale of vessels	—	—	(7,712)	77

Total operating expenses	74,943	59,002	174,370	259,543

Operating loss	(23,782)	(20,115)	(39,590)	(167,842)

Other (expense) income:
Impairment of investment	—	—	—	(2,696)
Other (expense) income	(37)	125	(152)	(49)
Interest income	494	49	1,006	143
Interest expense	(7,857)	(7,073)	(22,559)	(21,199)

Other expense	(7,400)	(6,899)	(21,705)	(23,801)

Loss before reorganization items, net	(31,182)	(27,014)	(61,295)	(191,643)
Reorganization items, net	—	(83)	—	(243)

Loss before income taxes	(31,182)	(27,097)	(61,295)	(191,886)
Income tax expense	—	(417)	—	(766)

Net loss	$(31,182)	$(27,514)	$(61,295)	$(192,652)

Net loss per share-basic	$(0.90)	$(3.80)	$(1.80)	$(26.65)
Net loss per share-diluted	$(0.90)	$(3.80)	$(1.80)	$(26.65)
Weighted average common shares outstanding-basic	34,469,998	7,245,268	34,135,736	7,228,660
Weighted average common shares outstanding-diluted	34,469,998	7,245,268	34,135,736	7,228,660

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(31,182)	$(27,514)	$(61,295)	$(192,652)

Other comprehensive income	—	316	—	311

Comprehensive loss	$(31,182)	$(27,198)	$(61,295)	$(192,341)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

				Accumulated
				Other
	Series A		Additional	Comprehensive
	Preferred	Common	Paid-in	Income	Retained
	Stock	Stock	Capital	(Loss)	Deficit	Total Equity
Balance — January 1, 2017	$120,789	$74	$1,503,784	$—	$(594,948)	$1,029,699

Net loss					(61,295)	(61,295)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519			—

Issuance of 18,234 shares of vested RSUs		—	—			—

Nonvested stock amortization			3,536			3,536

Balance — September 30, 2017	$—	$344	$1,627,839	$—	$(656,243)	$971,940

				Accumulated
				Other
	Series A		Additional	Comprehensive
	Preferred	Common	Paid-in	Income	Retained
	Stock	Stock	Capital	(Loss)	Deficit	Total Equity
Balance — January 1, 2016	$—	$73	$1,483,105	$(21)	$(377,191)	$1,105,966

Net loss					(192,652)	(192,652)

Other comprehensive income				311		311

Issuance of 61,244 shares of nonvested stock		1	(1)			—

Issuance of 3,138 shares of vested RSUs		—	—			—

Nonvested stock amortization			14,512			14,512

Balance — September 30, 2016	$—	$74	$1,497,616	$290	$(569,843)	$928,137

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(61,295)	$(192,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,194	58,152
Amortization of deferred financing costs	1,739	2,195
PIK interest, net	4,575	—
Amortization of nonvested stock compensation expense	3,536	14,512
Impairment of vessel assets	21,993	69,278
(Gain) loss on sale of vessels	(7,712)	77
Impairment of investment	—	2,696
Realized gain on sale of investment	—	(64)
Change in assets and liabilities:
(Increase) decrease in due from charterers	(495)	2,115
(Increase) decrease in prepaid expenses and other current assets	(6,861)	4,221
Increase (decrease) in accounts payable and accrued expenses	766	(5,392)
Increase in deferred revenue	1,144	438
Increase in lease obligations	540	539
Deferred drydock costs incurred	(7,685)	(2,022)
Net cash provided by (used in) operating activities	4,439	(45,907)

Cash flows from investing activities:
Purchase of vessels, including deposits	(252)	(425)
Purchase of other fixed assets	(198)	(284)
Net proceeds from sale of vessels	15,513	1,923
Sale of AFS securities	—	3,905
Changes in deposits of restricted cash	3,074	—
Net cash provided by investing activities	18,137	5,119

Cash flows from financing activities:
Repayments on the $400 Million Credit Facility	(300)	—
Repayments on the $100 Million Term Loan Facility	—	(5,769)
Repayments on the $253 Million Term Loan Facility	—	(15,225)
Repayments on the 2015 Revolving Credit Facility	—	(4,923)
Repayments on the $44 Million Term Loan Facility	—	(2,062)
Repayments on the $148 Million Credit Facility	—	(8,991)
Repayments on the $22 Million Term Loan Facility	—	(1,125)
Repayments on the 2014 Term Loan Facilities	(2,062)	(2,062)
Cash settlement of non-accredited Note holders	—	(101)
Payment of Series A Preferred Stock issuance costs	(1,103)	—
Net cash used in financing activities	(3,465)	(40,258)

Net increase (decrease) in cash and cash equivalents	19,111	(81,046)

Cash and cash equivalents at beginning of period	133,400	121,074
Cash and cash equivalents at end of period	$152,511	$40,028

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of September 30, 2017, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Baltic Trading Limited; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of September 30, 2017, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) LLC (“Genco (USA)”).

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

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of September 30, 2017:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Vigour Limited	Genco Vigour	73,941	12/15/04		1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04		1999
Genco Progress Limited	Genco Progress	29,952	1/12/05		1999
Genco Beauty Limited	Genco Beauty	73,941	2/7/05		1999
Genco Knight Limited	Genco Knight	73,941	2/16/05		1999
Genco Muse Limited	Genco Muse	48,913	10/14/05		2001
Genco Surprise Limited	Genco Surprise	72,495	11/17/06		1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07		2003
Genco Charger Limited	Genco Charger	28,398	12/14/07		2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Champion Limited	Genco Champion	28,445	1/2/08		2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08		2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08		2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Loire Limited	Genco Loire	53,430	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading Limited (“Baltic Trading”).

(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.

The Company formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners LLC (“MEP”).  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.   On September 30, 2015, under the oversight of an independent committee of our Board of Directors, Genco (USA) entered into certain agreements which reduced the daily service fee from $750 to $650 per day, which was effective October 1, 2015. During January 2016, five of MEP’s vessels were sold to third parties and were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and were paid in full during February 2016.  Additionally, during the three months ended September 30, 2016, the remaining seven of MEP’s vessels were sold to third parties, and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $830, which was assumed by the new owners of the seven MEP vessels that were sold and were paid in full as of September 30, 2016.  MEP has been dissolved, and all previous outstanding amounts have been settled as of December 31, 2016.  Refer to Note 7 — Related Party Transactions for amounts due to or from MEP as of September 30, 2017 and December 31, 2016.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”).  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2017.

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

General and administrative expenses

During the three months and year ended December 31, 2016, the Company opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and

Technical management fees.  This change was made retrospectively for comparability purposes, and there was no effect on the Net Loss for the three and nine months ended September 30, 2017 and 2016.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended September 30, 2017 and 2016 was $16,575 and $17,077, respectively.  Depreciation expense for vessels for the nine months ended September 30, 2017 and 2016 was $50,173  and $54,752, respectively.

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

Vessels held for sale

During December 2016, the Board of Directors authorized the sale of the Genco Success, Genco Prosperity and Genco Wisdom.  As such, these vessel assets were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2016.  During the nine months ended September 30, 2017, these vessels were sold.  Refer to Note 4 — Vessel Acquisitions and Dispositions for additional information.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2017 and December 31, 2016, the Company had an accrual of $483 and $220, respectively, related to these estimated customer claims.

Revenue recognition

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

The Company has entered into spot market voyage charters.  Revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo is completed at the discharge port. The Company does not begin recognizing revenue until an agreement has been entered into between the charterer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during voyage charters.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net gain (loss) of $269 and ($390) during the three months ended September 30, 2017 and 2016, respectively, and $1,205 and ($4,195) during the nine months ended September 30, 2017 and 2016, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

United States Gross Transportation Tax

The Company believes that it will not qualify for the Section 883 exemption during the year ended December 31, 2017.  In the absence of the exemption, 50% of the Company’s gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) will be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”) during the year ended December 31, 2017.  During the three and nine months ended September 30, 2017, the Company has recorded estimated U.S. gross transportation tax of $149 and $246, respectively, which has been recorded in Voyage expenses in the Condensed Consolidated Statements of Operation.  During the year ended December 31, 2016, the Company qualified for the Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

Other operating income

During the three and nine months ended September 30, 2016, the Company recorded other operating income of $0 and $182, respectively.  There was no operating income earned during the three and nine months ended September 30, 2017.  Other operating income recorded during the nine months ended September 30, 2016 consisted primarily of $157 received from Samsun Logix Corporation (“Samsun”) pursuant to the revised rehabilitation plan that was approved by the South Korean courts on April 8, 2016.  Refer to Note 16 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.

Impairment of vessel assets

During the three months ended September 30, 2017 and 2016, the Company recorded $18,654 and $0, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).  Additionally, during the nine months ended September 30, 2017 and 2016, the Company recorded $21,993 and $69,278, respectively, related to the impairment of vessel assets in accordance with ASC 360.

On August 4, 2017, the Board of Directors determined to dispose of the Company’s vessels built in 1999, namely the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the three months ended September 30, 2017.  This resulted in an impairment loss of $18,654 during the three and nine months ended September 30, 2017.

At June 30, 2017, the Company determined that the sum of the estimated undiscounted future cash flows attributable to the Genco Surprise did not exceed the carrying value of the vessel at June 30, 2017 and reduced the carrying value of the Genco Surprise, a 1998-built Panamax vessel, to its fair market value as of June 30, 2017.  This resulted in an impairment loss of $0 and $3,339 during the three and nine months ended September 30, 2017, respectively.

At June 8, 2016, the Company determined that the scrapping of nine of its vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, was more likely than not pursuant to the Commitment Letter entered into for the $400 Million Credit Facility as defined and disclosed in Note 8 — Debt.  Therefore, at June 8, 2016, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the aforementioned nine vessels did not exceed the carrying value of the vessels at June 8, 2016, the Company reduced the carrying value of the nine vessels to their net realizable value, which was based on the expected net proceeds from scrapping the vessels.  This resulted in an impairment loss of $0 and $67,594 during the three and nine months ended September 30, 2016, respectively.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further information about the sale of these vessels.

At March 31, 2016, the Company determined that the scrapping of the Genco Marine was more likely than not based on discussions with the Company’s Board of Directors.  Therefore, at March 31, 2016, the time utilized to determine the recoverability of the carrying value of the vessel asset was significantly reduced.  After determining that the sum of the estimated undiscounted future cash flows attributable to the Genco Marine did not exceed the carrying value of the vessel at March 31, 2016, the Company reduced the carrying value of the Genco Marine to its net realizable value, which was based on the expected proceeds from scrapping the vessel.  This resulted in an impairment loss of $0 and $1,684 during the three and nine months ended September 30, 2016, respectively.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine, and the sale of the Genco Marine to the scrap yard was completed on May 17, 2016.

(Gain) loss on sale of vessels

During the three and nine months ended September 30, 2017, the Company recorded a net gain of $0 and $7,712, respectively, related to the sale of vessels.  The net gain of $7,712 recorded during the nine months ended September 30, 2017 related primarily to the sale of the Genco Wisdom, the Genco Reliance, the Genco Carrier, the Genco Success and the Genco Prosperity.

During the three and nine months ended September 30, 2016, the Company recorded a net loss of $0 and $77, respectively, related to the sale of the Genco Marine.

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

There was no income tax expense recorded during the three and nine months ended September 30, 2017 as there was no revenue earned by Genco (USA).

Total revenue earned by the Company for these services during the three months ended September 30, 2016 was $1,016, of which $0 was eliminated upon consolidation. After allocation of certain expenses, there was taxable income of $829 associated with these activities for the three months ended September 30, 2016. This resulted in estimated income tax expense of $417 for the three months ended September 30, 2016.

Total revenue earned by the Company for these services during the nine months ended September 30, 2016 was $2,240, of which $0 eliminated upon consolidation.  After allocation of certain expenses, there was taxable income of $1,619 associated with these activities for the nine months ended September 30, 2016.  This resulted in estimated income tax expense of $766 for the nine months ended September 30, 2016.

Recent accounting pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Account” (“ASU 2017-09”).  This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification account.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2017-09 must be applied prospectively to an award modified on or after the adoption date.  The Company will adopt ASU 2017-09 during the first quarter of 2018.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2016-18 must be adopted retrospectively.  Other than presentation, we do not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.  The Company expects to adopt ASU 2016-18 during the fourth quarter of 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which replaces the existing guidance in ASC 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability for leases with lease terms of more than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense. Accounting by lessors will remain largely unchanged from current U.S. GAAP.  The requirements of this standard include an increase in required disclosures.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently evaluating the impact of this adoption on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). This ASU will require that equity investments be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements as the Company currently does not have any equity investments.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. In May 2016 and, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients.”  This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration.  The requirements of this standard include an increase in required disclosures.  Management is currently analyzing contracts with our customers covering the significant streams of the Company’s annual revenues under the provisions of the new standard as well as change necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.  The Company intends to adopt the aforementioned ASUs for the interim periods after December 31, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings as of January 1, 2018. Prior periods will not be retrospectively adjusted. While the assessment is still ongoing, based on the progress made to date, the Company expects that the timing of recognition of revenue for certain ongoing charter contracts will be impacted as well as the timing of recognition of certain voyage related costs.  The financial impact of adoption will depend on the number of spot market voyage charters and time charter arrangements as well as their percentage of completion at January 1, 2018.  The Company is also evaluating the presentation of revenue in its consolidated statements of operations after the adoption of ASU 2014-09.

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2017, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $9 for the Purchase of vessels, including deposits and $56 for the Purchase of other fixed assets.

Professional fees and trustee fees in the amount of $0 were recognized by the Company in Reorganization items, net for the nine months ended September 30, 2017 (refer to Note 15 —  Reorganizations Items, net).  During this period, $25 of professional fees and trustee fees were paid through September 30, 2017 and $0 is included in Accounts payable and accrued expenses as of September 30, 2017.

For the nine months ended September 30, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $45 for the Purchase of vessels, including deposits and $18 for the Purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2016, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $58 associated with the sale of AFS securities.

Professional fees and trustee fees in the amount of $243 were recognized by the Company in Reorganization items, net for the nine months ended September 30, 2016 (refer to Note 15 — Reorganizations Items, net).  During this period, $173 of professional fees and trustee fees were paid through September 30, 2016 and $117 is included in Accounts payable and accrued expenses as of September 30, 2016.

During the nine months ended September 30, 2017 and 2016, cash paid for interest, net of amounts capitalized, was $17,837 and $19,408, respectively.

During the nine months ended September 30, 2017 and 2016, cash paid for estimated income taxes was $0 and $512, respectively.

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

On May 18, 2016, the Company issued 66,666 restricted stock units to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $340.  Refer to Note 17 — Stock-Based Compensation.

On February 17, 2016, the Company granted 40,816 and 20,408 shares under the 2015 Equity Incentive Plan to Peter C. Georgiopoulos, former Chairman of the Board of Directors, and John C. Wobensmith, Chief Executive Officer and President, respectively.  The grant date fair value of such nonvested stock was $318.  Refer to Note 17 — Stock-Based Compensation.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

During December 2016, the Board of Directors unanimously approved the sale of the Genco Success, Genco Prosperity and Genco Wisdom and these vessel assets were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2016.  These vessels were sold during the nine months ended September 30, 2017, as described below.

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

5 – INVESTMENTS

The Company held an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments were designated as AFS and were reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At September 30, 2017 and December 31, 2016, the Company did not hold any shares of Jinhui capital stock or shares of KLC stock.

Prior to the sale of its remaining shares of Jinhui capital stock, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10. Based on the Company’s review, it deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  As a result, the Company recorded impairment expense in the Condensed Consolidated Statement of Operations of $0 and $2,696 during the three and nine months ended September 30, 2016. The Company reviewed its investments in Jinhui and KLC for impairment on a quarterly basis.  The Company’s investment in Jinhui was a Level 1 item under the fair value hierarchy, refer to Note 10 — Fair Value of Financial Instruments for the fair value hierarchy.

The unrealized gain (losses) on the Jinhui capital stock and KLC stock were a component of AOCI since these investments were designated as AFS securities.  If the investment in Jinhui was deemed other-than-temporarily impaired, the cost basis for the investment would be revised to its fair value on that date.

Refer to Note 9 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI during the three and nine months ended September 30, 2016, including any effects of any sales of Jinhui shares and other-than-temporary impairment of the investment in Jinhui, if applicable.

6 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 17 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 331,200 and 164,910 nonvested shares outstanding, including RSUs, and the 133,000 and 0 stock options outstanding at September 30, 2017 and 2016, respectively, (refer to Note 17 — Stock-Based Compensation), all are anti-dilutive. The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued on the Effective Date and MIP Warrants issued by the Company (refer to Note 17 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  Of the 0 and 2,852,487 of unvested MIP Warrants outstanding at September 30, 2017 and 2016, respectively, and 3,936,761 of equity warrants outstanding at September 30, 2017 and 2016, all are anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	34,469,998	7,245,268	34,135,736	7,228,660

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	34,469,998	7,245,268	34,135,736	7,228,660

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	34,469,998	7,245,268	34,135,736	7,228,660

7 - RELATED PARTY TRANSACTIONS

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a Director of the Company. Refer to Note 1 — General Information. During the three and nine months ended September 30, 2017, the

Company did not identify any related party transactions. The following represent related party transactions reflected in these condensed consolidated financial statements during the nine months ended September 30, 2016:

The Company incurred travel and other office related expenditures from Gener8 Maritime, Inc. (“Gener8”), where the Company’s former Chairman, Peter C. Georgiopoulos, serves as Chairman of the Board.  During the nine months ended September 30, 2016, the Company incurred travel and other office related expenditures totaling $73 reimbursable to Gener8 or its service provider. At December 31, 2016, the amount due to Gener8 from the Company was $0.

During the nine months ended September 30, 2016, the Company did not incur any expenses for legal services (primarily in connection with vessel acquisitions) from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos.  At September 30, 2017 and December 31, 2016, the amount due to Constantine Georgiopoulos was $0 and $10, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos was formerly the Chairman of the Board of Aegean.  During the nine months ended September 30, 2016, Aegean supplied lubricating oils and bunkers to the Company’s vessels aggregating $1,189.  At December 31, 2016, $0 remained outstanding.

During the nine months ended September 30, 2016, the Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $2,225. Peter C. Georgiopoulos was a director of and had a minority interest in MEP.  At December 31, 2016, $0 was due to the Company from MEP.  Total service revenue earned by the Company, including termination fees, for technical service provided to MEP for the nine months ended September 30, 2016 was $2,240.

8 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2017	2016
Principal amount	$521,215	$523,577
PIK interest	5,375	800
Less: Unamortized debt issuance costs	(9,618)	(11,357)
Less: Current portion	(12,076)	(4,576)

Long-term debt, net	$504,896	$508,444

	September 30, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$400 Million Credit Facility	$399,700	$6,744	$400,000	$7,967
$98 Million Credit Facility	95,271	1,495	95,271	1,868
2014 Term Loan Facilities	26,244	1,379	28,306	1,522
PIK interest	5,375	—	800	—

Total debt	$526,590	$9,618	$524,377	$11,357

As of September 30, 2017 and December 31, 2016, $9,618 and $11,357 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $586 and $737 for the three months ended September 30, 2017 and 2016, respectively, and $1,739 and $2,195 for the nine months ended September 30, 2017 and 2016, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

Commitment Letter

On June 8, 2016, the Company entered into a Commitment Letter (the “Commitment Letter”) for a senior secured loan facility (the “$400 Million Credit Facility”) for an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, and BNP Paribas.  The $400 Million Credit Facility refinanced the Company’s $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined below (collectively, the “Prior Facilities”) and was finalized on November 10, 2016 (refer to the “$400 Million Credit Facility” section below).  As a condition to the effectiveness of the Commitment Letter, the Company entered into separate equity commitment letters for a portion of such financing on June 8, 2016 with each of the following: (i) funds or related entities managed by Centerbridge Partners, L.P. or its affiliates (“Centerbridge”) for approximately $31,200, (ii) funds or related entities managed by Strategic Value Partners, LLC (“SVP”) for approximately $17,300, and (iii) funds managed by affiliates of Apollo Global Management, LLC (“Apollo”) for approximately $14,000, each of which are subject to a number of conditions.  Additionally, pursuant to the Commitment Letter, the waivers with regard to the collateral maintenance covenants under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2015 Revolving Credit Facility, as defined below, were initially extended to July 29, 2016 subject to the entry into a definitive purchase agreement for the equity financing referred to above by June 30, 2016.

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

$400 Million Credit Facility

On November 10, 2016, the Company entered into a senior secured term loan facility, the $400 Million Credit Facility, in an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial and BNP Paribas.  On November 15, 2016, the proceeds under the $400 Million Credit Facility were used to refinance the Prior Facilities (as defined above under “Commitment Letter”).  The $400 Million Credit Facility is collateralized by 45 of the Company’s vessels and at December 31, 2016 required the Company to sell five remaining unencumbered vessels, which were sold during the nine months ended September 30, 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

On November 14, 2016, the Company borrowed the maximum available amount of $400,000.  As of September 30, 2017, there was no availability under the $400 Million Credit Facility.  Total debt repayments of $100 and $0 were made during the three months ended September 30, 2017 and 2016, respectively, and total debt repayments of $300 and $0 were made during the nine months ended September 30, 2017 and 2016, respectively, under the $400 Million Credit Facility.  As of September 30, 2017 and December 31, 2016, the total outstanding net debt balance, including PIK interest as defined below, was $398,331 and $392,833, respectively.

The $400 Million Credit Facility has a final maturity date of November 15, 2021 and the principal borrowed under the facility will bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period of three months plus a margin of 3.75%.  The Company has the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility.  The Company has opted to make the PIK interest election and as of September 30, 2017 and December 31, 2016, has recorded $5,375 and $800, respectively, of PIK interest which has been recorded in Long-term debt in the Condensed Consolidated Balance Sheet.  The $400 Million Credit Facility has scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which does not include PIK interest.

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

At September 30, 2017 and December 31, 2016, the Company has deposited $11,180 that has been reflected as noncurrent restricted cash.  Noncurrent restricted cash as of September 30, 2017 and December 31, 2016 includes $11,180 which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility.

As of September 30, 2017, the Company believed it was in compliance with all of the financial covenants under the $400 Million Credit Facility.

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015. As of September 30, 2017, there was no availability under the $98 Million Credit Facility.  During the three and nine months ended September 30, 2017 and 2016, there were no debt repayments made under the $98 Million Credit Facility.  As of September 30, 2017 and December 31, 2016, the total outstanding net debt balance was $93,776 and $93,403, respectively.

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

As of September 30, 2017 and December 31, 2016, the Company had deposited $8,593 and $8,242, respectively, that has been reflected as current restricted cash.  As of September 30, 2017 and December 31, 2016, the Company had deposited $12,506 and $15,931, respectively, that has been reflected as noncurrent restricted cash.  These amounts include certain restricted deposits associated with the Debt Service Account and Capex Account as defined in the $98 Million Credit Facility.

As of September 30, 2017, the Company believed it was in compliance with all of the financial covenants under the Restated $98 Million Credit Facility.

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

As of September 30, 2017, the Company had utilized its maximum borrowing capacity, and there was no further availability. Total debt repayments of $681 were made during the three months ended September 30, 2017 and 2016 and $2,062 were made during the nine months ended September 30, 2017 and 2016 under the 2014 Term Loan Facilities.  At September 30, 2017 and December 31, 2016, the total outstanding net debt balance was $24,865 and $26,784, respectively.

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

As of September 30, 2017, the Company believed it was in compliance with all of the financial covenants under the 2014 Term Loan Facilities.

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

During the three and nine months ended September 30, 2016, the Company made total debt repayments of $1,641 and $4,923, respectively, under the 2015 Revolving Credit Facility.

During the three and nine months ended September 30, 2016, borrowings under the 2015 Revolving Credit Facility bore interest at LIBOR plus a margin based on a combination of utilization levels under the 2015 Revolving Credit Facility and a security maintenance cover ranging from 3.40% per annum to 4.25% per annum.  The commitment under the 2015 Revolving Credit Facility was subject to quarterly reductions of $1,641. Borrowings under the 2015 Revolving Credit Facility were subject to 20 equal consecutive quarterly installment repayments commencing three months after the date of the loan agreement, or July 7, 2015.

On November 15, 2016, the 2015 Revolving Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At September 30, 2017 and December 31, 2016, the total outstanding debt balance was $0.

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

During the three and nine months ended September 30, 2016, the Company made total debt repayments of $2,997 and $8,991, respectively, under the $148 Million Credit Facility.

During the three and nine months ended September 30, 2016, borrowings under this facility bore interest at LIBOR plus an applicable margin of 3.00% per annum.  The commitment under the revolving credit facility of the $148 Million Credit Facility was subject to equal consecutive quarterly reductions of $2,447 each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Credit Facility were subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60 of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Credit Facility were to be repaid in full on the maturity date, December 31, 2019.

On November 15, 2016, the $148 Million Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  As of September 30, 2017 and December 31, 2016, the outstanding debt under the $148 Million Credit Facility was $0.

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

During the three and nine months ended September 30, 2016, the Company made total debt repayments of $687 and $2,062, respectively, under the $44 Million Term Loan Facility.

On November 15, 2016, the $44 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At September 30, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

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

During the three and nine months ended September 30, 2016, the Company made total debt repayments of $375 and $1,125, respectively, under the $22 Million Term Loan Facility.

On November 15, 2016, the $22 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At September 30, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

$253 Million Term Loan Facility

On August 20, 2010, the Company entered into the $253 Million Term Loan Facility. The Company utilized the $253 Million Term Loan Facility to fund a portion of the purchase price of the acquisition of 13 vessels from affiliates of Bourbon SA. Borrowings were to be repaid quarterly with outstanding principal amortized on a per vessel basis and any outstanding amount under the $253 Million Term Loan Facility was to be paid in full on the maturity date.  Repaid amounts were no longer available and could not be reborrowed.  During the three and nine months ended September 30, 2016, borrowings under the $253 Million Term Loan Facility bore interest at LIBOR plus an applicable margin of 3.50% per annum.

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

During the three and nine months ended June 30, 2016, the Company made total debt repayments of $5,075 and $15,225, respectively, under the $253 Million Term Loan Facility.

On November 15, 2016, the $253 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At September 30, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

$100 Million Term Loan Facility

On August 12, 2010, the Company entered into the $100 Million Term Loan Facility. The Company used the $100 Million Term Loan Facility to fund or refund the Company a portion of the purchase price of the acquisition of five vessels from companies within the Metrostar group of companies. Borrowings were to be repaid quarterly, with the outstanding principal amortized on a 13-year profile, with any outstanding amount under the $100 Million Term Loan Facility to be paid in full on the final maturity date.  Repaid amounts were no longer available and could not be reborrowed.  During the three and nine months ended September 30, 2016, borrowings under the $100 Million Term Loan Facility bore interest at LIBOR plus an applicable margin of 3.50% per annum.

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

During the three and nine months ended September 30, 2016, the Company made total debt repayments of $1,923 and $5,769, respectively, under the $100 Million Term Loan Facility.

On November 15, 2016, the $100 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At September 30, 2017 and December 31, 2016, the total outstanding net debt balance was $0.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective Interest Rate	5.42%	4.47%	5.24%	4.40%
Range of Interest Rates (excluding unused commitment fees)	3.65 % to 7.46%	3.13 % to 6.96%	3.36 % to 7.46%	2.69 % to 6.96%

9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying Condensed Consolidated Statements of Equity consist of net unrealized gains (losses) from investments in Jinhui stock and KLC stock.  The Company sold its remaining shares of Jinhui and KLC stock during the three months ended December 31, 2016.  Therefore, there was no AOCI activity recorded during the three and nine months ended September 30, 2017, and the opening AOCI balance at January 1, 2017 was $0.  Refer to Note 5 — Investments for further information.

Changes in AOCI by Component

For the Three Months Ended September 30, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — July 1, 2016	$(26)

OCI before reclassifications	316
Amounts reclassified from AOCI	—
Net current-period OCI	316

AOCI — September 30, 2016	$290

Changes in AOCI by Component

For the Nine Months Ended September 30, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2016	$(21)

OCI before reclassifications	(2,385)
Amounts reclassified from AOCI	2,696
Net current-period OCI	311

AOCI — September 30, 2016	$290

	Reclassifications Out of AOCI

	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in
	September 30,		September 30,		the Statement Where
Details about AOCI Components	2017	2016	2017	2016	Net Loss is Presented
Net unrealized loss on investments
Impairment of AFS investment	—	—	—	(2,696)	Impairment of investment

Total reclassifications for the period	$—	$—	$—	$(2,696)

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2017		December 31, 2016
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$152,511	$152,511	$133,400	$133,400
Restricted cash	32,594	32,594	35,668	35,668
Floating rate debt	526,590	526,590	524,377	524,377

The fair value of the floating rate debt under the $400 Million Credit Facility is based on rates obtained on the effective date of the facility, November 10, 2016.  The fair value of the floating rate debt under the $98 Million Credit Facility is based on rates the Company obtained upon the effective date of this facility on November 4, 2015, which did not change under the Restated $98 Million Credit Facility effective on November 15, 2016. The fair value of the 2014 Term Loan Facilities is based on rates that Baltic Trading initially obtained upon the effective dates of these facilities which did not change pursuant to the Amended 2014 Term Loan Facilities effective on November 15, 2016.  Refer to Note 8 — Debt for further information.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at September 30, 2017 and December 31, 2016 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include a vessel impairment assessment completed at June 30, 2017 and during the interim period during the year ended December 31, 2016 as determined based on third-party scrap or broker quotes, which are Level 2 inputs.  As of June 30, 2017, the vessel asset for the Genco Surprise was written down as part of the impairment recorded during the nine months ended September 30, 2017. During the three months ended September 30, 2017, the vessel assets for the five 1999-built vessels were written down as part of the impairment recorded during the three and nine months ended September 30, 2017.  The vessels held for sale as of December 31, 2016 were written down as part of the impairment recorded in the interim period during the year ended December 31, 2016.  There were no additional adjustments required as of December 31, 2016 when the held for sale criteria was met.  Refer to “Impairment of vessel assets” and “Vessels held for sale” sections in Note 2 — Summary of Significant Accounting Policies.  The Company did not have any Level 3 financial assets or liabilities as of September 30, 2017 and December 31, 2016.

11 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2017	2016
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$11,397	$9,634
Prepaid items	1,963	2,552
Insurance receivable	4,973	1,030
Other	4,278	2,534
Total prepaid expenses and other current assets	$22,611	$15,750

Other noncurrent assets in the amount of $514 at September 30, 2017 and December 31, 2016 represents the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 16 — Commitments and Contingencies for further information related to the lease agreement.

12 - FIXED ASSETS

Fixed assets, net consists of the following:

	September 30,	December 31,
	2017	2016
Fixed assets, at cost:
Vessel equipment	$1,302	$1,173
Furniture and fixtures	462	462
Computer equipment	180	142
Total costs	1,944	1,777
Less: accumulated depreciation and amortization	(932)	(759)
Total fixed assets, net	$1,012	$1,018

Depreciation and amortization expense for fixed assets for the three months ended September 30, 2017 and 2016 was $67 and $97, respectively.  Depreciation and amortization expense for fixed assets for the nine months ended September 30, 2017 and 2016 was $203 and $289, respectively.

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Accounts payable	$8,971	$6,703
Accrued general and administrative expenses	1,376	5,618
Accrued vessel operating expenses	12,184	10,564
Total accounts payable and accrued expenses	$22,531	$22,885

14 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, vessel pools, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended September 30, 2017 and 2016, the Company earned $51,161 and $37,871 of voyage revenue, respectively, and for the nine months ended September 30, 2017 and 2016, the Company earned $134,780 and $89,461 of voyage revenue, respectively. Included in voyage revenue for the three months ended September 30, 2017 and 2016 was $1 and $836 of net profit sharing revenue, respectively.  Included in voyage revenue for the nine months ended September 30, 2017 and 2016 was $2,325 and $1,442 of net profit sharing revenue, respectively.

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

Reorganization items, net represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Professional fees incurred	$—	$70	$—	$192
Trustee fees incurred	—	13	—	51
Total reorganization fees	$—	$83	$—	$243

Total reorganization items, net	$—	$83	$—	$243

16 - COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be

$186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at September 30, 2017 and December 31, 2016 of $2,408 and $1,868, respectively.  Rent expense pertaining to this lease for the three months ended September 30, 2017 and 2016 was $452 during both periods and $1,356 during the nine months ended September 30, 2017 and 2016.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $269 for the remainder of 2017, $916 for 2018, $2,230 annually for 2019, 2020 and 2021, and a total of $8,900 for the remaining term of the lease.

During the beginning of 2009, the Genco Cavalier, a 2007-built Supramax vessel, was on charter to Samsun when Samsun filed for the equivalent of bankruptcy protection in South Korea, otherwise referred to as a rehabilitation application.  On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  On April 8, 2016, the revised rehabilitation plan was approved by the South Korean court whereby 26% of the remainder of the $3,979 unpaid cash claim settlement from the prior rehabilitation plan, or $1,035,  which was to be settled pursuant to a payment plan over the next ten-year period.  The remaining 74% of the claim was to be converted to Samsun Shares.  Refer to Note 2 — Summary of Significant Accounting Policies for Other Operating Income recorded during the three and nine months ended September 30, 2016.  The full and final settlement of the remaining claim with Samsun was settled during the fourth quarter of 2016.

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

2014 Management Incentive Plan

On the Effective Date, pursuant to the Chapter 11 Plan, the Company adopted the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”). An aggregate of 966,806 shares of Common Stock were available for award under the MIP.  Awards under the MIP took the form of restricted stock grants and three tiers of MIP Warrants with staggered strike prices based on increasing equity values.  The number of shares of common stock available under the Plan represented approximately 1.8% of the shares of post-emergence Common Stock outstanding as of the Effective Date on a fully-diluted basis. Awards under the MIP were available to eligible employees, non-employee directors and/or officers of the Company and its subsidiaries (collectively, “Eligible Individuals”). Under the MIP, a committee appointed by the Board from time to time (or, in the absence of such a committee, the Board) (in either case, the “Plan Committee”) may grant a variety of stock-based incentive awards, as the Plan Committee deems appropriate, to Eligible Individuals. The MIP Warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant can be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches for 238,066,  246,701 and 370,979 shares and have exercise prices of $259.10 (the “$259.10 Warrants”), $287.30 (the “$287.30 Warrants”) and $341.90 (the “$341.90 Warrants”) per whole share, respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $259.10 Warrants, $6.63 for the $287.30

Warrants and $5.63 for the $341.90 Warrants. The warrant values were based upon a calculation using the Black-Scholes-Merton option pricing formula. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, cost of capital interest rate and expected life of the instrument. The Company has determined that the warrants should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes-Merton option pricing formula against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. The Black-Scholes-Merton option pricing formula used a volatility of 43.91% (representing the six-year volatility of a peer group), a risk-free interest rate of 1.85% and a dividend rate of 0%.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436. The warrants vested 33.33% on each of the first three anniversaries of the grant date, with accelerated vesting upon a change in control of the Company.

For the three and nine months ended September 30, 2017 and 2016, the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative expenses	$153	$2,442	$902	$9,973

As of September 30, 2017, there was no unamortized stock-based compensation for the warrants. The following table summarizes the unvested warrant activity for the nine months ended September 30, 2017:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Warrants	Price	Value
Outstanding at January 1, 2017 - Unvested	713,122	$303.12	$6.36
Granted	—	—	—
Exercisable	(713,122)	303.12	6.36
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2017 - Unvested	—	$—	$—

The following table summarizes certain information about the warrants outstanding as of September 30, 2017:

	Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
	September 30, 2017			September 30, 2017
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Warrants	Price	Life	Warrants	Price	Life

$303.12	—	$—	—	8,557,461	$303.12	2.86

As of September 30, 2017 and December 31, 2016, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP vested ratably on each of the three anniversaries of August 7, 2014. The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2017 which were issued under the MIP:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2017	9,255	$200.00
Granted	—	—
Vested	(9,255)	200.00
Forfeited	—	—

Outstanding at September 30, 2017	—	$—

The total fair value of MIP restricted shares that vested during the nine months ended September 30, 2017 and 2016 was $106 and $190, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2017 and 2016, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative expenses	$62	$996	$368	$4,069

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2017, there was $0 of unrecognized compensation cost.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of June 30, 2017, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

For the three and nine months ended September 30, 2017 and 2016, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative expenses	$201	$—	$419	$—

Amortization of the unamortized stock-based compensation balance of $434 as of September 30, 2017 is expected to be expensed $93,  $254 and $87 during the remainder of 2017 and during the years ended December 31, 2018 and 2019, respectively.  The following table summarizes the unvested option activity for the nine months ended September 30, 2017:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2017 - Unvested	—	$—	$—
Granted	133,000	11.13	6.41
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2017 - Unvested	133,000	$11.13	$6.41

The following table summarizes certain information about the options outstanding as of September 30, 2017:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2017			September 30, 2017
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Warrants	Price	Life
$11.13	133,000	$11.13	5.48	—	$—	—

As of September 30, 2017, there were no vested stock options.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and John C. Wobensmith, Chief Executive Officer and President, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of September 30, 2017 and December 31, 2016, 21,372 and 3,138 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to Mr. Wobensmith when his RSUs vest under the terms of his contract and the amended 2015 Plan described above.  On May 17, 2017, 18,234 shares of common stock were issued to Eugene Davis, the former Chairman of the Audit Committee, in respect of vested RSUs following his departure from the Board.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to John C. Wobensmith vest ratably on each of the three anniversaries of October 15, 2016.  The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2017:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2017	66,666	$5.10
Granted	317,595	11.05
Vested	(66,666)	5.10
Forfeited	—	—

Outstanding at September 30, 2017	317,595	$11.05

The total fair value of the RSUs that vested during the nine months ended September 30, 2017 and 2016 was $675 and $30, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.    On February 17, 2016, the vesting of 2,328 outstanding RSUs was accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2017:

Unvested RSUs			Vested RSUs
September 30, 2017			September 30, 2017
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
317,595	$11.05	1.93	74,106	$11.73

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2017, unrecognized compensation cost of $1,815 related to RSUs will be recognized over a weighted-average period of 1.93 years.

For the three and nine months ended September 30, 2017 and 2016, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative expenses	$830	$86	$1,822	$320

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives and Peter C. Georgiopoulos, the Company’s former Chairman of the Board, ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2017 which were issued under the 2015 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2017	13,605	$5.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2017	13,605	$5.20

There were no shares that vested under the 2015 Plan during the nine months ended September 30, 2017 and 2016.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2017 and 2016, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative expenses	$9	$60	$25	$150

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2017, unrecognized compensation cost of $17 related to nonvested stock will be recognized over a weighted-average period of 1.13 years.

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

On July 9, 2015, plaintiffs in that action moved to enjoin the merger vote, scheduled to take place on July 17, 2015.  The motion was thereafter fully briefed and argued on July 15, 2015.  The motion to enjoin the vote was denied on July 15, 2015.  Plaintiffs sought an emergency injunction and temporary restraining order from the New York State Appellate Division, First Department the following day, on July 16, 2015.  The Appellate Division denied the request, and the vote, and subsequent merger, proceeded as scheduled on July 17, 2015.  Plaintiffs thereafter withdrew that appeal.

On June 30, 2015, defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016.

On September 29, 2016, plaintiffs filed a Notice of Appeal with the Appellate Division of the Supreme Court of the State of New York, County of New York.

On June 28, 2017, plaintiffs moved the Appellate Division to extend the time to perfect the appeal to October 2, 2017.  The motion was granted, and on that date, plaintiffs subsequently filed an appellate brief and record.  Briefing on the appeal is continuing and is presently scheduled to be completed for the Appellate Division’s February 2018 term.

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

19 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued and determined that there are no subsequent events to record or disclose.

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

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 60 drybulk vessels, including 13 Capesize, six Panamax, four Ultramax, 21 Supramax, one Handymax and 15 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,688,000 dwt, and the average age of our fleet is currently approximately 9.6 years.  We seek to deploy our vessels on time charters, spot market-related time charters,  spot market voyage charters or in vessel pools trading in the spot market, to reputable charterers, including Cargill International S.A., Swissmarine Services S.A. and Clipper Bulk Shipping Ltd.  We gave notice to withdraw our Handysize vessels from the Clipper Logger Pool, for which Clipper Group acts as pool manager, during May 2017. Additionally, during August 2017, we gave notice to withdraw our Supramax vessels from the Bulkhandling Handymax A/S pool with Klaveness.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market-related time charter,  spot market voyage charters and vessel pool contracts that expire (assuming the option periods in the time charters are not exercised) between November 2017 and July 2018.

See pages 50-54 for a table of all vessels in our fleet.

The Genco Tiger and Baltic Lion were offhire for a total of approximately 115 days and 34 days, respectively, during the nine months ended September 30, 2017 to complete repairs to their main engines.  The Genco Tiger’s main engine experienced a breakdown associated with the vessel’s lube filtration system during the first quarter of 2017 and underwent repairs to rectify the issue.  The Baltic Lion, which is a sister vessel to the Genco Tiger, also underwent main engine repairs associated with the lube filtration system.  We received approval from the insurance underwriters during June 2017 for payment on account under our loss of hire insurance in the amount of $1.4 million and $0.3 million for the Genco Tiger and Baltic Lion, respectively, which was recorded as voyage revenue during the second quarter of 2017.  During September 2017, we received the approval of the final remaining loss of hire insurance claim for the Genco Tiger of $0.4 million which was recorded as voyage revenue during the third quarter of 2017.  We are awaiting approval of the final remaining loss of hire insurance claim for the Baltic Lion.  Our loss of hire insurance covers the revenue days lost for the two vessels at a rate of twenty thousand dollars per day up to 90 days after a deductible of fourteen days.  As the Genco Tiger had total offhire days of approximately 115 days, 11 days of this offhire exceeded the 90 day loss of hire and fourteen day deductible period and was not covered by insurance.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with two independent technical managers to provide technical management of our fleet at a lower cost than we believe would be possible in-house. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2017 and 2016 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,196.0	1,196.0	—	—%
Panamax	552.0	736.0	(184.0)	(25.0)%
Ultramax	368.0	368.0	—	—%
Supramax	1,932.0	1,932.0	—	—%
Handymax	92.0	460.0	(368.0)	(80.0)%
Handysize	1,380.0	1,656.0	(276.0)	(16.7)%

Total	5,520.0	6,348.0	(828.0)	(13.0)%

Available days (2)
Capesize	1,196.0	1,182.3	13.7	1.2%
Panamax	463.8	627.3	(163.5)	(26.1)%
Ultramax	368.0	368.0	—	—%
Supramax	1,838.6	1,915.4	(76.8)	(4.0)%
Handymax	92.0	455.3	(363.3)	(79.8)%
Handysize	1,361.9	1,613.0	(251.1)	(15.6)%

Total	5,320.3	6,161.3	(841.0)	(13.6)%

Operating days (3)
Capesize	1,162.4	1,181.8	(19.4)	(1.6)%
Panamax	462.8	627.3	(164.5)	(26.2)%
Ultramax	365.9	368.0	(2.1)	(0.6)%
Supramax	1,797.0	1,885.2	(88.2)	(4.7)%
Handymax	87.4	453.0	(365.6)	(80.7)%
Handysize	1,330.9	1,607.6	(276.7)	(17.2)%

Total	5,206.4	6,122.9	(916.5)	(15.0)%

Fleet utilization (4)
Capesize	97.2%	100.0%	(2.8)%	(2.8)%
Panamax	99.8%	100.0%	(0.2)%	(0.2)%
Ultramax	99.4%	100.0%	(0.6)%	(0.6)%
Supramax	97.7%	98.4%	(0.7)%	(0.7)%
Handymax	95.0%	99.5%	(4.5)%	(4.5)%
Handysize	97.7%	99.7%	(2.0)%	(2.0)%

Fleet average	97.9%	99.4%	(1.5)%	(1.5)%

	For the Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$12,178	$5,689	$6,489	114.1%
Panamax	10,096	5,815	4,281	73.6%
Ultramax	8,461	7,115	1,346	18.9%
Supramax	7,565	6,003	1,562	26.0%
Handymax	7,598	6,060	1,538	25.4%
Handysize	6,345	5,183	1,162	22.4%

Fleet average	8,573	5,779	2,794	48.3%

Daily vessel operating expenses (6)
Capesize	$5,019	$4,753	$266	5.6%
Panamax	4,391	4,298	93	2.2%
Ultramax	4,592	4,776	(184)	(3.9)%
Supramax	4,729	4,675	54	1.2%
Handymax	4,102	4,173	(71)	(1.7)%
Handysize	3,986	4,169	(183)	(4.4)%

Fleet average	4,553	4,483	70	1.6%

	For the Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,549.0	3,562.0	(13.0)	(0.4)%
Panamax	1,638.0	2,192.0	(554.0)	(25.3)%
Ultramax	1,092.0	1,096.0	(4.0)	(0.4)%
Supramax	5,733.0	5,754.0	(21.0)	(0.4)%
Handymax	540.8	1,507.7	(966.9)	(64.1)%
Handysize	4,134.6	4,932.0	(797.4)	(16.2)%

Total	16,687.4	19,043.7	(2,356.3)	(12.4)%

Available days (2)
Capesize	3,492.9	3,534.3	(41.4)	(1.2)%
Panamax	1,354.6	2,043.5	(688.9)	(33.7)%
Ultramax	1,092.0	1,096.0	(4.0)	(0.4)%
Supramax	5,449.2	5,591.6	(142.4)	(2.5)%
Handymax	539.3	1,358.9	(819.6)	(60.3)%
Handysize	4,042.4	4,857.7	(815.3)	(16.8)%

Total	15,970.4	18,482.0	(2,511.6)	(13.6)%

Operating days (3)
Capesize	3,327.3	3,533.8	(206.5)	(5.8)%
Panamax	1,330.7	2,032.6	(701.9)	(34.5)%
Ultramax	1,083.7	1,090.5	(6.8)	(0.6)%
Supramax	5,377.1	5,506.4	(129.3)	(2.3)%
Handymax	492.7	1,294.2	(801.5)	(61.9)%
Handysize	3,999.8	4,835.2	(835.4)	(17.3)%

Total	15,611.3	18,292.7	(2,681.4)	(14.7)%

Fleet utilization (4)
Capesize	95.3%	100.0%	(4.7)%	(4.7)%
Panamax	98.2%	99.5%	(1.3)%	(1.3)%
Ultramax	99.2%	99.5%	(0.3)%	(0.3)%
Supramax	98.7%	98.5%	0.2%	0.2%
Handymax	91.4%	95.2%	(3.8)%	(4.0)%
Handysize	98.9%	99.5%	(0.6)%	(0.6)%

Fleet average	97.8%	99.0%	(1.2)%	(1.2)%

	For the Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$10,272	$3,456	$6,816	197.2%
Panamax	8,033	4,297	3,736	86.9%
Ultramax	8,140	5,691	2,449	43.0%
Supramax	7,158	4,621	2,537	54.9%
Handymax	7,024	3,857	3,167	82.1%
Handysize	6,578	4,512	2,066	45.8%

Fleet average	7,829	4,341	3,488	80.4%

Daily vessel operating expenses (6)
Capesize	$4,789	$4,784	$5	0.1%
Panamax	4,493	4,429	64	1.4%
Ultramax	4,462	4,629	(167)	(3.6)%
Supramax	4,521	4,701	(180)	(3.8)%
Handymax	4,240	4,330	(90)	(2.1)%
Handysize	3,973	4,202	(229)	(5.4)%

Fleet average	4,427	4,523	(96)	(2.1)%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Voyage revenues (in thousands)	$51,161	$37,871	$134,780	$89,461
Voyage expenses (in thousands)	5,550	2,262	9,743	9,232
	45,611	35,609	125,037	80,229
Total available days	5,320.3	6,161.3	15,970.4	18,482.0
Total TCE rate	$8,573	$5,779	$7,829	$4,341

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2017 and 2016 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2017	2016	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$51,161	$37,871	$13,290	35.1%
Service revenues	—	1,016	(1,016)	(100.0)%

Total revenues	51,161	38,887	12,274	31.6%

Operating Expenses:
Voyage expenses	5,550	2,262	3,288	145.4%
Vessel operating expenses	25,131	28,460	(3,329)	(11.7)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,255 and $3,584, respectively)	5,889	7,943	(2,054)	(25.9)%
Technical management fees	1,883	2,210	(327)	(14.8)%
Depreciation and amortization	17,836	18,127	(291)	(1.6)%
Impairment of vessel assets	18,654	—	18,654	100.0%

Total operating expenses	74,943	59,002	15,941	27.0%

Operating loss	(23,782)	(20,115)	(3,667)	18.2%
Other expense	(7,400)	(6,899)	(501)	7.3%

Loss before reorganization items, net	(31,182)	(27,014)	(4,168)	15.4%
Reorganization items, net	—	(83)	83	(100.0)%

Loss before income taxes	(31,182)	(27,097)	(4,085)	15.1%
Income tax expense	—	(417)	417	(100.0)%

Net loss	$(31,182)	$(27,514)	$(3,668)	13.3%

Net loss per share - basic	$(0.90)	$(3.80)	$2.90	(76.3)%
Net loss per share - diluted	$(0.90)	$(3.80)	$2.90	(76.3)%
Weighted average common shares outstanding - basic	34,469,998	7,245,268	27,224,730	375.8%
Weighted average common shares outstanding - diluted	34,469,998	7,245,268	27,224,730	375.8%

EBITDA (1)	$(5,983)	$(1,946)	$(4,037)	207.5%

	For the Nine Months Ended
	September 30,
	2017	2016	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$134,780	$89,461	$45,319	50.7%
Service revenues	—	2,240	(2,240)	(100.0)%

Total revenues	134,780	91,701	43,079	47.0%

Operating Expenses:
Voyage expenses	9,743	9,232	511	5.5%
Vessel operating expenses	73,867	86,125	(12,258)	(14.2)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $3,536 and $14,512, respectively)	16,550	30,101	(13,551)	(45.0)%
Technical management fees	5,735	6,760	(1,025)	(15.2)%
Depreciation and amortization	54,194	58,152	(3,958)	(6.8)%
Other operating income	—	(182)	182	(100.0)%
Impairment of vessel assets	21,993	69,278	(47,285)	(68.3)%
(Gain) loss on sale of vessels	(7,712)	77	(7,789)	(10,115.6)%

Total operating expenses	174,370	259,543	(85,173)	(32.8)%

Operating loss	(39,590)	(167,842)	128,252	(76.4)%
Other expense	(21,705)	(23,801)	2,096	(8.8)%

Loss before reorganization items, net	(61,295)	(191,643)	130,348	(68.0)%
Reorganization items, net	—	(243)	243	(100.0)%

Loss before income taxes	(61,295)	(191,886)	130,591	(68.1)%
Income tax expense	—	(766)	766	(100.0)%

Net loss	$(61,295)	$(192,652)	$131,357	(68.2)%

Net loss per share - basic	$(1.80)	$(26.65)	24.85	(93.2)%
Net loss per share - diluted	$(1.80)	$(26.65)	24.85	(93.2)%
Weighted average common shares outstanding - basic	34,135,736	7,228,660	26,907,076	372.2%
Weighted average common shares outstanding - diluted	34,135,736	7,228,660	26,907,076	372.2%

EBITDA (1)	$14,452	$(112,678)	$127,130	(112.8)%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(31,182)	$(27,514)	$(61,295)	$(192,652)
Net interest expense	7,363	7,024	21,553	21,056
Income tax expense	—	417	—	766
Depreciation and amortization	17,836	18,127	54,194	58,152

EBITDA (1)	$(5,983)	$(1,946)	$14,452	$(112,678)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of November 6, 2017:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Services S.A.	February 2018	106% of BCI
Genco Tiberius	2007	Jiangsu Steamship Pte. Ltd.	November 2017	$18,100
Genco London	2007	Swissmarine Services S.A.	May 2018	98% of BCI
Genco Titus	2007	Louis Dreyfus Company Freight Asia Pte. Ltd.	Oct. 2017/Feb. 2018	$12,000/$17,750	(3)
Genco Constantine	2008	Oldendorff GMBH & Co.	Oct./Nov. 2017	$18,500/$21,750	(4)
Genco Hadrian	2008	Swissmarine Services S.A./Pacific Bulk Cape Company Ltd.	Oct. 2017/Jan. 2018	98.5% of BCI/$16,600	(5)
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	January 2018	88% of BCI
Genco Maximus	2009	Oldendorff GMBH & Co.	Oct./Nov. 2017	$14,750/$14,750	(6)
Genco Claudius	2010	Louis Dreyfus Company Freight Asia Pte. Ltd.	December 2017	$13,000
Genco Tiger	2011	Uniper Global Commodities SE.	December 2017	$10,750
Baltic Lion	2012	Koch Shipping Pte. Ltd.	December 2017	$15,300
Baltic Bear	2010	Trafigura Maritime Logistics Pte. Ltd.	December 2017	$10,750	(7)
Baltic Wolf	2010	Cargill International S.A.	February 2018	$15,350

Panamax Vessels
Genco Beauty	1999	Swissmarine Asia Pte. Ltd.	December 2017	$9,000	(8)
Genco Knight	1999	Raffles Shipping International Pte. Ltd.	November 2017	$12,000	(9)
Genco Vigour	1999	Trafigura Maritime Logistics Pte. Ltd.	November 2017	$9,750	(10)
Genco Surprise	1998	Swissmarine Asia Pte., Ltd.	December 2017	$8,000	(11)
Genco Raptor	2007	Golden Ocean Trading Ltd. Bermuda/Aquavita International S.A.	Oct. 2017/Feb. 2018	$9,650/$12,300	(12)
Genco Thunder	2007	Raffles Shipping International Pte. Ltd.	October 2017	$10,500	(13)

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	June 2018	113.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	July 2018	$11,000
Baltic Scorpion	2015	SK Shipping Co., Ltd./Mosaic Global Sales	Oct. 2017/Jan. 2018	$8,500/Voyage
Baltic Mantis	2015	Gavilon Grain LLC	November 2017	Voyage	(14)

Supramax Vessels
Genco Predator	2005	D/S Norden A/S	November 2017	$10,250	(15)
Genco Warrior	2005	Americas Bulk Transport (BVI) Ltd./Ultrabulk A/S	Oct./Nov. 2017	$10,750/$12,000	(16)
Genco Hunter	2007	Daewoo Logistics Corp.	November 2017	$3,500	(17)
Genco Cavalier	2007	Bulkhandling Handymax A/S/Transwind Shipping Co., Ltd.	Oct./Nov. 2017	Spot Pool/$10,500
Genco Lorraine	2009	Bulkhandling Handymax A/S	November 2017	Spot Pool
Genco Loire	2009	Bulkhandling Handymax A/S / Medi Supra Pool Management Ltd. / BaltNav A/S	Oct./Nov./Nov. 2017	Spot Pool/$13,500/$8,000	(18)
Genco Aquitaine	2009	ADMIntermare/S. Norton & Co. Ltd.	Oct./Nov. 2017	$16,000/$20,000	(19)
Genco Ardennes	2009	Norvic Shipping International Ltd./Clipper Bulk Shipping Ltd.	Oct./Nov. 2017	$14,000/$7,000	(20)
Genco Auvergne	2009	Western Bulk Pte. Ltd., Singapore/International Materials Inc.	Oct./Nov. 2017	$9,350/Voyage	(21)
Genco Bourgogne	2010	Phoenix Global DMCC	November 2017	Voyage
Genco Brittany	2010	Trafigura Maritime Logistics Pte. Ltd.	November 2017	$15,000	(22)
Genco Languedoc	2010	Oldendorff Carriers GMBH & Co.	November 2017	$7,900	(23)
Genco Normandy	2007	Bulkhandling Handymax A/S / SK Shipping Co., Ltd.	Oct./Dec. 2017	Spot Pool/$5,000	(24)
Genco Picardy	2005	Centurion Bulk Pte. Ltd., Singapore	November 2017	$9,000	(25)
Genco Provence	2004	HC Trading Malta Ltd.	November 2017	Voyage	(26)
Genco Pyrenees	2010	Kawasaki Kisen Kaisha Ltd. / Western Bulk Pte. Ltd. / Western Bulk Pte. Ltd.	Oct./Nov. 2017/Mar. 2018	$17,600/$13,000/$16,500	(27)
Genco Rhone	2011	Camden Iron and Metal / Ameropa S.A. Lausanne	Oct./Nov. 2017	Voyage/Voyage	(28)
Baltic Leopard	2009	Bulkhandling Handymax A/S	November 2017	Spot Pool
Baltic Panther	2009	Bulkhandling Handymax A/S	November 2017	Spot Pool
Baltic Jaguar	2009	Bunge Latin America LLC/Sims Group Global Trade Corp.	Oct./Nov. 2017	$11,000/Voyage	(29)
Baltic Cougar	2009	Bulkhandling Handymax A/S / Nordic Bulk Carriers A/S	Oct. 2017/Jan. 2018	Spot Pool/$10,500

Handymax Vessels
Genco Muse	2001	Centurion Bulk Pte. Ltd., Singapore	November 2017	$8,500	(30)

Handysize Vessels
Genco Progress	1999	Sun United Maritime Ltd.	November 2017	$6,000	(31)
Genco Explorer	1999	Daiichi Chuo Kisen Kaisha / ADMIntermare / ADMIntermare	Oct./Nov./Nov. 2017	$4,000/Voyage/Voyage	(32)
Baltic Hare	2009	NYK Bulk & Projects Carriers Ltd. / Norden Shipping (Singapore) Pte. Ltd.	Oct./Nov. 2017	$8,300/$5,000	(33)
Baltic Fox	2010	Clipper Logger Pool	November 2017	Spot Pool
Genco Charger	2005	Agriculture & Energy Carriers Ltd.	November 2017	$4,000	(34)
Genco Challenger	2003	Mitsui OSK Lines, Ltd.	November 2017	$7,000	(35)
Genco Champion	2006	Clipper Logger Pool / Cargill Ocean Transportation, Singapore Pte. Ltd.	Oct./Nov. 2017	Spot Pool/$7,250	(36)
Baltic Wind	2009	Ultrabulk Parcel Service A/S	November 2017	$7,500	(37)
Baltic Cove	2010	Clipper Bulk Shipping Ltd. / MUR Shipping B.V.	Nov./Nov. 2017	$5,750/$10,000	(38)
Baltic Breeze	2010	ADMIntermare / CAI Trading LLC	Oct./Nov. 2017	Voyage/Voyage	(39)
Genco Ocean	2010	Empremar S.A. / Cargill International S.A.	Oct./Nov. 2017	$8,500/$8,000	(40)
Genco Bay	2010	Pacific Basin Handysize Ltd. / Bulk Atlantic Inc.	Oct./Nov. 2017	$9,500/$12,000	(41)
Genco Avra	2011	Sims Group Global Trade Corp. / NYK Bulk & Projects Carriers Ltd.	Oct./Nov. 2017	Voyage/$10,500	(42)
Genco Mare	2011	Pioneer Navigation Ltd.	November 2017	103.5% of BHSI
Genco Spirit	2011	Norvic Shipping International Ltd. / BBC Chartering Carriers GMBH & Co. KG	Oct./Dec. 2017	$5,250/$12,500	(43)

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

(3)

We have agreed to an extension with Louis Dreyfus Company Freight Asia Pte. Ltd. on a time charter for 3.5 to 6 months at a rate of $17,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on October 21, 2017.

(4)

We have agreed to an extension with Oldendorff GMBH & Co. on a time charter for approximately 35 days at a rate of $21,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on October 20, 2017.

(5)

We have reached an agreement with Pacific Bulk Cape Company Ltd. on a time charter for 3.5 to 6.5 months at a rate of $16,600 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 4, 2017.

(6)

We have agreed to an extension with Oldendorff GMBH & Co. on a time charter for approximately 35 days at a rate of $14,750 per day Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on October 6, 2017.

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

(9)

We have reached an agreement with Raffles Shipping International Pte. Ltd. on a time charter for approximately 75 days at a rate of $12,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on September 1, 2017 after repositioning. The vessel had redelivered to Genco on August 26, 2017.

(10)

We have reached an agreement with Trafigura Maritime Logistics Pte. Ltd. on a time charter for approximately 25 days at a rate of $9,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 4, 2017 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel redelivered to Genco on September 4, 2017.

(11)

We have reached an agreement with Swissmarine Asia Pte., Ltd. on a time charter for 3.5 to 8.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 18, 2017.

(12)

We have reached an agreement with Aquavita International S.A. on a time charter for 4 to 6.5 months at a rate of $12,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 8, 2017.

(13)	The vessel redelivered to Genco on October 31, 2017 and is currently awaiting next employment.

(14)	We have reached an agreement with Gavilon Grain LLC for one voyage for approximately 90 days.

(15)

We have reached an agreement with D/S Norden A/S on a time charter for approximately 45 days at a rate of $10,250 per day. If the duration of the time charter exceeds 47 days, the hire rate will be $12,500 thereafter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on September 22, 2017 after repositioning. The vessel redelivered to Genco on September 16, 2017.

(16)

We have reached an agreement with Ultrabulk A/S on a time charter for approximately 50 days at a rate of $12,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 1, 2017.

(17)

We have reached an agreement with Daewoo Logistics Corp. on a time charter for approximately 60 days at a rate of $3,500 per day. If the duration of the time charter exceeds 66 days, the hire rate will be $10,000 per day thereafter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on September 11, 2017 after completion of drydocking for scheduled maintenance. The vessel had redelivered to Genco on August 18, 2017.

(18)

We have reached an agreement with BaltNav A/S on a time charter for approximately 20 days at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on November 1, 2017.

(19)

We have reached an agreement with S. Norton & Co. Ltd. on a time charter for approximately 20 days at a rate of $20,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 18, 2017.

(20)

We have reached an agreement with Clipper Bulk Shipping Ltd. on a time charter for approximately 35 days at a rate of $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 17, 2017.

(21)	We have reached an agreement with International Materials Inc. for one voyage for approximately 50 days.

(22)

We have reached an agreement with Trafigura Maritime Logistics Pte. Ltd. on a time charter for approximately 50 days at a rate of $15,000. Hire is paid every 15 days in advance less a 5.00% third-party broker commission. The vessel delivered to charterers on September 18, 2017.

(23)

We have reached an agreement with Oldendorff Carriers GMBH & Co. on a time charter for 3 to 5.5 months at a rate of $7,900 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 21, 2017.

(24)

We have reached an agreement with SK Shipping Co., Ltd. on a time charter for approximately 65 days at a rate of $5,000 per day. If the duration of the time charter exceeds 67 days, the hire rate will be $11,000 per day thereafter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 24, 2017.

(25)

We have agreed to an extension with Centurion Bulk Pte. Ltd., Singapore on a time charter at a rate of $9,000 per day. The minimum and maximum expiration dates of the time charter are October 1, 2017 and December 1, 2017, respectively. Hire is paid every 15 days in advance less a 5.00% third-party broker age commission.

(26)	We have reached an agreement with HC Trading Malta Ltd. for one voyage for approximately 25 days.

(27)

We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for 3.5 to 6.5 months at a rate of $16,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about November 15, 2017.

(28)	We have reached an agreement with Ameropa S.A. Lausanne for one voyage for approximately 45 days.

(29)	We have reached an agreement with Sims Group Global Trade Corp. for one voyage for approximately 45 days.

(30)

We have agreed to an extension with Centurion Bulk Pte. Ltd. Singapore on a time charter for 2.5 to 5.5 months at a rate of $8,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on July 4, 2017.

(31)

We have reached an agreement with Sun United Maritime Ltd. on a time charter for approximately 65 days at a rate of $6,000 per day. If the time charter extends beyond 65 days, the hire rate will be $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 17, 2017.

(32)	We have reached an agreement with ADMIntermare for one voyage for approximately 20 days.

(33)

We have reached an agreement with Norden Shipping (Singapore) Pte. Ltd. on a time charter for approximately 40 days at a rate of $5,000 per day. If the time charter extends beyond 50 days, the hire rate will be $10,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 21, 2017 after repositioning. The vessel had redelivered to Genco on October 13, 2017.

(34)

We have reached an agreement with Agriculture & Energy Carriers Ltd. on a time charter for approximately 65 days at a rate of $4,000 per day. If the time charter exceeds 67 days then the hire rate will be $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 27, 2017.

(35)

We have reached an agreement with Mitsui OSK Lines, Ltd. on a time charter for approximately 60 days at a rate of $7,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 26, 2017 after repositioning. The vessel redelivered to Genco on August 22, 2017.

(36)

We have reached an agreement with Cargill Ocean Transportation, Singapore Pte. Ltd. on a time charter for approximately 20 days at a rate of $7,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 5, 2017.

(37)

We have reached an agreement with Ultrabulk Parcel Service A/S on a time charter for approximately 55 days at a rate of $7,500 per day for the first 45 days and $9,250 per thereafter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on September 17, 2017.

(38)

We have reached an agreement with MUR Shipping B.V. on a time charter for approximately 25 days at a rate of $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterer on November 3, 2017.

(39)	We have reached an agreement with CAI Trading LLC for one voyage for approximately 30 days.

(40)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 40 days at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 5, 2017.

(41)

We have reached an agreement with Bulk Atlantic Inc. on a time charter for approximately 35 days at a rate of $12,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 16, 2017.

(42)

We have reached an agreement with NYK Bulk & Projects Carriers Ltd. on a time charter for approximately 15 days at a rate of $10,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party broker commission. The vessel delivered to charterers on October 14, 2017.

(43)

We have reached an agreement with BBC Chartering Carriers GMBH & Co. KG on a time charter for approximately 45 days at a rate of $12,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 21, 2017.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

VOYAGE REVENUES-

For the three months ended September 30 2017, voyage revenues increased by $13.3 million, or 35.1%, to $51.2 million as compared to $37.9 million for the three months ended September 30, 2016.  The increase in voyage revenues was primarily due to higher spot market rates achieved by the majority of our vessels partially offset by the operation of fewer vessels during the third quarter of 2017 as compared to the same period during 2016.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 48.3% to $8,573 a day for the three months ended September 30, 2017 from $5,779 a day for the three months ended September 30, 2016.  The increase in TCE rates was primarily due to higher spot rates achieved by the majority of the vessels in our fleet during the third quarter of 2017 as compared to the same period last year.  The drybulk freight market strengthened considerably during Q3 2017 as a result of record Chinese steel output which led to heightened demand for seaborne iron ore and coal cargoes. This increase in demand has been met with marginal net fleet growth so far in the second half of the year leading to tighter tonnage availability across the sectors.

For the three months ended September 30, 2017 and 2016, we had 5,520.0 and 6,348.0 ownership days, respectively. The decrease in ownership days is a result of the sale of nine of our vessels during the fourth quarter of 2016 and the first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Fleet utilization decreased to 97.9%  during the three months ended September 30, 2017 from 99.4% during the three months ended September 30, 2016 primarily as a result of 30.9 offhire days for the Genco Tiger related to repairs completed to its main engine.

Refer to the “General” section above for further discussion of the repairs made to the Genco Tiger.

SERVICE REVENUES-

Service revenues consisted of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were provided for a fee of $650 per ship per day effective October 1, 2015 pursuant to the agency agreement entered into between Genco (USA).  There was no service revenue earned during the three months ended September 30, 2017 as MEP was dissolved effective December 31, 2016 and the remaining MEP vessels were sold during 2016.  The $1.0 million of service revenue recorded during the three months ended September 30, 2016 consisted of $0.2 million of management fees and $0.8 million of termination fees related to the sale of seven MEP vessels during the third quarter of 2016.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  There are certain other non-specified voyage expenses such as commissions which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on spot market voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses and the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.  Additionally, we record the lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis.

Voyage expenses increased by $3.3 million from $2.3 million during the three months ended September 30, 2016 as compared to $5.6 million during the three months ended  September 30, 2017.  The increase was primarily due to voyage expenses recorded for the eight vessels that were fixed on spot market voyage charters during the third quarter of 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $3.3 million from $28.5 million during the three months ended September 30, 2016 to $25.1 million during the three months ended September 30, 2017.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.

Daily vessel operating expenses increased to $4,553 per vessel per day for the three months ended September 30, 2017 from $4,483 per day for the three months ended September 30, 2016.  The increase in daily vessel operating expenses was predominantly due to the timing of drydocking related expenses and purchases of stores and spare parts, partially offset by lower crew costs.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2017 were $113 above the weighted-average budgeted rate of $4,440 per vessel per day for the entire year for the core fleet of 60 vessels.

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

For the three months ended September 30, 2017 and 2016, general and administrative expenses were $5.9 million and $7.9 million, respectively.  The $2.0 million decrease was primarily due to a $2.3 million decrease in nonvested stock amortization expense.   Refer to Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the three months ended September 30, 2017 and 2016, technical management fees were $1.9 million and $2.2 million, respectively.  The $0.3 million decrease was due to the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.

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

Depreciation and amortization expense decreased by $0.3 million to $17.8 million during the three months ended September 30, 2017 as compared to $18.1 million during the three months ended September 30, 2016.  This decrease was primarily due to a decrease in depreciation expense for the five vessels that were deemed to be impaired as of August 4, 2017 and the Genco Surprise which was deemed to be impaired as of June 30, 2017.  These vessels were reduced to their respective fair market values and are being depreciated over their remaining useful life.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2017 and 2016, we recorded $18.7 million and $0 of impairment of vessel assets, respectively.  On August 4, 2017, our Board of Directors determined to dispose of the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these vessels did not exceed the net book value for each vessel, we reduced the carrying value of these vessels to their respective fair market values at August 4, 2017.  This resulted in an $18.7 million impairment loss during the three months ended September 30, 2017.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense increased by $0.4 million from $7.0 million during the three months ended September 30, 2016 to $7.4 million during the three months ended September 30, 2017.  Net interest expense during the three months ended September 30, 2017 and 2016 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense is primarily due to a $0.8 million increase in interest expense as a result of higher interest rates during the third quarter of 2017 as compared to the same period during 2016.  These increases were partially offset by a $0.4 million increase in interest income earned during the third quarter of 2017 as compared to the same period during 2016 primarily as a result of interest income earned on time deposits as well as a higher cash balance due to proceeds from the equity issuance during the fourth quarter of 2016 and proceeds from the sale of vessels.    Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities and the equity issuance.

REORGANIZATION ITEMS, NET–

Reorganization items, net decreased to $0 during the three months ended September 30, 2017 from $0.1 million during the three months ended September 30, 2016.  These reorganization items include trustee fees and professional fees incurred after we emerged from bankruptcy on July 9, 2014 in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments related to the Chapter 11 Cases.  As of December 31, 2016, all outstanding claims arising from the Chapter 11 Cases were settled.  Refer to Note 15 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

Income tax expense decreased to $0 during the three months ended September 30, 2017 from $0.4 million during the three months ended September 30, 2016.  Income tax expense during the three months ended September 30, 2016 consisted of federal, state and local income taxes on net income earned by Genco (USA), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.

The decrease in income tax expense during the three months ended September 30, 2017 as compared to the same period during the prior year is primarily due to a decrease in service revenue recorded by Genco (USA) which was earned from MEP during 2016 as a result of the sale of MEP’s twelve vessels during 2016.  MEP was subsequently dissolved by December 31, 2016.  As such, there was no income tax recorded during the third quarter of 2017.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

VOYAGE REVENUES-

For the nine months ended September 30, 2017, voyage revenues increased by $45.3 million, or 50.7%, to $134.8 million as compared to $89.5 million for the nine months ended September 30, 2016.  The increase in voyage revenues was primarily due to higher spot market rates achieved by the majority of our vessels partially offset by the operation of fewer vessels during the nine months ended September 30, 2017 as compared to the same period during 2016.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 80.4% to $7,829 a day for the nine months ended September 30, 2017 from $4,341 a day for the nine months ended September 30, 2016.  The increase in TCE rates was primarily due to higher rates achieved by the majority of our vessels during the nine months ended September 30, 2017 as compared to the same period last year.

For the nine months ended September 30, 2017 and 2016, we had 16,687.4 and 19,043.7 ownership days, respectively. The decrease in ownership days is a result of the sale of nine of our vessels during the fourth quarter of 2016 and the first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Fleet utilization decreased to 97.8% during the nine months ended September 30, 2017 from 99.0% during the nine months ended September 30, 2016 primarily as a result of 114.6 offhire days and 34.0 offhire days for the Genco Tiger and Baltic Lion, respectively, related to repairs completed to their main engines.

Refer to the “General” section above for further discussion of the repairs made to the Genco Tiger and Baltic Lion.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were provided for a fee of $650 per ship per day effective October 1, 2015 pursuant to an agreement entered into between Genco (USA) and MEP.  There was no service revenue earned during the nine months ended September 30, 2017 as MEP was dissolved effective December 31, 2016 and the remaining MEP vessels were sold during 2016.  The  $2.2 million of service revenue recorded during the nine months ended September 30, 2016 consisted of $1.1 million of management fees and $1.1 million of termination fees related to the sale of the twelve MEP vessels.

VOYAGE EXPENSES-

Voyage expenses increased marginally by $0.5 million from $9.2 million during the nine months ended September 30, 2016 as compared to $9.7 million during the nine months ended September 30, 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $12.3 million from $86.1 million during the nine months ended September 30, 2016 to $73.9 million during the nine months ended September 30, 2017.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Additionally, the decrease was due to lower expenses related to crewing and insurance, partially offset by higher drydocking related expenses.

Daily vessel operating expenses decreased to $4,427 per vessel per day for the nine months ended September 30, 2017 from $4,523 per day for the nine months ended September 30, 2016.  The decrease in daily vessel operating expenses was predominantly due to lower expenses related to crewing and insurance, partially offset by higher drydocking related expenses.    We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2017 were $13 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year for the core fleet of 60 vessels.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $16.6 million and $30.1 million, respectively.  The $13.5 million decrease was primarily due to an $11.0 million decrease in nonvested stock amortization expense.  Refer to Note 17 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.  The decrease in general and administrative expenses was also due to a $3.4 million decrease in financing related advisory and legal fees.

TECHNICAL MANAGEMENT FEES-

For the nine months ended September 30, 2017 and 2016, technical management fees were $5.7 million and $6.8 million, respectively.  The $1.0 million decrease was primarily due to the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.

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

Depreciation and amortization expense decreased by $4.0 million to $54.2 million during the  nine months ended September 30, 2017 as compared to $58.2 million during the  nine months ended September 30, 2016.  This difference was primarily due to a decrease in depreciation expense for the nine vessels which were deemed impaired at June 30, 2016 and were written down to their net realizable value at June 30, 2016.  These vessels were subsequently sold during the fourth quarter of 2016 and the first half of 2017.  Additionally, there was a decrease in depreciation for the Genco Marine which was scrapped on May 17, 2016.  Lastly, there was a decrease in depreciation expense for the six vessels that were deemed impaired at August 4, 2017 and June 30, 2017 and were written down to their fair market value.  These decreases were partially offset by an increase in drydocking amortization expense as a result of additional vessels drydocking during the nine months ended September 30, 2017 as compared to the same period last year.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information regarding the impairment of vessels.

OTHER OPERATING INCOME –

For the nine months ended September 30, 2017 and 2016, other operating income was $0 and $0.2 million, respectively.  The decrease is primarily due to a payment of $0.2 million received from Samsun Logix Corporation as part of the cash settlement of the revised rehabilitation plan approved by the South Korean courts on April 8, 2016.  Refer to Note 16 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the settlement.

IMPAIRMENT OF VESSEL ASSETS -

During the nine months ended September 30, 2017 and 2016, we recorded $22.0 million and $69.3 million of impairment of vessel assets, respectively.  On August 4, 2017, our Board of Directors determined to dispose of the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these vessels did not exceed the net book value for each vessel, we reduced the carrying value of these vessels to their respective fair market values at August 4, 2017.  This resulted in an $18.7 million impairment loss during the nine months ended September 30, 2017.  Additionally, at June 30, 2017, we determined that the sum of the estimated undiscounted future cash flows attributable to the Genco Surprise did not exceed the carrying value of the vessel at June 30, 2017.  As such, we reduced the carrying value of the Genco Surprise to its fair market value as of June 30, 2017, which resulted in an impairment loss of $3.3 million during the nine months ended September 30, 2017.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

(GAIN) LOSS ON SALE OF VESSELS –

During the nine months ended September 30, 2017, we recorded a net gain on sale of $7.7 million related primarily to the sale of the Genco Prosperity, Genco Success, Genco Carrier, Genco Reliance and Genco Wisdom for which the sales were completed during the first half of 2017.  During the nine months ended September 30, 2016, we recorded a net loss on sale of vessels of $0.1 million related to the scrapping of the Genco Marine on May 17, 2016.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT –

During the nine months ended September 30, 2016, we recorded Impairment of investment of $2.7 million.  Prior to selling our remaining investment in Jinhui during the fourth quarter of 2016, we reviewed our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis.  Based on our review, we deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016. Refer to Note 5 — Investments in our Condensed Consolidated Financial Statements for further details.

NET INTEREST EXPENSE –

Net interest expense increased by $0.5 million from $21.1 million during the nine months ended September 30, 2016 to $21.6 million during the nine months ended September 30, 2017.  Net interest expense during the nine months ended September 30, 2017 and 2016 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense is primarily due to a $1.4 million increase in interest expense as a result of higher interest rates during the nine months ended September 30, 2017 as compared to the same period during 2016.  These increases were partially offset by a $0.9 million increase in interest income earned during the nine months ended September 30, 2017 as compared to the same period during 2016 primarily as a result of interest income earned on time deposits as well as a higher cash balance due to proceeds from the equity issuance during the fourth quarter of 2016 and proceeds from the sale of vessels.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities and the equity issuance.

REORGANIZATION ITEMS, NET

Reorganization items, net decreased to $0 during the nine months ended September 30, 2017 from $0.2 million during the nine months ended September 30, 2016.  These reorganization items include trustee fees and professional fees incurred after we emerged from bankruptcy on July 9, 2014 in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments related to the Chapter 11 Cases.  As of December 31, 2016, all outstanding claims arising from the Chapter 11 Cases were settled.  Refer to Note 15 — Reorganization items, net in our Condensed Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

Income tax expense decreased to $0 during the nine months ended September 30, 2017 from $0.8 million during the nine months ended September 30, 2016.  Income tax expense during the nine months ended September 30, 2016 consisted of federal, state and local income taxes on net income earned by Genco (USA), one of our wholly-owned subsidiaries.  Pursuant to an agency agreement, we provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.

The decrease in income tax expense during the nine months ended September 30, 2017 as compared to the same period during the prior year is primarily due to a decrease in service revenue recorded by Genco (USA) which was earned from MEP during 2016 as a result of the sale of MEP’s twelve vessels during 2016.  MEP was subsequently dissolved by December 31, 2016.  As such, there was no income tax recorded during the nine months ended September 30, 2017.

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

While supply and demand fundamentals have been improving during 2017, persistent, historically low rates prior to 2017 resulted in decreases in our prior period revenues.  As a result, we experienced negative cash flows, and in turn, our liquidity had been negatively impacted.  To address our liquidity and covenant compliance issues, in November 2016 we refinanced or amended our credit facilities and completed a $125 million capital raise as described below.  Based on current market conditions, we believe these measures are sufficient to address such issues and that our capital resources are sufficient to fund our operations for at least the next twelve months.

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

At September 30, 2017, we believe we were in compliance with all financial covenants under the $400 Million Credit Facility, the 2014 Term Loan Facilities and the Restated $98 Million Credit Facility.

Excess cash from the collateralized vessels under our $400 Million Credit Facility are subject to a cash sweep.  The cash sweep will be 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep is required from the first $10 million in aggregate of the prepayments otherwise required under the cash sweep. As of September 30, 2017, the amount of our aggregate excess cash flow was approximately $8.5 million.  If our revenues and expenses for the third quarter were to remain at such levels, we anticipate that our aggregate excess cash flow would exceed $10 million as early as the fourth quarter of 2017 and excess cash would be payable under the cash sweep during the fourth quarter of 2017.

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

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2017 was $4.4 million as compared to net cash used in operating activities for the nine months ended September 30, 2016 of $45.9 million.  Included in the net loss during the nine months ended September 30, 2017 and 2016 are $22.0 million and $72.0 million of non-cash impairment charges, respectively. Also included in the net loss during the nine months ended September 30, 2017 and 2016 are $3.5 million and $14.5 million, respectively, of non-cash amortization of nonvested stock compensation related to the Company’s equity incentive plans. There was also a gain on sale of vessels in the amount of $7.7 million due to the sale of five vessels and paid in kind interest of $4.6 million related to the $400 Million Credit Facility during the nine months ended September 30, 2017. Depreciation and amortization expense for the nine months ended September 30, 2017 decreased by $4.0 million primarily due to the operation of fewer vessels during the nine months ended September 30, 2017 as well as the revaluation of ten of our vessels to their estimated net realizable value during the first half of 2016. Additionally, the fluctuation in prepaid expenses and other current assets decreased by $11.1 million due to the timing of prepaid payments made, a portion of which includes the hull and machinery insurance claims for repairs of the Genco Tiger and Baltic Lion.  Lastly, there was a $5.7 million increase in deferred drydocking costs incurred because there were more vessels that completed drydocking during the nine months ended September 30, 2017 as compared to the same period during 2016.  This was offset by an increase in the fluctuation in accounts payable and accrued expenses of $6.2 million due to the timing payments.

Net cash provided by investing activities was $18.1 million during the nine months ended September 30, 2017 as compared to $5.1 million during the nine months ended September 30, 2016.  The increase is primarily due to a  $13.6 million increase in the proceeds from the sale of five vessels during the nine months ended September 30, 2017 as compared to the scrapping of one vessel during the nine months ended September 30, 2016. Additionally, there was a $3.1 million decrease in deposits of restricted cash during the nine months ended September 30, 2017 primarily as a result of the release of restricted cash for required capital expenditures for our vessels.  These increases were partially offset by a decrease of $3.9 million for the proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2016.

Net cash used in financing activities was $3.5 million and $40.3 million during the nine months ended September 30, 2017 and 2016, respectively.  Net cash used in financing activities of $3.5 million for the nine months ended September 30, 2017 consisted primarily of the following:  $1.1 million payment of Series A Preferred Stock issuance costs; $2.1 million repayment of debt under the 2014 Term Loan Facilities; and $0.3 million repayment of debt under the $400 Million Credit Facility.  Net cash used in financing activities of $40.3 million for the nine months ended

September 30, 2016 consisted primarily of the following: $15.2 million repayment of debt under the $253 Million Term Loan Facility, $9.0 million repayment of debt under the $148 Million Credit Facility, $5.8 million repayment of debt under the $100 Million Term Loan Facility, $4.9 million repayment of debt under the 2015 Revolving Credit Facility, $2.1 million repayment of debt under the $44 Million Term Loan Facility, $2.1 million repayment of debt under the 2014 Term Loan Facilities; and $1.1 million repayment of debt under the $22 Million Term Loan Facility.  On November 15, 2016, the $400 Million Credit Facility refinanced the following six credit facilities: the $253 Million Term Loan Facility, the $148 Million Credit Facility, the $100 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility and the $22 Million Term Loan Facility.

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

At September 30, 2017, we believed we were in compliance with all of the financial covenants under the $400 Million Credit Facility, the Restated $98 Million Credit Facility and the 2014 Term Loan Facilities.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2017 and December 31, 2016, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2017 and December 31, 2016.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of September 30, 2017.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities, as well as other fees associated with the facilities.  For the interest and scheduled credit agreement payments for the $400 Million Credit Facility, we have assumed that we will elect that 1.50% of the interest expense will be paid in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility, November 15, 2021. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space.  Refer to Note 16 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$534,341	$2,213	$56,365	$461,269	$14,494
Interest and borrowing fees	96,867	5,802	50,461	39,442	1,162
Executive employment agreement	631	164	467	—	—
Office leases	16,775	269	3,146	4,460	8,900
Totals	$648,614	$8,448	$110,439	$505,171	$24,556

(1)	Represents the three-month period ending December 31, 2017.

Interest expense has been estimated using 1.34% plus the applicable margin of 3.75% for the $400 Million Credit Facility, 6.125% for the $98 Million Credit Facility and 2.50% for the 2014 Term Loan Facilities.

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

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the U.S. Coast Guard (“USCG”) has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. Furthermore, we  received extensions for vessels drydocking in 2016 which allowed for further extensions to the vessels’ next scheduled drydockings in year 2021.  Additionally, for our vessels scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  Any newbuilding vessels that we acquire will have a USCG approved system or at least an AMS installed when the vessel is being built.

In addition, on September 8, 2016, the Ballast Water Management (“BWM “) Convention was ratified and had an original effective date of September 8, 2017.  However, on July 7, 2017, the effective date of the BWM Convention was extended two years to September 8, 2019.  This will require vessels to have ballast water treatment systems installed to coincide with the vessels’ next International Oil Pollution Prevention Certificate (“IOPP”) renewal survey after September 8, 2019.   In order for a vessel to trade in U.S. waters, it must be compliant with the installation date as required by the USCG as outlined above.

The cost of these systems will vary based on the size of the vessel, and the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.8 million for Panamax, $0.8 million for Supramax, $0.7 million for Handymax and $0.7 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved by both the International Maritime Organization (“IMO”) and the USCG. These amounts would be in addition to the amounts budgeted for drydocking below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, and scheduled off-hire days for our fleet through 2018 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2017 (October 1 - December 31, 2017)	$0.9	20
2018	$3.4	80

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

During the nine months ended September 30, 2017 and 2016, we incurred a total of $7.7 million and $2.0 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Fourteen of our vessels completed drydockings during the nine months ended September 30, 2017. We estimate that one of our vessels will be drydocked during the remainder of 2017 and four of our vessels will be drydocked during 2018.

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

During the three and nine months ended September 30, 2017, we recorded losses of $18.7 million and $22.0 million, respectively, related to the impairment of vessel assets.  There was $18.7 million of impairment expense recorded during the three and nine months ended September 30, 2017 for five of our vessels; the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour.  On August 4, 2017, the Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.  As such, the future undiscounted cash flows did not exceed the net book value of these vessels and the vessel values were adjusted to their respective fair market values which resulted in an impairment loss.  Additionally, during the nine months ended September 30, 2017, a $3.3 million impairment loss was recorded for the Genco Surprise  at June 30, 2017 when we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Surprise. Therefore, we adjusted the value of the Genco Surprise to its fair market value which resulted in an impairment loss of $3.3 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

During the three and nine months ended September 30, 2016, we recorded losses of $0 and $69.3 million, respectively, related to the impairment of vessel assets.  There was $67.6 million of impairment expense recorded during the nine months ended September 30, 2016 for nine of our vessels, the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar, and Genco Wisdom, for which we had determined it was more likely than not would be scrapped pursuant to the terms of the Commitment Letter that we entered into on June 8, 2016.  These vessels have been subsequently sold during the fourth quarter of 2016 and the first half of 2017.  Additionally, during the nine months ended September 30, 2016, a $1.7 million impairment loss was recorded for the Genco Marine when we had determined that it was more likely than not that the vessel would be scrapped.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine, and it was sold to a demolition yard and scrapped on May 17, 2016.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information which describes how we determined that these vessel assets were impaired.

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities as of September 30, 2017.  Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  For unencumbered vessels, we utilized the June 30, 2016 vessel valuations at December 31, 2016 as these vessels were impaired as of June 30, 2016 and vessels valuations were not obtained since.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2017 and December 31, 2016.  Vessels have been grouped according to their collateralized status as of September 30, 2017.  The carrying value of the Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour at September 30, 2017 and the carrying value of the Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom at December 31, 2016 reflect the impairment loss recorded for these vessels.

At September 30, 2017, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2017, with the exception of the Baltic Lion, Genco Tiger and the six vessels that were written down to their fair market value during the nine months ended September 30, 2017 as noted above (Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour).  At December 31, 2016, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2016, with the exception of the five aforementioned vessels (Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom) which were unencumbered at December 31, 2016 and were written down to their estimated net realizable value as of June 30, 2016 when it was determined that the vessel assets were impaired.

The amount by which the carrying value at September 30, 2017 of all of the vessels in our fleet, with the exception of the eight aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.1 million to $14.0 million per vessel, and $404.8 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2016 of all of the vessels in our fleet, with the exception of the five aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.3 million to $23.2 million per vessel, and $678.9 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.8 million at September 30, 2017 and $11.3 million as of December 31, 2016.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2017	2016
Unencumbered
Genco Carrier	1998	2004	$—	1,614
Genco Prosperity	1997	2005	—	1,614
Genco Reliance	1999	2004	—	1,373
Genco Success	1997	2005	—	1,612
Genco Wisdom	1997	2005	—	1,614
TOTAL			$—	$7,827

$400 Million Credit Facility
Baltic Bear	2010	2010	42,136	43,595
Baltic Lion	2009	2013	32,380	33,320
Baltic Wolf	2010	2010	42,263	43,694
Genco Claudius	2010	2009	42,721	44,233
Genco Commodus	2009	2009	40,684	42,146
Genco Maximus	2009	2009	40,730	42,181
Genco Tiger	2010	2013	30,161	31,024
Genco Raptor	2007	2008	17,253	17,948
Genco Surprise	1998	2006	5,643	9,273
Genco Thunder	2007	2008	17,310	17,993
Baltic Mantis	2015	2015	28,234	29,032
Baltic Scorpion	2015	2015	27,977	28,773
Baltic Cougar	2009	2010	17,925	18,579
Baltic Jaguar	2009	2010	17,935	18,587
Baltic Leopard	2009	2009	17,902	18,561
Baltic Panther	2009	2010	17,911	18,568
Genco Aquitaine	2009	2010	18,493	19,165
Genco Ardennes	2009	2010	18,510	19,178
Genco Auvergne	2009	2010	18,700	19,368
Genco Bourgogne	2010	2010	19,581	20,279

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2017	2016
Genco Brittany	2010	2010	19,598	20,292
Genco Hunter	2007	2007	19,626	20,465
Genco Languedoc	2010	2010	19,609	20,302
Genco Loire	2009	2010	17,871	18,537
Genco Lorraine	2009	2010	17,847	18,519
Genco Normandy	2007	2010	16,289	16,945
Genco Picardy	2005	2010	17,176	18,036
Genco Provence	2004	2010	16,137	16,973
Genco Pyrenees	2010	2010	19,571	20,278
Genco Rhone	2011	2011	20,695	21,395
Genco Warrior	2005	2007	17,136	18,010
Genco Muse	2001	2005	11,724	12,512
Baltic Breeze	2010	2010	18,465	19,112
Baltic Cove	2010	2010	18,398	19,059
Baltic Fox	2010	2013	17,991	18,661
Baltic Hare	2009	2013	16,941	17,591
Baltic Wind	2009	2010	17,443	18,092
Genco Avra	2011	2011	19,496	20,164
Genco Bay	2010	2010	18,396	19,061
Genco Challenger	2003	2007	10,574	11,193
Genco Explorer	1999	2004	3,952	7,778
Genco Mare	2011	2011	19,524	20,187
Genco Ocean	2010	2010	18,447	19,100
Genco Progress	1999	2005	3,951	7,761
Genco Spirit	2011	2011	19,563	20,216
TOTAL			$930,869	$975,736

$98 Million Credit Facility
Genco Constantine	2008	2008	38,481	40,020
Genco Augustus	2007	2007	36,202	37,741
Genco London	2007	2007	35,423	36,572
Genco Titus	2007	2007	35,540	36,917
Genco Tiberius	2007	2007	36,132	37,663
Genco Hadrian	2008	2008	38,378	39,794
Genco Knight	1999	2005	6,179	10,144

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2017	2016
Genco Beauty	1999	2005	6,183	10,234
Genco Vigour	1999	2004	6,184	10,255
Genco Predator	2005	2007	17,155	18,023
Genco Cavalier	2007	2008	16,236	16,905
Genco Champion	2006	2008	13,397	14,044
Genco Charger	2005	2007	12,495	13,116
TOTAL			$297,985	$321,428

2014 Term Loan Facilities
Baltic Hornet	2014	2014	26,406	27,178
Baltic Wasp	2015	2015	26,658	27,431
TOTAL			$53,064	$54,609

Consolidated Total			$1,281,918	$1,359,600

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At September 30, 2017 and December 31, 2016, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three and nine months ended September 30, 2017 and 2016, we were subject to the following interest rates on the outstanding debt under our credit facilities:

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

A 1% increase in LIBOR would result in an increase of $4.0 million in interest expense for the nine months ended September 30, 2017.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of September 30, 2017 and December 31, 2016, we did not have any derivative financial instruments.

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

On July 9, 2015, plaintiffs in that action moved to enjoin the merger vote, scheduled to take place on July 17, 2015.  The motion was thereafter fully briefed and argued on July 15, 2015.  The motion to enjoin the vote was denied on July 15, 2015.  Plaintiffs sought an emergency injunction and temporary restraining order from the New York State Appellate Division, First Department the following day, on July 16, 2015.  The Appellate Division denied the request, and the vote, and subsequent merger, proceeded as scheduled on July 17, 2015.  Plaintiffs thereafter withdrew that appeal.

On June 30, 2015, defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016.

On September 29, 2016, plaintiffs filed a Notice of Appeal with the Supreme Court of the State of New York, County of New York.

On June 28, 2017, plaintiffs moved the Appellate Division to extend the time to perfect the appeal to October 2, 2017.  The motion was granted, and on that date, plaintiffs subsequently filed an appellate brief and record.  Briefing on the appeal is continuing and is presently scheduled to be completed for the Appellate Division’s February 2018 term.

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: November 7, 2017	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 7, 2017	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)