Form 10-K
period 2017-12-31
GENCO SHIPPING & TRADING LTD
filed 2018-02-28
CIK 1326200

ce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $9.47 per share as of June 30, 2017 was approximately $79.3 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of February 28, 2018 was 34,532,004 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017, are incorporated by reference in Part III herein.

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

i

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a New York City-based company incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 60 drybulk carriers, including 13 Capesize, six Panamax, four Ultramax, 21 Supramax, one Handymax and 15 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,688,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 9.9 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  Of the vessels in our fleet, 22 are currently on spot market voyage charters, four are currently on spot market-related time charters, and 30 are on fixed-rate time charter contracts.

See pages 6 - 11 for a table of all vessels that are currently in our fleet.

In 2017, we began implementing certain initiatives to expand our commercial platform and more actively manage the employment of our vessels.  We hired commercial directors for our major bulk and minor bulk fleets and have begun employment of our vessels directly with cargo owners under cargo contracts to provide a full logistics solution to major cargo owners.  To better capitalize on opportunities to employ our vessels in markets around the world, we have also expanded our global commercial presence with the establishment of a new office in Singapore and plan to establish an office in Europe.  Additionally, we have withdrawn all of our vessels from their respective pools and are reallocating our freight exposure to the Atlantic basin to seek to capture the earnings premium historically offered.

The Genco Tiger and Baltic Lion were offhire for a total of approximately 115 days and 34 days, respectively, during the year ended December 31, 2017 to complete repairs to their main engines.  The Genco Tiger’s main engine experienced a breakdown associated with the vessel’s lube filtration system during the first quarter of 2017 and underwent repairs to rectify the issue.  The Baltic Lion, which is a sister vessel to the Genco Tiger, also underwent main engine repairs associated with the lube filtration system.  We received approval from the insurance underwriters during June 2017 for payment on account under our loss of hire insurance in the amount of $1.4 million and $0.3 million for the Genco Tiger and Baltic Lion, respectively, which was recorded as voyage revenue during the second quarter of 2017.  During September 2017, we received the approval of the final remaining loss of hire insurance claim for the Genco Tiger of $0.4 million which was recorded as voyage revenue during the third quarter of 2017.  We are awaiting approval of the final remaining loss of hire insurance claim for the Baltic Lion.  Our loss of hire insurance covers the revenue days lost for the two vessels at a rate of twenty thousand dollars per day up to 90 days after a deductible of fourteen days.  As the Genco Tiger had total offhire days of approximately 115 days, 11 days of this offhire exceeded the 90-day loss of hire and fourteen-day deductible period and was not covered by insurance.

On November 15, 2016, we completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis as noted above.  On January 4, 2017, our shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement.  As a result of such shareholder approval, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.  Concurrently with the completion of the private placement, we entered into a new senior secured loan facility (the “$400 Million Credit Facility”) for an aggregate principal amount of up to $400 million, which we used to refinance the outstanding debt under the $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, each as defined in Note 8 — Debt of the Consolidated Financial Statements (collectively, the “Prior Facilities”).  Refer to Note 1 — General Information and Note 8 — Debt in our Consolidated Financial Statements for further information.

Pursuant to the final executed $400 Million Credit Facility, we were required to sell or scrap ten of our vessels.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine.  We reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, which was completed on May 17, 2016.  During October 2016, we reached agreements with third-parties to sell three of our vessels, the Genco Pioneer (a 1999-built Handysize vessel), the Genco Sugar (a 1998-built Handysize vessel) and the Genco Leader (a 1999-built Panamax vessel).   These sales were completed during October and November 2016. Additionally, during November 2016 we reached an agreement with a third-party to sell the Genco Acheron (a 1999-built Panamax vessel) for which the sale was completed during December 2016.  Also, during December 2016 the Board of Directors unanimously approved the sale of the Genco Success (a 1997-built Handymax vessel), the Genco Prosperity (a 1997-built Handymax vessel) and the Genco Wisdom (a 1997-built Handymax vessel).  These vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  The sale of the Genco Wisdom and Genco Success were completed during January and March 2017, respectively, and the Genco Prosperity was completed during May 2017.  Lastly, during January 2017, the Board of Directors unanimously approved the sale of the Genco Carrier (a 1998-built Handymax vessel) and the Genco Reliance (a 1999-built Handysize vessel).  The sales of these vessels were completed during February 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for further details.

On July 17, 2015, we merged with our indirect, partially owned subsidiary Baltic Trading Limited (“Baltic Trading”) (the “Merger”). Baltic Trading was consolidated as we also controlled a majority of the voting interest in Baltic Trading prior to the Merger.  Management’s discussion and analysis of our results of operations and financial condition includes the results of Baltic Trading.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet.  Commercial management includes the negotiation of employment for vessels, managing the mix of various types of employment, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their employment.  Strategic management includes locating, purchasing, financing and selling vessels.  We currently contract with two independent technical managers to provide technical management of our fleet at a lower cost than we believe would be possible in-house.  Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.

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

•

Implement an active commercial strategy — Our current fleet of 60 drybulk vessels concentrates on the transportation of major and minor bulk commodities globally.  Historically, Genco has employed its fleet mostly through time charter contracts as well as pooling arrangements.  In 2017, the Company made the strategic decision to augment its existing in-house commercial operating platform and shift from being a tonnage provider to being an active owner-operator with the goal of expanding its network of customers and improving its margins.  As a result of this strategic shift, we have been fixing an increasing number of vessels on spot market voyage charters directly with cargo providers, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis.  In addition to these spot market voyage charters, we continue to fix our vessels on both short and long-term time charters, as well as spot market-related time charterers, depending on market conditions and outlook.  Overall, our fleet deployment strategy is currently weighted towards short-term fixtures which provide optionality in a potentially rising freight rate environment.  We may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer charter periods, entering into vessel pools and chartering in vessels.

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

•

Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and cargo providers, many of whom consider the reputation of a vessel owner and operator when entering into time charters.  We believe that our management team’s track record improves our relationships with high quality shipyards and financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us that are currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,001	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,098	2009
Genco Hadrian	Capesize	169,025	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Baltic Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010
Genco Beauty	Panamax	73,941	1999
Genco Knight	Panamax	73,941	1999
Genco Raptor	Panamax	76,499	2007
Genco Surprise	Panamax	72,495	1998
Genco Thunder	Panamax	76,588	2007
Genco Vigour	Panamax	73,941	1999

Vessel	Class	Dwt	Year Built

Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,470	2015
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	58,018	2009
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Brittany	Supramax	58,018	2010
Genco Cavalier	Supramax	53,617	2007
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	58,018	2010
Genco Loire	Supramax	53,430	2009
Genco Lorraine	Supramax	53,417	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,473	2009
Baltic Leopard	Supramax	53,446	2009
Baltic Panther	Supramax	53,350	2009
Genco Muse	Handymax	48,913	2001
Genco Avra	Handysize	34,391	2011
Genco Bay	Handysize	34,296	2010
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Explorer	Handysize	29,952	1999
Genco Mare	Handysize	34,428	2011
Genco Ocean	Handysize	34,409	2010
Genco Progress	Handysize	29,952	1999
Genco Spirit	Handysize	34,432	2011
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009
Baltic Wind	Handysize	34,408	2009

FLEET MANAGEMENT

Our management team and other employees are responsible for the commercial and strategic management of our fleet.  Commercial management involves negotiating charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters, vessel pools and spot market-related time charters, and monitoring the performance of our vessels under their charters.  Strategic management involves locating, purchasing, financing and selling vessels.

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

OUR CHARTERS

As of February 26, 2018, we employed 22 of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis.  Under spot market voyage charters, voyage expenses such as fuel and port charges are borne by us.  Additionally, as of February 26, 2018, four of our vessels under spot market-related time charters, which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a variable rate over the term of the time charter agreement.  As such, the revenue earned by these vessels is subject to the fluctuations of the spot market.  Lastly, as of February 26, 2018, we employed 30 of our vessels under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.

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

For the vessels that we employ on time charters and spot market-related time charters, agreements expire within a range of dates (for example, a minimum of 4 months and maximum of 6 months following delivery), with the exact end of the time charter left unspecified to account for the uncertainty of when a vessel will complete its final voyage under the time charter.  The charterer may extend the charter period by any time that the vessel is off-hire.  If a vessel remains off-hire for more than 30 consecutive days, the time charter may be cancelled at the charterer’s option.

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 6.25% of the total daily charterhire rate of each charter or total freight revenue to third-parties, depending on the number of brokers involved with arranging the relevant charter.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the time and duration of employment for our vessels according to market conditions as they become available for hire.

The following table sets forth information about the current employment of the vessels in our fleet as of February 26, 2018:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Swissmarine Services S.A.	March 2018	106% of BCI
Genco Tiberius	2007	Kawasaki Kisen Kaisha Ltd.	April 2018	$20,000	(3)
Genco London	2007	Swissmarine Services S.A.	May 2018	98% of BCI
Genco Titus	2007	Louis Dreyfus Company Freight Asia Pte. Ltd.	February 2018	$17,750
Genco Constantine	2008	Mitsui O.S.K. Lines Ltd.	February 2018	$27,000	(4)
Genco Hadrian	2008	Pacific Bulk Cape Company Ltd./Cargill Ocean Transportation Pte. Ltd.	Feb./May 2018	$16,600/ $13,500	(5)
Genco Commodus	2009	Swissmarine Asia Pte. Ltd.	March 2018	88% of BCI
Genco Maximus	2009	Naval Bulk Corp./Jiangsu Steamship Pte. Ltd.	Feb./Mar. 2018	$17,650/ $11,000	(6)
Genco Claudius	2010	RGL Shipping Pte. Ltd./Pacific Bulk Cape Company Ltd.	Jan./Nov. 2018	$18,000/ $15,300	(7)
Genco Tiger	2011	Uniper Global Commodities SE./Pan Ocean Co., Ltd.	Feb./Apr. 2018	$10,750/ $14,400	(8)
Baltic Lion	2012	Koch Shipping Pte. Ltd./Berge Bulk Shipping Pte. Ltd.	Jan./May 2018	$15,300/ $15,900	(9)
Baltic Bear	2010	Trafigura Maritime Logistics Pte. Ltd.	February 2018	$10,750
Baltic Wolf	2010	Cargill International S.A.	March 2018	$15,350

Panamax Vessels
Genco Beauty	1999	Swissmarine Asia Pte. Ltd./COFCO Agri Freight Geneva, S.A.	Feb./May 2018	$9,000/ $10,500	(10)
Genco Knight	1999	RGL Shipping Pte. Ltd./Unico Logistics	Jan./Feb./Apr. 2018	$8,900/ $10,500 / $10,000	(11)
Genco Vigour	1999	Five Ocean Corp./Transpower Shipping Ltd.	Jan./Feb. 2018	$8,300/ $9,250	(12)
Genco Surprise	1998	Swissmarine Asia Pte., Ltd.	February 2018	$8,000	(13)
Genco Raptor	2007	Aquavita International S.A.	March 2018	$12,300	(14)
Genco Thunder	2007	COFCO Agri Freight Geneva, S.A./Oldendorff GMBH & Co. KG	Mar./Apr. 2018	$10,000 / $13,000	(15)

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	June 2018	113.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	July 2018	$11,000
Baltic Scorpion	2015	Mosaic Global Sales/Jiangsu Steamship Pte. Ltd./A/S Klaveness Chartering	Jan./Feb./Apr. 2018	Voyage/ $9,000/ $12,500	(16)
Baltic Mantis	2015	Cargill International S.A./Nesher Israel Cement Enterprises Ltd.	Feb./Mar. 2018	$11,000/ Voyage	(17)

Supramax Vessels
Genco Predator	2005	D/S Norden A/S/Contegral S.A./ArcelorMittal/Nitron Group LLC	Jan./Feb./Mar./May 2018	$11,500/ Voyage/ Voyage/ Voyage	(18)
Genco Warrior	2005	Sims Group Global Trade Corp./Eurochem Trading GMBH	Jan./Mar. 2018	Voyage/ Voyage	(19)

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Genco Hunter	2007	ADMIntermare/Dead Sea Works Ltd./ADMIntermare	Jan./Mar./Apr. 2018	$18,250/ Voyage/ Voyage	(20)
Genco Cavalier	2007	D/S Norden A/S/XO Shipping A/S	Jan./Apr. 2018	$8,250/$10,000	(21)
Genco Lorraine	2009	Chinaland Shipping Pte. Ltd./Dead Sea Works Ltd.	Feb./Mar. 2018	$4,150/ Voyage	(22)
Genco Loire	2009	Tongli Samoa Shipping Co., Ltd./SK Shipping Co., Ltd.	Jan./Mar. 2018	$7,800/ $1,800	(23)
Genco Aquitaine	2009	Brampton Shipping S.A./BaltNav S.A.	Jan./Mar. 2018	Voyage/ $14,500	(24)
Genco Ardennes	2009	Centurion Bulk Pte. Ltd./Oldendorff Carriers GMBH & Co. KG/Centurion Bulk Pte. Ltd.	Jan./Feb./Mar. 2018	$16,500/ $14,000/ $5,000	(25)
Genco Auvergne	2009	Mazza Iron and Steel/Kenvilla Corporation	Feb./Mar. 2018	Voyage/ Voyage	(26)
Genco Bourgogne	2010	Brampton Shipping S.A./Eastern Bulk A/S/Nesher Israel Cement Enterprises Ltd.	Jan./Feb./Apr. 2018	Voyage/ $9,750/ Voyage	(27)
Genco Brittany	2010	Horizon Shipping (Panama) Inc.	February 2018	$18,700	(28)
Genco Languedoc	2010	A/S Klaveness Chartering, Oslo/Kenvilla Corporation	Feb./Apr. 2018	$12,000/ Voyage	(29)
Genco Normandy	2007	SK Shipping Co., Ltd./Camden Iron and Metal	Jan./Mar. 2018	$11,000/ Voyage	(30)
Genco Picardy	2005	Gavilon Grain LLC	March 2018	Voyage	(31)
Genco Provence	2004	HC Trading Malta Ltd./AM Sourcing/Kenvilla Corporation	Jan./Feb./Mar. 2018	Voyage/ Voyage/ Voyage	(32)
Genco Pyrenees	2010	Western Bulk Pte. Ltd.	Mar./Jul. 2018	$16,500/ $11,000	(33)
Genco Rhone	2011	Ameropa S.A. Lausanne/Aquavita International S.A./Bunge S.A.	Jan./Feb./Mar. 2018	Voyage/ $11,000/ $10,000	(34)
Baltic Leopard	2009	Navision Shipping Company A/S/Centurion Bulk Pte. Ltd./Clipper Bulk Shipping	Jan./Feb./Mar. 2018	$4,750/ $14,500/ Voyage	(35)
Baltic Panther	2009	Xianglong Shipping Co., Ltd./CLDN Cobelfret S.A.	Jan./Mar. 2018	$8,250/ $11,250	(36)
Baltic Jaguar	2009	EDC Trading Ltd	March 2018	Voyage	(37)
Baltic Cougar	2009	Nordic Bulk Carriers A/S/Oldendorff Carriers GMBH & Co. Kg./Rainbow Success Shipping Ltd.	Jan./Feb./Mar. 2018	$10,500/ $10,100/ $7,500	(38)

Handymax Vessels
Genco Muse	2001	Centurion Bulk Pte. Ltd., Singapore	March 2018	$11,000

Handysize Vessels
Genco Progress	1999	Morton Salt Inc./Centurion Bulk Pte. Ltd./Lauritzen Bulks A/S	Jan./Feb./Mar. 2018	Voyage/ $13,500/ $8,750	(39)
Genco Explorer	1999	CSC Sugar LLC/Sucden Americas Corp./Oxbow Energy Solutions	Jan./Feb./Mar. 2018	Voyage/ Voyage/ Voyage	(40)
Baltic Hare	2009	Olam International Ltd./Dead Sea Works Ltd. /S. Norton & Co. Ltd.	Jan./Feb./Mar. 2018	Voyage/ Voyage/ $11,000	(41)
Baltic Fox	2010	Louis Dreyfus Company Suisse S.A./Lauritzen Bulkers A/S/Sucden Americas Corp.	Jan./Feb./Mar. 2018	Voyage/ $7,250/ Voyage	(42)
Genco Charger	2005	Gavilon Grain LLC/PCS Sales (USA) Inc./Gavilon Grain LLC	Jan./Feb./Mar. 2018	Voyage/ Voyage/ Voyage	(43)
Genco Challenger	2003	Austbulk Shipping Pte. Ltd./SCB International Materials Inc.	Jan./Apr. 2018	$8,000/ Voyage	(44)
Genco Champion	2006	Bunge Latin America LLC/Horizon Shipping Inc.	Feb./Mar. 2018	Voyage/ $9,000	(45)
Baltic Wind	2009	D/S Norden A/S/ADMIntermare/Helana Chartering Inc.	Jan./Feb./Mar. 2018	$9,000/ Voyage/ Voyage	(46)
Baltic Cove	2010	Oxbow Sulphur & Fertiliser Sarl/Bunge Latin America LLC	Jan./Mar. 2018	Voyage/ $14,000	(47)
Baltic Breeze	2010	Casillo Commodities Italia Spa/Clipper Bulk Shipping/ Olam International Ltd.	Jan./Feb./Mar. 2018	Voyage/ $12,000/ Voyage	(48)
Genco Ocean	2010	Clipper Bulk Shipping Ltd./Baltimore Scrap Corp./Compania Minera Cordillera	Jan./Feb./Mar. 2018	$9,975/ Voyage/ Voyage	(49)
Genco Bay	2010	D/S Norden A/S/Bunge S.A./OCP S.A.	Jan./Feb./Apr. 2018	$9,000/ Voyage / Voyage	(50)

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Genco Avra	2011	Tongli Samoa Shipping Co., Ltd./Integrity Bulk APS	Jan./Mar. 2018	$7,350/ $4,500	(51)
Genco Mare	2011	Ultrabulk S.A./ArcelorMittal Mexico	Feb./Mar. 2018	$6,000/ Voyage	(52)
Genco Spirit	2011	CSC Sugar LLC/ADMIntermare/ED&F Man Sugar Ltd.	Jan../Mar./Jun. 2018	Voyage/ Voyage/ Voyage	(53)

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

(3)

We have reached an agreement with Kawasaki Kisen Kaisha Ltd. on a time charter for 3.5 to 7.5 months at a rate of $20,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on December 21, 2017.

(4)

We have reached an agreement with Mitsui O.S.K. Lines Ltd. on a time charter for approximately 30 days at a rate of $27,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on December 5, 2017 and redelivered on February 9, 2018. The vessel is currently in drydocking.

(5)

We have reached an agreement with Cargill Ocean Transportation Pte. Ltd. on a time charter for 3.5 to 6.5 months at a rate of $16,600 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 4, 2017.

(6)

We have reached an agreement with Jiangsu Steamship Pte. Ltd. on a time charter for approximately 50 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 8, 2018.

(7)

We have reached an agreement with Pacific Bulk Cape Company Ltd. on a time charter for 9.5 to 14.5 months at a rate of $15,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 20, 2018.

(8)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for approximately 45 days at a rate of $14,400 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 21, 2018.

(9)

We have reached an agreement with Berge Bulk Shipping Pte. Ltd. on a time charter for 3.5 to 6 months at a rate of $15,900 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 27, 2018.

(10)

We have reached an agreement with COFCO Agri Freight Geneva S.A. on a time charter for 2.5 to 6.5 months at a rate of $10,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 16, 2018.

(11)

We have agreed to an extension with Unico Logistics on a time charter for approximately 50 days at a rate of $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 21, 2018.

(12)

We have reached an agreement with Transpower Shipping Ltd. on a time charter for approximately 20 days at a rate of $9,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 9, 2018.

(13)

We have reached an agreement with Swissmarine Asia Pte., Ltd. on a time charter for 3.5 to 8.5 months at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 18, 2017.

(14)

We have reached an agreement with Aquavita International S.A. on a time charter for 4 to 6.5 months at a rate of $12,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 8, 2017.

(15)

We have reached an agreement with Oldendorff GMBH & Co. KG on a time charter for 40 to 100 days at a rate of $13,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about March 1, 2018.

(16)

We have reached an agreement with A/S Klaveness Chartering on a time charter for approximately 35 days at a rate of $12,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 25, 2018 after repositioning. The vessel had redelivered to Genco on February 13, 2018.

(17)	We have reached an agreement with Nesher Israel Cement Enterprises Ltd. for one voyage for approximately 30 days.

(18)	We have reached an agreement with Nitron Group LLC for one voyage for approximately 60 days.

(19)	We have reached an agreement with Eurochem Trading GMBH for one voyage for approximately 40 days.

(20)	We have reached an agreement with ADMIntermare for one voyage for approximately 30 days.

(21)

We have reached an agreement with XO Shipping A/S on a time charter for approximately 35 days at a rate of $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 22, 2018 after repositioning. The vessel had redelivered to Genco on January 12, 2018.

(22)	We have reached an agreement with Dead Sea Works Ltd. for one voyage for approximately 30 days.

(23)

We have reached an agreement with SK Shipping Co., Ltd. on a time charter for approximately 70 days at a rate of $1,800 per day. If the time charter exceeds 70 days, the hire rate will be $9,500 per day thereafter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 12, 2018.

(24)

We have reached an agreement with BaltNav S.A. on a time charter for approximately 45 days at a rate of $14,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 9, 2018.

(25)

We have reached an agreement with Centurion Bulk Pte. Ltd. on a time charter for approximately 30 days at a rate of $5,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 21, 2018.

(26)	We have reached an agreement with Kenvilla Corporation for one voyage for approximately 30 days.

(27)	We have reached an agreement Nesher Israel Cement Enterprises Ltd. for one voyage for approximately 30 days.

(28)

We have reached an agreement with Horizon Shipping (Panama) Inc. on a time charter for approximately 60 days at a rate of $18,700 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on December 12, 2017 after repositioning. The vessel had redelivered to Genco on November 8, 2017.

(29)	We have reached an agreement with Kenvilla Corporation for one voyage for approximately 60 days.

(30)	We have reached an agreement with Camden Iron and Metal for one voyage for approximately 35 days.

(31)	We have reached an agreement with Gavilon Grain LLC for one voyage for approximately 90 days.

(32)	We have reached an agreement with Kenvilla Corporation for one voyage for approximately 25 days.

(33)

We have agreed to an extension with Western Bulk Pte. Ltd. on a time charter for 4 to 6 months at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension is expected to begin on or about March 3, 2018.

(34)

We have reached an agreement with Bunge S.A. on a time charter for approximately 30 days at a rate of $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 23, 2018.

(35)	We have reached an agreement with Clipper Bulk Shipping for one voyage for approximately 45 days.

(36)

We have reached an agreement with CLDN Cobelfret S.A. on a time charter for approximately 25 days at a rate of $11,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 16, 2018 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel had redelivered to Genco on January 30, 2018.

(37)	We have reached an agreement with EDC Trading for one voyage for approximately 60 days.

(38)

We have reached an agreement with Rainbow Success Shipping Ltd. on a time charter for approximately 20 days at a rate of $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 9, 2018.

(39)

We have reached an agreement with Lauritzen Bulkers A/S on a time charter for approximately 20 days at a rate of $8,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 8, 2018.

(40)	We have reached an agreement with Oxbow Energy Solutions for one voyage for approximately 15 days.

(41)

We have reached an agreement with S. Norton & Co. Ltd. on a time charter for approximately 20 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 25, 2018.

(42)	We have reached an agreement with Sucden Americas Corp. for one voyage for approximately 30 days.

(43)	We have reached an agreement with Gavilon Grain LLC for one voyage for approximately 40 days.

(44)	We have reached an agreement with SCB International Materials Inc. for one voyage for approximately 50 days.

(45)

We have reached an agreement with Horizon Shipping Inc. on a time charter for approximately 35 days at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 3, 2018.

(46)	We have reached an agreement with Helana Charering Inc. for one voyage for approximately 35 days.

(47)

We have reached an agreement with Bunge Latin America LLC on a time charter for approximately 35 days at a rate of $14,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 30, 2018.

(48)	We have reached an agreement with Olam International Ltd. for one voyage for approximately 50 days.

(49)	We have reached an agreement with Compania Minera Cordillera for one voyage for approximately 40 days.

(50)	We have reached an agreement with OCP S.A. for one voyage for approximately 70 days.

(51)

We have reached an agreement with Integrity Bulk APS on a time charter for approximately 65 days at a rate of $4,500 per day. If the time charter exceeds 65 days, the hire rate will increase to $9,000 per day thereafter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 17, 2018.

(52)	We have reached an agreement with ArcelorMittal Mexico for one voyage for approximately 35 days.

(53)	We have reached an agreement with ED&F Man Sugar Ltd. for one voyage for approximately 100 days.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), DNVGL or Lloyd’s Register of Shipping (“Lloyd’s”).  Each of these classification societies is a member of the International Association of Classification Societies.  Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry.  The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys.  Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 36 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 21 to 24 officers and seamen.  We do not provide any seaborne personnel to crew our vessels.  Instead, our technical managers are responsible for locating and retaining qualified officers for our vessels.  The crewing agencies handle each seaman’s training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  Our vessels are typically manned with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

As of February 28, 2018, we employed 35 shore-based personnel.  In addition, approximately 1,350 seagoing personnel were employed on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Cargill International S.A., Swissmarine, Pioneer Navigation Ltd. and Clipper. For the year ended December 31, 2017, two of our charterers, Swissmarine and Clipper, each accounted for more than 10% of our voyage revenue, or approximately 26%, in the aggregate.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax, Handymax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,936 independent drybulk carrier owners.

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

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance which cover the risk of actual or constructive total loss, for all of our vessels.  Our vessels are each covered up to at least fair market value with deductibles, which depend primarily on the class of the insured vessel and are subject to change.  We are covered, subject to limitations in our policy, to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden off the coast of Somalia.

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

It should be noted that the U.S. is currently experiencing changes in its environmental policy, the results of which have yet to be fully determined.  For example, in April 2017, the U.S. President signed an executive order regarding environmental regulations, specifically targeting the U.S. offshore energy strategy, which may affect parts of the maritime industry and our operations.  Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021. This might cause companies to cultivate additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. However, the impact of such regulations is difficult to predict at this time.

International Maritime Organization (IMO)

The IMO has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as MARPOL, SOLAS and the International Convention on Load Lines of 1966 (the “MARPOL Convention”).  The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms.  MARPOL is applicable to drybulk, tanker and LPG carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

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

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels.  Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, as explained below.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or PCBs) are also prohibited.  We believe that all of our vessels are currently compliant in all material respects with these regulations.

The IMO’s Marine Environmental Protection Committee (“MEPC”), adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide particulate matter and ozone depleting substances, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships.  On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit starting from January 1, 2020.  Under the new global cap, ships will have to use fuel oil on board with a sulfur content of no more than 0.50% m/m, against the current limit of 3.50%.  This limitation will require ships to use fuel oil on board with a sulfur content of no more than 0.5% m/m, which can be met by using low-sulfur complaint fuel oil, alternative fuels, or certain exhaust gas cleaning systems.  Once the cap becomes effective, ships will be required to obtain bunker delivery notes stating the sulfur content and International Air Pollution Prevention (“IAPP”) Certificates by their flag states.  This subjects ocean-going vessels in these areas to stringent emissions controls, and may cause us to incur additional costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1%.  Amended Annex VI establishes procedures for designating new ECAs. Currently, these areas include, but are not limited to, the

200 nautical miles extending from the Atlantic/Gulf and Pacific coasts of the U.S., Canada and the Hawaiian Islands, as well as applicable areas of the U.S. Caribbean Sea and Europe. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. At the MEPC meeting held in 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (NOx) standards in ECAs will go into effect.  Under the amendments, Tier III NOx standards apply to ships that operate in North American and U.S. Caribbean Sea ECAs designed for the control of NOx with a marine diesel engine installed and constructed on or after January 1, 2016.  Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide, effective January 1, 2021.  The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.  As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI will be effective on March 1, 2018 and will require ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first data calendar year beginning January 1, 2019.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. Under these measures, by 2025 to 2030, all new ships built will be 30% more energy efficient in carbon dioxide emissions than those built in 2014. It makes the limits of the Energy Efficiency Design Index, or (“EEDI”), apply to new ships, and all ships must develop and implement Ship Energy Efficiency Management Plans, or (“SEEMPs”).

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Safety Management System Requirements

The IMO also adopted the SOLAS Convention, and the International Convention on Load Lines (the “LL Convention”), which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  The SOLAS Convention was amended in 2012 and 2013 to address the safe manning of vessels and emergency training drills.  The Convention of Limitation of Liability for Maritime Claims (the “LLMC”), was recently amended and the amendments went into effect on June 8, 2015. The amendments alter the limits of liability for a loss of life or personal injury claim or a property claim against ship owners.  We believe that all of our vessels are in substantial compliance with the SOLAS Convention and LL Convention standards.

Under Chapter IX of the SOLAS Convention, the ISM Code, our operations are also subject to environmental standards and requirements.  The International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”) requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.  We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code.  The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate.  This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system.  No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code.  Our technical managers have valid documents of compliance and the safety management certificates are renewed as required after stringent audits by recognized organizations on behalf of the flag state.

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively. There can be no assurance that such certificates can be obtained or maintained.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits.  All ships will also have to carry a ballast water record book and an International Ballast Water Management Certificate.  The BWM Convention entered into force on September 9, 2017.  The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments.

Many of the implementation dates in the BWM Convention have already passed, so now that the BWM Convention entered into force, the period of installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWMS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention. This, in effect, makes all vessels constructed before the entry into force date “existing vessels” and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force of the convention. At MEPC 70, MEPC adopted updated guidelines for approval of ballast water management systems.  At MEPC 71, amendments to the schedule of certain BWM Convention implementation dates were introduced to extend the date existing vessels are subject to certain ballast water standards. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged. Existing vessels must comply the D2 standard between September 8, 2019, and September 8, 2024. For most ships, compliance with the D2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms.

Once mid-ocean ballast exchange or ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers and the costs of ballast water treatments may be material.  It is difficult to predict the overall impact of such a requirement on our operations.  However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The United States for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.  The system specification requirements for trading in the U.S. have been formalized and we believe the ballast water treatment systems will range from $0.6 million to $1.0 million each, primarily dependent on the size of the vessel.

The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984, and 1992, and amended in 2000 (the “CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions and limitations. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit of Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the ship owner’s actual fault and under the 1992 Protocol where the spill is caused by the ship owner’s intentional or reckless act or omission where the ship owner knew pollution damage would probably result. The CLC requires ships covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident.

The IMO also adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage of 2001 (the “Bunker Convention”), to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

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

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We are in compliance with the USCG’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient insurance.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico has resulted in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  For example, on February 24, 2014, the U.S. Bureau of Ocean Energy Management, BOEM, proposed a rule increasing the limits of liability of damages for off-shore facilities under OPA based on inflation.  This rule became effective in January 2015.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. In April 2015, it was announced that new regulations are expected to be imposed in the U.S. regarding offshore oil and gas drilling, and the U.S. Bureau of Safety and Environmental Enforcement, BSEE, announced a new Well Control Rule in April 2016; however, pursuant to orders by the U.S. President in early 2017, BSEE announced in August 2017 that this rule would be revised.  In December 2015, the BSEE announced a new pilot inspection program for offshore facilities. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.  In January 2018, the U.S. President proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling, vastly expanding the U.S. waters that are available for such activity over the next five years.  The effects of the proposal are currently unknown.

While we do not carry oil as cargo, we do carry fuel and lube oil in our drybulk carriers.  We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels.  If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.

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

USCG regulations adopted under the U.S. National Invasive Species Act (“NISA”) also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters that require the installation of equipment to treat ballast water before it is discharged in U.S. waters or, in the alternative, the implementation of other port facility disposal arrangements or procedures.  Vessels not complying with these regulations are restricted from entering.  As of June 21, 2012, the USCG implemented revised regulations on ballast water management by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters.  The USCG must approve any technology before it is placed on a vessel.

As of January 1, 2014, vessels are technically subject to the phasing-in of these standards. However, it was not until December 2016 the USCG first approved said technology.  The USCG may also provide waivers to vessels that show why they cannot install the new technology. The EPA, on the other hand, has taken a different approach to enforcing ballast discharge standards under the VGP. On December 27, 2013, the EPA issued an enforcement response policy in connection with the new VGP in which the EPA indicated that it would take into account the reasons why vessels do not have the requisite technology installed, but will not grant any waivers.  In addition, through the CWA certification provisions that allow U.S. states to place additional conditions on the use of the VGP within state waters, a number of states have proposed or implemented a variety of stricter ballast requirements including, in some states, specific treatment standards.  Compliance with these USCG and state regulations could have an adverse impact on the commercial operation of our vessels.

It should also be noted that in October 2015, the Second Circuit Court of Appeals issued a ruling that directed the EPA to redraft the sections of the 2013 VGP that address ballast water. However, the Second Circuit stated that 2013 VGP will remain in effect until the EPA issues a new VGP. In the fall of 2016 sources reported that the EPA indicated it was working on a new VGP.  It presently remains unclear how the ballast water requirements set forth by the EPA, the USCG, and IMO BWM Convention, some of which are in effect and some which are pending, will co-exist.  On October 9, 2015, the Sixth Circuit Court of Appeals stayed the Waters of the United States rule (WOTUS), which aimed to expand the regulatory definition of “waters of the United States,” pending further action of the court.  In response, regulations have continued to be implemented as they were prior to the stay on a case-by-case basis.  On February 28, 2017, the U.S. President issued an executive order directing the EPA and U.S. Army Corps of Engineers to review the WOTUS and publish a proposed rule rescinding or revising the rule.  The EPA and Army Corps of Engineers are currently in the process of rulemaking pursuant to the President’s order.  The effect of future actions in these cases upon our operations is unknown.

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

The EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/EC/33 (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in EU ports, lasting until 2020.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, UNFCCC, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions.  International negotiations are continuing with respect to a successor to the Kyoto Protocol, which set emission reduction targets through 2012 and has been extended with new targets through 2020 pending negotiation of a new climate change treaty that would take effect in 2020.  Restrictions on shipping emissions may be included in any new treaty.  In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions.  The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016.  The Paris Agreement does not directly limit greenhouse gas emissions from ships.  On June 1, 2017, the U.S. President announced that it is withdrawing from the Paris Agreement.  The timing and effect of such action has yet to be determined.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, initial IMO strategy for reduction of greenhouse gas emissions needs to be developed by MEPC 72, which will be held in April 2018.  The IMO may implement market-based mechanisms to reduce greenhouse gas emissions from ships at the upcoming MEPC session.

On January 1, 2013, two new sets of mandatory requirements to address greenhouse gas emissions from ships adopted by the MEPC as amendments to MARPOL Annex VI, entered into force.  Currently operating ships are now required to develop and implement Ship Energy Efficiency Management Plans, or SEEMPs, and the new ships to be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index, or EEDI.  Under these measures, by 2025, all new ships built will be 25% more energy efficient than those built in 2014.  These requirements could cause us to incur additional compliance costs.

Starting in January 2018, large ships calling at European ports are required to collect and publish data on carbon dioxide omissions.  In June 2013, the European Commission developed a strategy to integrate maritime emissions into the overall EU strategy to reduce greenhouse gas emissions. For 2020, the EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period, from 2013 to 2020.  In December 2013, the EU environmental ministers discussed draft rules to implement monitoring and reporting of carbon dioxide emissions from ships.

In the U.S., the EPA has issued a final finding that greenhouse gases threaten public health and safety, and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and proposed regulations to limit greenhouse gas emissions from certain large stationary sources. However, in April 2017, the U.S. President signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions.  Although the mobile source emission regulations do not apply to greenhouse gas emissions from vessels, the EPA or U.S. states could enact environmental regulations that would affect our operations.  For example, California has introduced caps for greenhouse gas emissions and, in the end of 2016, signalled it may take additional action regarding climate change.  In addition, the IMO is evaluating various mandatory measures to reduce greenhouse gas emissions from international shipping, including market-based instruments.

On June 29, 2017, the Global Industry Alliance, or GIA, was officially inaugurated. The GIA is a program, under the Global Environmental Facility-United Nations Development Program-IMO Project, which supports shipping, and related industries, as they move towards a low carbon future.  Organizations including, but not limited to, shipowners, operators, classification societies, and oil companies, signed to launch the GIA.

Any passage of climate change legislation or other regulatory initiatives by the EU, U.S., IMO or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels that we cannot predict with certainty at this time.  Even in the absence of climate control legislation and regulations, our business may be materially affected to the extent that climate change may result in sea level changes or more intense weather events.

International Labour Organization

The International Labour Organization (ILO), a specialized agency of the United Nations, has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013. Amendments to MLC 2006 were adopted in 2014 and 2016.  The MLC 2006 requires us to develop new procedures to ensure full compliance with its requirements.   All of our vessels are in compliance with and certified to meet MLC 2006.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security, such as the U.S. Maritime Transportation Security Act of 2002 (“MTSA”).  To implement certain portions of the MTSA, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

Similarly, amendments to the SOLAS Convention created a new chapter of the convention dealing specifically with maritime security.  Chapter XI-2 became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code (the “ISPS Code”).  The ISPS Code is designed to enhance the security of ports and ships against terrorism.  To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”).  The following are among the various requirements, some of which are found in the SOLAS Convention:

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

A ship operating without a valid certificate may be detained at port until it obtains an ISSC, or may be expelled from port or refused entry at port.  Amendments to SOLAS Chapter VII, made mandatory in 2004, apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code, or IMDG Code. Starting in January 1, 2016, the IMDG Code also includes updates to the provisions for radioactive material, reflecting the latest ﴾2012﴿ provisions from the International Atomic Energy Agency ﴾IAEA﴿, new marking requirements for “overpack” and “salvage” and updates to various individual packing requirements. The IMO has also adopted the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, or STCW. The STCW had a transitional period which ended on January 1, 2017 and which mandated certain requirements for security training, and certifications. Flag states that have ratified the SOLAS Convention and STCW generally employ the classification societies, which have incorporated the SOLAS Convention and STCW requirements into their class rules, to undertake surveys to confirm compliance.

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

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections.  If any defects are found, the classification surveyor will issue a “recommendation,” which must be rectified by the vessel owner within prescribed time limits.  Vessels under 15 years of age can extend the dry docking cycle up to 60 months in order to increase available days and decrease capital expenditures, provided that the vessel is inspected underwater. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the ship owner within prescribed time limits.

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

SEASONALITY

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, freight and charter rates.  We seek to mitigate the risk of these seasonal variations by entering into long-term time charters for our vessels, where possible.  However, this seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenues could be stronger during the quarters ended December 31 and March 31.

ITEM 1A. RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii)  those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xviii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially and adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

Industry Specific Risk Factors

A downturn in the global economic environment may negatively impact our business.

Slow growth rates in the global economy may negatively impact the drybulk industry.  General market volatility has endured over the last several years as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  Freight and charter rates have declined significantly in recent years, but have increased from historic lows due to a recent improvement of demand for drybulk commodities, as well as due to slowing growth rates in the supply of drybulk newbuilding vessel deliveries. See “Oversupply of drybulk carrier capacity may lead to rate weakness or further reductions in freight rates, charterhire rates and profitability” for further details.  As a result, a number of drybulk shipping companies, including us, have experienced declining revenues, negative cash flow, and liquidity issues in recent years.  Although supply and demand fundamentals have improved, in recent years there have been widespread loan covenant defaults in the drybulk industry as well as declarations of bankruptcy by some operators and shipowners as well as charterers.

To address our liquidity and covenant compliance issues at the time, in November 2016 we refinanced or amended our credit facilities as further described in Note 8 of our Consolidated Financial Statements and completed a $125 million capital raise.  Based on current market conditions, we believe these measures are sufficient to address such issues for at least the next twelve months.  However, if the current global economic environment worsens or does not sufficiently recover, we may be negatively affected in the following ways:

•

As a result of low freight and charter rates that in some instances do not allow us to operate our vessels profitably, our earnings and cash flows could remain at depressed levels or decline.  If these conditions continue for a prolonged period of time, they may leave us with insufficient cash resources to fund our operations or make required amortization payments under our credit facilities, which would potentially accelerate the repayment of our outstanding indebtedness.  Please refer to “We may face liquidity issues if conditions in the drybulk market worsen for a prolonged period” below for further details.

•

If our earnings and cash flows remain at depressed levels or decline for a prolonged period of time, we may also breach one or more of the covenants in our credit facilities, including covenants relating to our minimum cash balance and our minimum working capital. This also would potentially accelerate the repayment of outstanding indebtedness.

•

While the market values of our vessels have increased during 2017, market values of our vessels could decrease in the future, which may cause us to recognize losses if any of our vessels are sold, scrapped or if their values are impaired.  Moreover, all of our credit facilities contain collateral maintenance covenants that depend on the appraised values of our vessels.  We currently are in compliance with all such covenants under our credit facilities but may not be in compliance if the appraised values of our vessels decline. The collateral maintenance covenants are not tested until June 30, 2018 under our $400 Million Credit Facility.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results” below for further details.

•	Our charterers may fail to meet their obligations under our time charter and freight agreements.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

Freight and charterhire rates for drybulk carriers are currently at near historically low levels and may remain low or further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for key drybulk routes, reached an all-time low of 290 during February 2016.  Since then, the BDI has show some improvement during 2017 reaching a high of 1,743 during December 2017.  The BDI remains volatile, and the economic conditions underlying its overall decline have not abated.  Accordingly, there can be no assurance that the drybulk charter market will recover in the near future, and the market could experience a further downturn.

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

Oversupply of drybulk carrier capacity may lead to rate weakness or further reductions in freight rates, charterhire rates and profitability.

Although growth rates have slowed, the market supply of drybulk carriers has continued to increase as a result of the delivery of newbuilding orders, which peaked in 2007.  Scrapping of older vessels has not been sufficient to offset the delivery of such newbuildings.  Moreover, while the order book for new vessels has decreased since its peak in 2008, a slightly improved market environment has resulted in new orders being placed during the second half of 2017.  If the supply of newbuilding vessels outpaces the demand for vessels in the future, it could have a negative impact on freight rates and charterhire rates. If market conditions deteriorate, upon the expiration or termination of our vessels’ current employment, we may only be able to employ our vessels at depressed or unprofitable rates, or we may not be able to employ these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

Prolonged declines in freight and charter rates, changes in the useful life of vessels, and other market deterioration could cause us to incur impairment charges.

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

We determine the recoverable amount of each vessel by estimating the undiscounted future cash flows associated with each vessel. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired and such vessel would be written down to its fair value. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in freight and charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in freight and charter rates could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

An economic slowdown, weakness, or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

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

On October 27, 2016, at MEPC 70, MEPC announced the results from a vote to ratify and formalize regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. Scrubbers can cost $3-$5 million to install on existing ships.  If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is more expensive than standard marine fuel.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

Recent action by the IMO’s Maritime Safety Committee and U.S. agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats.  This might cause companies to cultivate additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures.  However, the impact of such regulations is difficult to predict at this time.

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

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common shares.

All of our charters with customers contain restrictions prohibiting our vessels from entering any countries or conducting any trade prohibited by the United States. However, there is no assurance that, on such charterers’ instructions, our vessels will not call on ports located in countries subject to sanctions or embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism, such as Iran, Sudan and Syria. Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there is no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. Additionally, some investors may decide to divest their interest, or not to invest, in us simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common stock may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

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

From time to time, we operate vessels on spot market voyage charters either directly or by placing them in pools with similar vessels.  Spot market voyage charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant expense of operating the vessel.  We currently have 22 vessels operating in on spot market voyage charters and we may arrange for more vessels to do so, depending on market conditions.  Depending on the timing of increases in the price of fuel and market conditions, we or pool operators with whom we contract, may be unable to pass along increases in fuel prices to our customers.  Currently, some of our vessels are operating on spot market voyage charters and some are operating under standard time charter arrangements.  Under standard time charter arrangements, the charterer bears the cost of fuel in the form of bunkers.  At the commencement of a charter, the charterer purchases fuel from us at the then-prevailing market rates, and we are obligated to repurchase fuel at that same initial rate when the charterer redelivers the vessel back to us. Market rates at the time the charterer redelivers the vessel to us after completion of the charter (including any direct continuations) may be more or less than the prevailing market rates at the commencement of the charter.  In certain of our short-term time charter agreements, we sell the charterer the amount of the bunkers actually consumed and the charterer is required to redeliver the vessel to us without replenishment of the bunkers consumed. We believe the staggered nature of time charter expirations and the cyclical nature of fuel prices over time should reduce the risk of these repurchase obligations.  However, the date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable and therefore these arrangements could result in losses or reductions in working capital that are beyond our control. As is customary in our industry, we currently do not use hedging agreements on fuel to mitigate these risks.  With respect to time charter agreements, we believe the variable expiration of the relevant contracts makes hedging agreements impractical or uneconomic.  As we seek to expand customer relationships with cargo providers, we will re-evaluate the possibility of entering into hedging agreements on fuel to mitigate these risks.

Given that under certain arrangements with short-term or spot market voyage charters, the vessel owner or pool operator may bear the cost of fuel, the recent volatility in fuel prices could be a factor affecting profitability in these arrangements. To profitably price an individual charter, the vessel owner or pool operator must take into account the anticipated cost of fuel for the duration of the charter. Changes in the actual price of fuel at the time the charter is to be performed could result in the charter being performed at a significantly greater or lesser profit than originally anticipated or even result in a loss.

Our results of operations are subject to seasonal fluctuations, which may adversely affect our financial condition.

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, freight and charter rates.  This seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenue could be stronger during the quarters ended December 31 and March 31.  This seasonality could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Company Specific Risk Factors

We may face liquidity issues if conditions in the drybulk market worsen for a prolonged period.

While supply and demand fundamentals have improved during 2017, persistent, historically low rates prior to 2017 in the drybulk shipping market resulted in decreases in our prior period revenues.  As a result, we experienced negative cash flows, and in turn, our liquidity has been negatively impacted.   While we have recently refinanced or amended our credit facilities and conducted an equity raise, if the market environment declines over a prolonged period of time, we may have insufficient liquidity to fund ongoing operations or satisfy our obligations under our credit facilities, which may lead to a default under one or more of our credit facilities.

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

As of February 27, 2018, approximately 43% of our vessels were in arrangements in which they were trading at spot market rates through spot market voyage charters or spot market-related time charters.  Twenty-two of our vessels were engaged under spot market voyage charterer and four of our vessels were engaged under spot market-related time charter contracts as of such date.  Lastly, 30 of the vessels in our fleet were engaged under fixed rate time charters as of such date.  All of the charter contracts for our vessels expire (assuming the option periods in the time charters are not exercised) between February 2018 and November 2018. The charterhire rates for our vessels have sometimes declined below the operating costs of our vessels.  Because we currently charter most of our vessels on spot market voyage charters and spot market-related time charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to weakness in spot charter rates.

To the extent our vessels trade in the spot charter market, we may experience fluctuations in revenue, cash flow and net income.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of drybulk vessels available in the market and the worldwide demand for the transportation of drybulk cargoes.  We can provide no assurance that future freight rates and charterhire rates will enable us to operate our vessels profitably.  In addition, our standard time charter contracts with our customers specify certain performance parameters, which if not met can result in customer claims.  Such claims may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

To the extent our vessels are engaged under spot market voyages, we will face operational risks because we will be responsible for delays in delivery of the cargo, which may be due to issues with weather, the breakdown of a vessel, congestion at the port of delivery, or other factors that may be beyond our control. Such delays can result in customer claims.  In addition, spot market voyages will require us to make payments directly to third parties that our charters would ordinarily make under chartering arrangements.   Such arrangements carry a risk of disputes and fraud by third parties.  As a result of any of these circumstances, we may experience a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The revenues we earn may depend on the success and profitability of any vessel pools in which our vessels operate.

We may deploy our vessels in one or more vessel pools from time to time as part of our chartering strategy.  Chartering arrangements for our vessels deployed in a pool are handled by the commercial manager of the pool. The profitability of our vessels operating in vessel pools will depend upon the pool managers’ ability to successfully implement a profitable chartering strategy, which could include, among other things, obtaining favorable charters and employing vessels in the pool efficiently in order to service those charters. The pool’s profitability will also depend on minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. Furthermore, should an incident occur that negatively affects a pool’s revenues or should a pool underperform, then our profitability will be negatively impacted as a result. Commercial managers of pools typically exercise significant control and discretion over the operation of the pool, and our success and profitability will depend on the success of the pools in which we participate, particularly if we transition to a new pool. If vessels from other owners which enter into pools in which we participate are not of comparable design or quality to our vessels, or if the owners of such other vessels negotiate for greater pool weightings than those obtained by us, this could negatively impact the profitability of the pools in which we participate or dilute our interest in pool profits. If we wish to withdraw a vessel from a pool, we are required to give advance notice and the agreements we enter into with pools in which we participate may provide the applicable pool the right to defer withdrawal of our vessels. If the commercial manager of the pools in which we participate were to cease serving in such capacity, the pools may not be able to find a replacement commercial manager who will be as successful as the current commercial manager in chartering vessels and who may not have the same customer relationships. Additionally, were we to seek to assume direct commercial management of these vessels, either by choice or because of our failure to negotiate or maintain favorable terms with a profitable and well-managed pool, we may face similar challenges.

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

We depend upon ten charterers for a large part of our revenues.  The loss of one or more of these charterers or any other significant customers could adversely affect our financial performance.

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2017, approximately 56% of our revenues were derived from ten charterers. Of our total revenue for the year ended December 31, 2017, approximately 15% and 11% of our revenues were derived from two charterers, Swissmarine and Clipper, respectively.  While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk.  If we were to lose any of our major customers, or if any of them significantly reduced its use of our services or was unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 9.9 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Our vessel operating expenses include the costs of crewing and insurance.  In addition, to the extent we enter the spot charter market, we would incur the cost of bunkers as part of our voyage expenses.  The price of bunker fuel may be volatile over the relatively short periods of spot charters and may increase in the future.  If our vessels suffer damage, they may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  Moreover, we expect that the cost of maintenance and drydocking will increase as our fleet ages.  Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We are also subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  Moreover, in the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR may have been underreporting or otherwise manipulating the inter-bank lending rate applicable to them. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged LIBOR manipulation, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.  In addition, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  It is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.  If LIBOR or any alternative reference rate were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In 2018, we expect to pay U.S. tax on U.S. source income and income tax in Singapore and may be subject to U.S. tax on any gain on the sale of vessels, which will reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, or the “Code” (which we refer to as the “Section 883 exemption”), then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources.  If we are subject to such tax, our net income and cash flows would be reduced by the amount of such tax.

We will qualify for the Section 883 exemption if, among other things, (i) our stock is treated as primarily and regularly traded on an established securities market in the United States (which we refer to as the “publicly traded test”), or (ii) we satisfy the qualified shareholder test or (iii) we satisfy the controlled foreign corporation test (which we refer to as the “CFC test”).  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of our stock (which we sometimes refer to as “5% shareholders”), together own 50% or more of our stock (by vote and value) for more than half the days in such year (which we sometimes refer to as the “five percent override rule”), unless an exception applies.  A foreign corporation satisfies the qualified shareholder test if more than 50% of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation’s taxable year by one or more “qualified shareholders.”  A qualified shareholder includes a foreign corporation that, among other things, satisfies the publicly traded test.  A foreign corporation satisfies the CFC test if it is a “controlled foreign corporation” and one or more qualified U.S. persons own more than 50 percent of the total value of all the outstanding stock.

Based on the ownership and trading of our stock in 2017, we believe that we did not satisfy the publicly traded test, the qualified shareholder test, or the CFC test, and therefore did not qualify for the Section 883 exemption in 2017. As such, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., was subject to a 4% tax without allowance for deductions (which we sometimes refer to as the “U.S. gross transportation income tax”).  With respect to application of the publicly traded test for 2018, more than 50% of our stock (by vote and value) is owned by 5% shareholders as of the date of this report.  Absent changes in the ownership of our stock, we do not anticipate satisfying the publicly traded test in 2018 either.  We also do not anticipate satisfying the qualified shareholder or CFC test.  Thus, absent changes in the ownership of our stock, we do not anticipate qualifying for the Section 883 exemption for 2018 as of the date of this report.  During the year ended December 31, 2017, we recorded $0.4 million of estimated U.S. gross transportation tax which has been recorded in Voyage Expenses in the Consolidated Statements of Operations.  Refer to Note 2 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

To the extent Genco's U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, as described below, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, currently imposed at at 21% rate. In addition, Genco may be subject to a 30% "branch profits" tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business.  Shipping income is generally sourced 100% to the United States if attributable to transportation exclusively between United States ports (Genco is prohibited from conducting such voyages), 50% to the United States if attributable to transportation that begins or ends, but does not both begin and end, in the United States and otherwise 0% to the United States.

Genco's U.S. source shipping income would be considered effectively connected income only if:

•Genco has, or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income; and

•substantially all of Genco's U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

Genco does not intend to have, or permit circumstances that would result in having, any vessel sailing to or from the U.S. on a regularly scheduled basis. Based on the current shipping operations of Genco and Genco’s expected future shipping operations and other activities, Genco believes that none of its U.S. source shipping income will constitute effectively connected income. However, Genco may from time to time generate non-shipping income that may be treated as effectively connected income.

If Genco qualifies for the Section 883 exemption in respect of its shipping income, gain from the sale of a vessel likewise should be exempt from tax under Section 883 of the Code. If, however, Genco's shipping income does not, for whatever reason, qualify for the Section 883 exemption, and assuming that any gain derived from the sale of a vessel is attributable to Genco's U.S. office, as Genco believes would likely be the case, such gain would likely be treated as effectively connected income (determined under rules different from those discussed above) and subject to the net income and branch profits tax regime described above.

Additionally, during 2017, we established Genco Shipping Pte. Ltd. which is based in Singapore and will be subject to income tax in Singapore.  During the year ended December 31, 2017, there was no income tax recorded by Genco Shipping Pte. Ltd.

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

We generate all of our revenues in U.S. dollars, but we may incur drydocking costs, voyage expenses (including port costs, etc), special survey fees and other expenses in other currencies.  If our expenditures on such costs and fees were significant, and the U.S. dollar were weak against such currencies, our business, results of operations, cash flows, financial condition and ability to pay dividends could be adversely affected.

Legislative action relating to taxation could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. For example, legislative proposals have been introduced in the U.S. Congress which, if enacted, could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, which could materially and adversely affect our effective tax rate and cash tax position and require us to take action, at potentially significant expense, to seek to preserve our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals.  Furthermore, on December 22,

2017, President Trump signed into law P.L. 115-97, informally titled the Tax Cuts and Jobs Act, which makes significant changes to U.S. federal tax laws. The impact of these provisions on our operations and on our shareholders is uncertain and may not become evident for some period of time.

RISK FACTORS RELATED TO OUR COMMON STOCK

Certain shareholders own large portions of our outstanding common stock, which may limit your ability to influence our actions.

Certain shareholders currently hold significant percentages of our common stock. As of February 28, 2018,  affiliates of Centerbridge Partners, L.P. owned approximately 30.4%; affiliates of Apollo Global Management owned approximately 15.7%; and affiliates of Strategic Value Partners, LLC owned approximately 29.4% of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property.  In September 2005, we entered into a 15-year lease for office space in New York, New York for which there was a free rental period from September 1, 2005 to July 31, 2006.  On January 6, 2012, we ceased use of this space and entered into a sublease agreement effective November 1, 2013.  Pursuant to the Plan that was approved by the Bankruptcy Court, we rejected the lease agreement on July 9, 2014 when the Company emerged from bankruptcy (the “Effective Date”).  On August 10, 2016, we settled this outstanding lease liability.  Refer to Note 16 — Commitments and Contingencies in our Consolidated Financial statements for further information.

Effective April 4, 2011, we entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments were $82,000 per month until May 31, 2015 and thereafter will be $90,000 per month until the end of the seven-year term.  We have also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expirations of the free base rental period, the monthly base rental payments will be $186,000 per month from October 1, 2018 to April 30, 2023 and $204,000 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the lease from the Effective Date to September 30, 2025 was $150,000.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $0.9 million for 2018, $2.2 million annually for 2019 through 2022 and a total of $6.7 million for the remaining term of the lease.

In addition, during November 2017 we entered into a lease for office space in Singapore.

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

On June 28, 2017, plaintiffs moved the Appellate Division to extend the time to perfect the appeal to October 2, 2017.  The motion was granted, and on that date, plaintiffs subsequently filed an appellate brief and record.  Briefing on the appeal is complete, and the appeal is awaiting oral argument.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.” The following tables sets forth for the periods indicated represent the high and low prices for the common stock as reported by the NYSE:

FISCAL YEAR ENDED DECEMBER 31, 2017	HIGH	LOW

1st Quarter	$13.13	$7.24
2nd Quarter	$14.99	$8.47
3rd Quarter	$14.59	$8.83
4th Quarter	$13.92	$9.75

FISCAL YEAR ENDED DECEMBER 31, 2016	HIGH	LOW

1st Quarter	$17.40	$4.52
2nd Quarter	$12.00	$4.50
3rd Quarter	$7.49	$3.62
4th Quarter	$14.75	$4.17

As of February 28, 2018, there were approximately 20 holders of record of our common stock.

We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends. For a discussion of restrictions applicable to our payment of dividends, please see “Liquidity and Capital Resources—Dividends” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Successor				Predecessor
				Period from	Period from	For the
				July 9 to	January 1 to	Year Ended
	For the Years Ended December 31,			December 31,	July 9,	December 31,
	2017	2016	2015	2014 (5)	2014 (5)	2013
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$209,698	$133,246	$150,784	$98,817	$118,759	$224,179
Service revenues	—	2,340	3,175	1,584	1,701	3,285
Total revenues	$209,698	$135,586	$153,959	$100,401	$120,460	$227,464

Operating Expenses:
Voyage expenses	25,321	13,227	20,257	7,525	4,140	8,046
Vessel operating expenses	98,086	113,636	122,008	56,943	64,670	111,671
General and administrative expenses (inclusive of nonvested stock amortization expense of $4,053, $20,680, $42,136, $20,405, $4,352 and $4,482, respectively) (3)	22,190	45,174	74,941	32,790	26,894	25,873
Technical management fees (3)	7,659	8,932	8,961	4,125	4,477	8,158
Depreciation and amortization	71,776	76,330	79,556	36,714	75,952	140,743
Other operating income	—	(960)	—	(530)	—	(121)
Impairment of vessel assets	21,993	69,278	39,893	—	—	—
(Gain) loss on sale of vessels	(7,712)	(3,555)	1,210	—	—	—
Goodwill impairment	—	—	—	166,067	—	—

Total operating expenses	239,313	322,062	346,826	303,634	176,133	294,370

Operating loss	(29,615)	(186,476)	(192,867)	(203,233)	(55,673)	(66,906)
Other expense	(29,110)	(30,300)	(58,595)	(7,538)	(41,122)	(88,217)

Loss before reorganization items, net	(58,725)	(216,776)	(251,462)	(210,771)	(96,795)	(155,123)
Reorganization items, net	—	(272)	(1,085)	(1,591)	(915,640)	—

Net loss before income taxes	(58,725)	(217,048)	(252,547)	(212,362)	(1,012,435)	(155,123)
Income tax expense	—	(709)	(1,821)	(996)	(815)	(1,898)
Net loss	(58,725)	(217,757)	(254,368)	(213,358)	(1,013,250)	(157,021)
Less: Net loss attributable to noncontrolling interest	—	—	(59,471)	(31,064)	(62,101)	(9,280)
Net loss attributable to Genco Shipping & Trading Limited	$(58,725)	$(217,757)	$(194,897)	$(182,294)	$(951,149)	$(147,741)
Net loss per share - basic (1)	$(1.71)	$(30.03)	$(29.61)	$(30.20)	$(21.83)	$(3.42)
Net loss per share - diluted (1)	$(1.71)	$(30.03)	$(29.61)	$(30.20)	$(21.83)	$(3.42)
Weighted average common shares outstanding - Basic (1)	34,242,631	7,251,231	6,583,163	6,036,051	43,568,942	43,249,070
Weighted average common shares outstanding - Diluted (1)	34,242,631	7,251,231	6,583,163	6,036,051	43,568,942	43,249,070

	Successor				Predecessor
				Period from	Period from	For the
				July 9 to	January 1 to	Year Ended
	For the Years Ended December 31,			December 31,	July 9,	December 31,
	2017	2016	2015	2014 (5)	2014 (5)	2013
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash, including restricted cash	$204,946	$169,068	$140,889	$113,109	$ N/A	$132,872
Total assets (2)	1,520,959	1,568,960	1,714,663	1,745,155	N/A	2,952,159
Total debt (current and long-term, including notes payable, net of deferred financing costs) (2)	515,392	513,020	579,023	422,377	N/A	1,474,969
Total equity	975,027	1,029,699	1,105,966	1,292,774	N/A	1,308,805
Other Data:
(U.S. dollars in thousands)

Net cash provided by (used in) operating activities	$26,515	$(49,982)	$(56,086)	$(26,835)	$(33,317)	$(3,144)
Net cash provided by (used in) investing activities (6)	14,961	22,726	(66,654)	(24,681)	(30,410)	(146,555)
Net cash (used in) provided by financing activities	(5,598)	55,435	150,520	18,273	77,207	199,821

EBITDA (4)	$41,997	$(112,469)	$(93,598)	$(137,010)	$(833,366)	$83,041

(1)

On July 7, 2016, we completed a one-for-ten reverse stock split with no change in par value per share.  The authorized shares of the common stock were not adjusted.  All common share and per share amounts of the Successor Company prior to July 7, 2016 have retroactively adjusted to reflect the reverse stock split.

(2)

In the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03 where certain deferred financing costs that were previously presented as a non-current asset were reclassified from non-current assets to a reduction of current and long-term debt.  Deferred financing costs reclassified as of December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013 were $9.0 million, $11.4 million, $9.4 million, $7.8 million and $5.1 million, respectively.

(3)

During the year ended December 31, 2016, we opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and Technical management fees.  This change was made retrospectively for comparability purposes and there was no effect on the Net Loss for the Successor Company for the years ended December 31, 2017, 2016 and 2015 and for the period from July 9 to December 31, 2014 or for the Predecessor Company for the period from January 1 to July 9, 2014 and for the year ended December 31, 2013.

(4)

EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP (i.e. non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our Consolidated Statements of Cash Flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  Pursuant to the amendments entered into on April 30, 2015 for our $100 Million Term Loan Facility and our $253 Million Term Loan Facility, the definition of Consolidated EBITDA used in the financial covenants was eliminated.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	Successor				Predecessor
				Period from	Period from	For the
				July 9 to	January 1 to	Year Ended
	For the Years Ended December 31,			December 31,	July 9,	December 31,
	2017	2016	2015	2014 (5)	2014 (5)	2013
Net loss attributable to Genco Shipping & Trading Limited	$(58,725)	$(217,757)	$(194,897)	$(182,294)	$(951,149)	$(147,741)
Net interest expense	28,946	28,249	19,922	7,574	41,016	88,141
Income tax expense	—	709	1,821	996	815	1,898
Depreciation and amortization	71,776	76,330	79,556	36,714	75,952	140,743

EBITDA (4)	$41,997	$(112,469)	$(93,598)	$(137,010)	$(833,366)	$83,041

(5)

The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014.

(6)

In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-18 which requires the Company to show the changes in the total cash, cash equivalents and restricted cash in the statement of cash flows.  Changes in restricted cash were previously recorded as an investing cash inflow or outflow.  The adoption of ASU 2016-18 resulted in a change in net cash provided by (used in) investing activities for the Successor Company of $15.9 million, ($9.9) million, $19.4 million during the years ended December 31, 2016 and December 31, 2015 and the period from July 9 to December 31, 2014 and $0.1 million and $0 for the Predecessor Company during the period from January 1 to July 9, 2014 and the year ended December 31, 2013, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 60 drybulk vessels, including 13 Capesize, six Panamax, four Ultramax, 21 Supramax, one Handymax and 15 Handysize drybulk vessels, with an aggregate carrying capacity of approximately 4,688,000 deadweight tons (“dwt”), and the average age of our fleet is currently approximately 9.9 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot voyage charters and spot market-related time charter that expire (assuming the option periods in the time charters are not exercised) between February 2018 and November 2018.

See pages 6 – 11 for a table of all vessels in our fleet.

In 2017, we began implementing certain initiatives to expand our commercial platform and more actively manage the employment of our vessels.  We hired commercial directors for our major bulk and minor bulk fleets and have begun employment of our vessels directly with cargo owners under cargo contracts.  To better capitalize on opportunities to employ our vessels in markets around the world, we expanded our global commercial presence with the establishment of a new office in Singapore and plan to establish an office in Europe.  Additionally, we have withdrawn all of our vessels from their respective pools and are reallocating our freight exposure to the Atlantic basin to seek to capture the earnings premium historically offered.  Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provide optionality in a potentially rising freight rate environment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

The Genco Tiger and Baltic Lion were offhire for a total of approximately 115 days and 34 days, respectively, during the years ended December 31, 2017 to complete repairs to their main engines.  The Genco Tiger’s main engine experienced a breakdown associated with the vessel’s lube filtration system during the first quarter of 2017 and underwent repairs to rectify the issue.  The Baltic Lion, which is a sister vessel to the Genco Tiger, also underwent main engine repairs associated with the lube filtration system.  We received approval from the insurance underwriters during June 2017 for payment on account under our loss of hire insurance in the amount of $1.4 million and $0.3 million for the Genco Tiger and Baltic Lion, respectively, which was recorded as voyage revenue during the second quarter of 2017.  During September 2017, we received the approval of the final remaining loss of hire insurance claim for the Genco Tiger of $0.4 million which was recorded as voyage revenue during the third quarter of 2017.  We are awaiting approval of the final remaining loss of hire insurance claim for the Baltic Lion.  Our loss of hire insurance covers the revenue days lost for the two vessels at a rate of twenty thousand dollars per day up to 90 days after a deductible of fourteen days.  As the Genco Tiger had total offhire days of approximately 115 days, 11 days of this offhire exceeded the 90-day loss of hire and fourteen-day deductible period and was not covered by insurance.

On November 15, 2016, we completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis as noted above.  On January 4, 2017, our shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement.  As a result of such shareholder approval, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.  Concurrently with the completion of the private placement, we entered into a new senior secured loan facility (the “$400 Million Credit Facility”) for an aggregate principal amount of up to $400 million, which we used to refinance the

outstanding debt under the Prior Facilities.    Refer to Note 1 — General Information and Note 8 — Debt in our Consolidated Financial Statements for further information.

Pursuant to the final executed $400 Million Credit Facility, we were required to sell or scrap ten of our vessels.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine.  We reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, which was completed on May 17, 2016.

During October 2016, we reached agreements with third-parties to sell three of our vessels, the Genco Pioneer (a 1999-built Handysize vessel), the Genco Sugar (a 1998-built Handysize vessel) and the Genco Leader (a 1999-built Panamax vessel).   These sales were completed during October and November 2016. Additionally, during November 2016 we reached an agreement with a third-party to sell the Genco Acheron (a 1999-built Panamax vessel) for which the sale was completed during December 2016.  Also, during December 2016 the Board of Directors unanimously approved the sale of the Genco Success (a 1997-built Handymax vessel), the Genco Prosperity (a 1997-built Handymax vessel) and the Genco Wisdom (a 1997-built Handymax vessel).  These vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  The sale of the Genco Wisdom and Genco Success were completed during January 2017 and March 2017, respectively, and the Genco Prosperity was completed during May 2017.  Lastly, during January 2017, the Board of Directors unanimously approved the sale of the Genco Carrier (a 1998-built Handymax vessel) and the Genco Reliance (a 1999-built Handysize vessel).  The sales of these vessels were completed during February 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for further details.

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

Year ended December 31, 2017 compared to the year ended December 31, 2016

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2017 and 2016 on a consolidated basis, which includes the operations of Baltic Trading.

	For the Year Ended
	December 31,		Increase
	2017	2016	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,745.0	4,758.0	(13.0)	(0.3)%
Panamax	2,190.0	2,850.9	(660.9)	(23.2)%
Ultramax	1,460.0	1,464.0	(4.0)	(0.3)%
Supramax	7,665.0	7,686.0	(21.0)	(0.3)%
Handymax	632.8	1,967.7	(1,334.9)	(67.8)%
Handysize	5,514.6	6,449.3	(934.7)	(14.5)%

Total	22,207.4	25,175.9	(2,968.5)	(11.8)%

Available days (2)
Capesize	4,686.6	4,726.0	(39.4)	(0.8)%
Panamax	1,875.6	2,615.9	(740.3)	(28.3)%
Ultramax	1,459.6	1,464.0	(4.4)	(0.3)%
Supramax	7,311.0	7,491.2	(180.2)	(2.4)%
Handymax	631.3	1,806.0	(1,174.7)	(65.0)%
Handysize	5,392.4	6,353.9	(961.5)	(15.1)%

Total	21,356.5	24,457.0	(3,100.5)	(12.7)%

Operating days (3)
Capesize	4,517.1	4,722.8	(205.7)	(4.4)%
Panamax	1,847.4	2,561.5	(714.1)	(27.9)%
Ultramax	1,443.3	1,458.4	(15.1)	(1.0)%
Supramax	7,222.2	7,396.3	(174.1)	(2.4)%
Handymax	582.2	1,733.7	(1,151.5)	(66.4)%
Handysize	5,328.8	6,291.7	(962.9)	(15.3)%

Total	20,941.0	24,164.4	(3,223.4)	(13.3)%

Fleet utilization (4)
Capesize	96.4%	99.9%	(3.5)%	(3.5)%
Panamax	98.5%	97.9%	0.6%	0.6%
Ultramax	98.9%	99.6%	(0.7)%	(0.7)%
Supramax	98.8%	98.7%	0.1%	0.1%
Handymax	92.2%	96.0%	(3.8)%	(4.0)%
Handysize	98.8%	99.0%	(0.2)%	(0.2)%

Fleet average	98.1%	98.8%	(0.7)%	(0.7)%

	For the Year Ended
	December 31,		Increase
	2017	2016	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$11,927	$4,674	$7,253	155.2%
Panamax	8,590	4,544	4,046	89.0%
Ultramax	9,179	6,234	2,945	47.2%
Supramax	7,715	5,075	2,640	52.0%
Handymax	7,163	4,428	2,735	61.8%
Handysize	7,055	4,864	2,191	45.0%

Fleet average	8,633	4,907	3,726	75.9%

Daily vessel operating expenses (6)
Capesize	$4,816	$4,935	$(119)	(2.4)%
Panamax	4,334	4,416	(82)	(1.9)%
Ultramax	4,511	4,613	(102)	(2.2)%
Supramax	4,517	4,657	(140)	(3.0)%
Handymax	4,160	4,240	(80)	(1.9)%
Handysize	3,972	4,136	(164)	(4.0)%

Fleet average	4,417	4,514	(97)	(2.1)%

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

(5)

We define TCE rates as voyage revenues less voyage expenses, divided by the number of our available days during the period, which is consistent with industry standards.  TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because freight rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the Year Ended
	December 31,
	2017	2016
Voyage revenues (in thousands)	$209,698	$133,246
Voyage expenses (in thousands)	25,321	13,227
	184,377	120,019
Total available days	21,356.5	24,457.0
Total TCE rate	$8,633	$4,907

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

Operating Data

The following tables represent the operating data and certain balance sheet data for the years ended December 31, 2017 and 2016 on a consolidated basis.

	For the Years Ended December 31,
	2017	2016	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$209,698	$133,246	$76,452	57.4%
Service revenues	—	2,340	(2,340)	(100.0)%

Total revenues	209,698	135,586	74,112	54.7%

Operating Expenses:
Voyage expenses	25,321	13,227	12,094	91.4%
Vessel operating expenses	98,086	113,636	(15,550)	(13.7)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $4,053 and $20,680, respectively)	22,190	45,174	(22,984)	(50.9)%
Technical management fees	7,659	8,932	(1,273)	(14.3)%
Depreciation and amortization	71,776	76,330	(4,554)	(6.0)%
Other operating income	—	(960)	960	(100.0)%
Impairment of vessel assets	21,993	69,278	(47,285)	(68.3)%
(Gain) loss on sale of vessels	(7,712)	(3,555)	(4,157)	116.9%

Total operating expenses	239,313	322,062	(82,749)	(25.7)%

Operating loss	(29,615)	(186,476)	156,861	(84.1)%
Other expense	(29,110)	(30,300)	1,190	(3.9)%

Loss before reorganization items, net	(58,725)	(216,776)	158,051	(72.9)%
Reorganization items, net	—	(272)	272	(100.0)%

Loss before income taxes	(58,725)	(217,048)	158,323	(72.9)%
Income tax expense	—	(709)	709	(100.0)%

Net loss	(58,725)	(217,757)	159,032	(73.0)%
Less: Net loss attributable to noncontrolling interest	—	—	—	—%
Net loss attributable to Genco Shipping & Trading Limited	$(58,725)	$(217,757)	$159,032	(73.0)%

Net loss per share - basic	$(1.71)	$(30.03)	$28.32	(94.3)%
Net loss per share - diluted	$(1.71)	$(30.03)	$28.32	(94.3)%
Weighted average common shares outstanding - basic	34,242,631	7,251,231	$26,991,400	372.2%
Weighted average common shares outstanding - diluted	34,242,631	7,251,231	$26,991,400	372.2%

	For the Years Ended December 31,
	2017	2016	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$204,946	$169,068	$35,878	21.2%
Total assets	1,520,959	1,568,960	(48,001)	(3.1)%
Total debt (current and long-term, net of deferred financing fees)	515,392	513,020	2,372	0.5%
Total equity	975,027	1,029,699	(54,672)	(5.3)%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by (used in) operating activities	$26,515	$(49,982)	76,497	(153.0)%
Net cash provided by investing activities	14,961	22,726	(7,765)	(34.2)%
Net cash (used in) provided by financing activities	(5,598)	55,435	(61,033)	(110.1)%

EBITDA (1)	41,997	(112,469)	$154,466	(137.3)%

(1)

EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 49 - 51 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

Results of Operations

VOYAGE REVENUES-

Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of daily charterhire or freight rates that our vessels earn, that, in turn, are affected by a number of factors, including:

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

During 2017, voyage revenues increased by $76.5 million, or 57.4%, as compared to 2016. The increase in voyage revenues was primarily due to the employment of vessels on spot market voyage charters beginning during the second half of 2017, as well as higher spot market rates achieved by the majority of our vessels.  These increases were partially offset by the operation of fewer vessels during 2017 as compared to 2016.

The average TCE rate of our fleet increased 75.9% to $8,633 a day during 2017 from $4,907 a day during 2016.  The increase in TCE rates was primarily due to higher rates achieved by the majority of our vessels during 2017 as compared to 2016.

The Baltic Dry Index, or BDI (a drybulk index) displayed volatility throughout 2017 following a historically weak environment in 2016.  The BDI began to gradually increase in the second half of 2016 following an all-time low of 290 on February 10, 2016. To start 2017, the BDI came under seasonal pressure due to the front-loaded nature of the orderbook which led to increased newbuilding vessel deliveries as well as the occurrence of the Chinese New Year holiday.  Following a rebound in March, the BDI retreated and remained mostly range bound until September after which the BDI increased reaching multi-year highs in the process.  During the fourth quarter of 2017, the BDI hit 1,743, the highest point since January 2014. The preeminent driver behind the BDI increase was augmented steel production in China which led to a rise in demand for high quality, seaborne iron ore cargoes primarily from Brazil and Australia.  In 2018 to date, various seasonal factors including increased newbuilding deliveries, weather related disruptions and the Chinese New Year have negatively impacted the market in the short-term.

For 2017 and 2016, we had ownership days of 22,207.4 days and 25,175.9 days, respectively.  The decrease in ownership days is a result of the sale of nine of our vessels during the fourth quarter of 2016 and the first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Fleet utilization decreased to 98.1% during 2017 from 98.8% during 2016 primarily as a result of 114.6 offhire days and 34.0 offhire days for the Genco Tiger and Baltic Lion, respectively, related to repairs completed to their main engines.

Please see pages 6 - 11 for a table that sets forth information about the current employment of the vessels in our fleet.

SERVICE REVENUES-

Service revenues consist of revenues earned from providing technical services to MEP pursuant to the agency agreement between us and MEP.  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were provided for a fee of $750 per ship per day until October 1, 2015, when the daily fees were reduced to $650 per ship per day pursuant to an agreement entered into between Genco Management (USA) LLC and MEP.  There was no service revenue earned during the year ended December 31, 2017 as MEP was dissolved effective December 31, 2016 and the remaining MEP vessels were sold during 2016.  The $2.3 million of service revenue recorded during the year ended December 31, 2016 consisted primarily of $1.1 million of management fees and $1.1 million of termination fees related to the sale of the twelve MEP vessels.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  Thse expenses are borne by the Company during spot market voyage charters.  There are certain other non-specified voyage expenses such as commissions which are typically borne by us.  Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties.  Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on spot market voyage charters because these expenses are for the account of the vessel owner.  At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  In short-term time charters, voyage expenses include the cost of bunkers consumed pursuant to the terms of the time charter agreement.  Additionally, we record the lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis, if required.

Voyage expenses increased by $12.1 million from $13.2 million during 2016 to $25.3 million during 2017.  This increase was primarily due to the employment of vessels on spot market voyage charters during the second half of 2017 which incur significantly higher voyage expenses as compared to time charters,spot market-related time charters and pool arrangement.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $15.6 million from $113.6 million during 2016 to $98.1 million during 2017.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.  Additionally, the decrease was due to lower expenses related to crewing and insurance, partially offset by higher drydocking related expenses.

Average daily vessel operating expenses for our fleet decreased by $97 per day from $4,514 per day during 2016 as compared to $4,417 in 2017.  The decrease in daily vessel operating expenses was primarily due to lower expenses related to crewing and insurance, partially offset by higher drydocking related expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2017 were $23 below the weighted-average budgeted rate of $4,440 per day.

Our vessel operating expenses, which generally represent fixed costs, may increase due to factors beyond our control, some of which may affect the shipping industry in general.  These include potential increases in lube expenses as a result of the positioning or sailing time of our vessels, as well as developments relating to market prices for crewing and insurance, which may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager for our fleet of 60 vessels, we expect our vessels to have average daily vessel operating expenses during 2018 of:

Average Daily
Vessel Type	Budgeted Amount
Capesize	$4,976
Panamax	4,341
Ultramax	4,674
Supramax	4,292
Handymax	4,397
Handysize	4,163

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $4,440 during 2018.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses. General and administrative expenses include nonvested stock amortization expense which represents the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the Management Incentive Program (the “MIP”) and the 2015 Equity Incentive Plan.  Refer to Note 18 — Stock-Based Compensation in our Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.  We expect to incur additional general and administrative expenses during 2018 as a result of our global expansion to Singapore and anticipated expansion to Europe.

General and administrative expenses decreased by $23.0 million from $45.2 million during 2016 to $22.2 million during 2017.  The decrease was primarily due to a $16.6 million decrease in nonvested stock amortization expense. This decrease was primarily due to the vesting of the last tranche of MIP warrants on August 7, 2017.  Additionally, upon the resignation of Peter C. Georgiopoulos, former Chairman of the Board of Directors, on October 13, 2016, the amortization of his outstanding restricted shares and warrants were accelerated resulted in additional expense during 2016.  Refer to Note 18 — Stock-Based Compensation in our Consolidated Financial Statements for further information.

Additionally, the decrease in general and administrative expense was due to a $5.5 million decrease in financing related advisory and legal fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the years ended December 31, 2017 and 2016, technical management fees were $7.7 million and $8.9 million, respectively.  The $1.3 million decrease was due to the sale of nine vessels during the fourth quarter of 2016 and first half of 2017, in addition to the scrapping of one vessel during the second quarter of 2016.

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

Depreciation and amortization expenses decreased by $4.6 million from $76.3 million during 2016 to $71.8 million during 2017.  This decrease was primarily due to a decrease in depreciation expense for the nine vessels which were deemed impaired at June 30, 2016 and were written down to their net realizable value at June 30, 2016.  These vessels were subsequently sold during the fourth quarter of 2016 and the first half of 2017.  Additionally, there was a decrease in depreciation for the Genco Marine which was scrapped on May 17, 2016.  Lastly, there was a decrease in depreciation expense for the six vessels that were deemed impaired at August 4, 2017 and June 30, 2017 and were written down to their fair market value.  These decreases were partially offset by an increase in drydocking amortization expense as a result of additional vessels drydocking during 2017 as compared to 2016.

OTHER OPERATING INCOME-

During 2017 and 2016, other operating income was $0 and $1.0 million , respectively.  This decrease is primarily due to the one-time nature of a payment of $0.2 million received from Samsun Logix Corporation (“Samsun”) as part of the cash settlement related to the revised rehabilitation plan approved by the South Korean courts on April 8, 2016 and $0.8 million received from Samsun as full and final settlement of the aforementioned approved cash settlement.  Refer to Note 16 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the settlement payments.

IMPAIRMENT OF VESSEL ASSETS-

During 2017 and 2016, we recorded $22.0 million and $69.3 million, respectively, of impairment of vessel assets.  On August 4, 2017, our Board of Directors determined to dispose of the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these vessels did not exceed the net book value for each vessel, we reduced the carrying value of these vessels to their respective fair market values at August 4, 2017.  This resulted in an $18.7 million impairment loss during 2017.  Additionally, at June 30, 2017, we determined that the sum of the estimated undiscounted future cash flows attributable to the Genco Surprise did not exceed the carrying value of the vessel at June 30, 2017.  As such, we reduced the carrying value of the Genco Surprise to its fair market value as of June 30, 2017, which resulted in an impairment loss of $3.3 million during 2017.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

(GAIN) LOSS ON SALE OF VESSELS-

During 2017, we recorded a net gain on sale of vessels of $7.7 million related primarily to the sale of the Genco Prosperity, Genco Success, Genco Carrier, Genco Reliance and Genco Wisdom for which the sales were completed during the first half of 2017.  During 2016, we recorded a net gain on sale of vessels of $3.6 million related to the sale of the Genco Marine, Genco Sugar, Genco Pioneer, Genco Leader and Genco Acheron.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT-

During 2016, we recorded Impairment of investment of $2.7 million.  Prior to selling our remaining investment in Jinhui during the fourth quarter of 2016, we reviewed our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis.  Based on our review, we deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016.  Refer to Note 5 — Investments in our Consolidated Financial Statements for further details.

OTHER (EXPENSE) INCOME-

Other (expense) income fluctuated by $0.8 million from income of $0.6 million during 2016 to expense of $0.2 million during 2017.  This fluctuation is primarily due to a net gain recorded during 2016 related to the sale of available-for-sale investments.  The remainder of our investments were sold during the fourth quarter of 2016.  Refer to Note 5 — Investments and Note 9 — Accumulated Other Comprehensive Income (Loss) in the Consolidated Financial Statements for further details.

NET INTEREST EXPENSE-

Net interest expense increased by $0.7 million to $28.9 million during 2017 as compared to $28.2 million during 2016.  Net interest expense during the years ended 2017 and 2016 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities.  The increase in interest expense is primarily due to a $2.0 million increase in interest expense as a result of higher interest rates during 2017 as compared with 2016.  These increases were partially offset by a $1.3 million increase in interest income earned during 2017 as compared to 2016 primarily as a result of interest income earned on time deposits as well as a higher cash balance due to proceeds from the equity issuance during the fourth quarter of 2016 and proceeds from the sale of vessels. Refer to Note 8 — Debt in the Consolidated Financial Statements for information regarding our credit facilities and the equity issuance.

REORGANIZATION ITEMS, NET-

Reorganization items, net decreased by $0.3 million from $0.3 million during 2016 to $0 during 2017.  These reorganization items include trustee fees and professional fees incurred after we emerged from bankruptcy on July 9, 2014 in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments related to the

Chapter 11 Cases.  As of December 31, 2016, all outstanding claims arising from the Chapter 11 Cases were settled.  Refer to Note 15 — Reorganization items, net in our Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

Income tax expense decreased to $0 during 2017 from $0.7 million during 2016.   Income tax expense during 2016 consisted primarily of federal, state and local income taxes on net income earned by Genco Management (USA) LLC (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were provided by Genco (USA), which elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Consolidated Financial Statements for further information.

The decrease in income tax expense during 2017 as compared to 2016 is primarily due to a decrease in service revenue recorded by Genco (USA) which was earned from MEP during 2016 as a result of the sale of MEP’s twelve vessels during 2016.  MEP was subsequently dissolved by December 31, 2016.  As such, there was no income tax recorded during 2017.

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

	For the Year Ended
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

	For the Year Ended
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

(5)

We define TCE rates as voyage revenues less voyage expenses, divided by the number of our available days during the period, which is consistent with industry standards.  TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because freight rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

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

	For the Years Ended December 31,
	2016	2015	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$133,246	$150,784	$(17,538)	(11.6)%
Service revenues	2,340	3,175	(835)	(26.3)%

Total revenues	135,586	153,959	(18,373)	(11.9)%

Operating Expenses:
Voyage expenses	13,227	20,257	(7,030)	(34.7)%
Vessel operating expenses	113,636	122,008	(8,372)	(6.9)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $20,680 and $42,136, respectively)	45,174	74,941	(29,767)	(39.7)%
Technical management fees	8,932	8,961	(29)	(0.3)%
Depreciation and amortization	76,330	79,556	(3,226)	(4.1)%
Other operating income	(960)	—	(960)	100.0%
Impairment of vessel assets	69,278	39,893	29,385	73.7%
(Gain) loss on sale of vessels	(3,555)	1,210	(4,765)	(393.8)%

Total operating expenses	322,062	346,826	(24,764)	(7.1)%

Operating loss	(186,476)	(192,867)	6,391	(3.3)%
Other expense	(30,300)	(58,595)	28,295	(48.3)%

Loss before reorganization items, net	(216,776)	(251,462)	34,686	(13.8)%
Reorganization items, net	(272)	(1,085)	813	(74.9)%

Loss before income taxes	(217,048)	(252,547)	35,499	(14.1)%
Income tax expense	(709)	(1,821)	1,112	(61.1)%

Net loss	(217,757)	(254,368)	36,611	(14.4)%
Less: Net loss attributable to noncontrolling interest	—	(59,471)	59,471	(100.0)%
Net loss attributable to Genco Shipping & Trading Limited	$(217,757)	$(194,897)	$(22,860)	11.7%

Net loss per share - basic	$(30.03)	$(29.61)	$(0.42)	1.4%
Net loss per share - diluted	$(30.03)	$(29.61)	$(0.42)	1.4%
Weighted average common shares outstanding - basic	7,251,231	6,583,163	668,068	10.1%
Weighted average common shares outstanding - diluted	7,251,231	6,583,163	668,068	10.1%

	For the Years Ended December 31,
	2016	2015	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$169,068	140,889	$28,179	20.0%
Total assets	1,568,960	1,714,663	(145,703)	(8.5)%
Total debt (current and long-term, net of deferred financing costs)	513,020	579,023	(66,003)	(11.4)%
Total equity	1,029,699	1,105,966	(76,267)	(6.9)%

Other Data:
(U.S. Dollars in thousands)
Net cash used in operating activities	$(49,982)	$(56,086)	$6,104	(10.9)%
Net cash provided by (used in) investing activities (1)	22,726	(66,654)	89,380	(134.1)%
Net cash provided by financing activities	55,435	150,520	(95,085)	(63.2)%

EBITDA (2)	$(112,469)	$(93,598)	$(18,871)	20.2%

(1)

In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-18 which requires the Company to show the changes in the total cash, cash equivalents and restricted cash in the statement of cash flows.  Changes in restricted cash were previously recorded as an investing cash inflow or outflow.  The adoption of ASU 2016-18 resulted in a change in net cash provided by (used in) investing activities of $15.9 million and ($9.9) million, respectively.

(2)

EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 49 - 51 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

The Baltic Dry Index, or BDI (a drybulk index) displayed volatility throughout 2016 following a generally weak environment in 2015.  The BDI came under considerable pressure towards the end of 2015, which carried into the beginning of 2016.  The downward trajectory of the BDI continued as an all-time low of 290 was reached on February 10, 2016.  The fragile supply and demand balance that existed at the end of 2015 was only exacerbated by the seasonal increase of newbuilding deliveries in the early portion of 2016 as well as the occurrence of the Chinese New Year holiday.  Subsequently, there was a marginal rise in the BDI over the next two months as the BDI concluded April of 2016 at 703.  Throughout the summer months, the BDI remained mostly range bound before experiencing considerable volatility that began in September and persisted to the end of the year.  This included the BDI reaching a 2016 peak of 1,257 on November 18, 2016, the highest marked recorded since November 2014.  The preeminent driver behind the BDI increase was higher Chinese steel production which led to augmented demand for seaborne iron ore cargoes.  Furthermore, China reduced domestic coal output which lead to increased demand for internationally sourced coal reversing a previous trend of decreasing Chinese coal imports.  On the supply side in 2016, the drybulk fleet grew at the slowest pace since 1999 at 2.3% which resulted from a record pace of vessel demolitions during the first half of the year as well as record slippage of newbuilding orders.

For 2016 and 2015, we had ownership days of 25,175.9 days and 25,050.8 days, respectively.  The increase in ownership days is primarily a result of the delivery of two Ultramax newbuilding vessels during the second half of 2015, partially offset by the sale of four of our vessels and scrapping of one vessel during 2016.  Total available days increased to 24,457.0 days during 2016 as compared to 23,970.5 during 2015.  The increase in available days was due to the increase in ownership days noted above as well as a decrease in repositioning days during 2016 as compared to 2015. Our fleet utilization increased marginally from 98.6% during 2015 to 98.8% during 2016.

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

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  General and administrative expense include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the MIP, the 2015 Equity Incentive Plan and the Baltic Trading Plan (prior to the Merger), refer to Note 18 — Stock-Based Compensation.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.

General and administrative expenses decreased by $29.8 million from $74.9 million during 2015 to $45.2 million during 2016.  The decrease was primarily due to a $21.5 million decrease in nonvested stock amortization expense. This decrease was primarily due to the vesting of the first and second tranche of MIP warrants, as well as the vesting of restricted shares issued under the MIP on August 7, 2015 and August 8, 2016.  Additionally, the decrease was due to the automatic vesting of outstanding Baltic Trading restricted shares upon the effective date of the Merger, July 17, 2015.  Lastly, upon the resignation of Peter C. Georgiopoulos, former Chairman of the Board of Directors, on October 13, 2016, the amortization of his outstanding restricted shares and warrants were accelerated.  Refer to Note 18 — Stock-Based Compensation in our Consolidated Financial Statements for further information.

Additionally, the decrease in general and administrative expense was due to a $13.5 million decrease in legal fees related to the merger with Baltic Trading that was completed on July 17, 2015.  These decreases were partially offset by an increase of $2.6 million of legal fees incurred during 2016 due to the new $400 Million Credit Facility that was entered into the Company on November 10, 2016 and the concurrent amendment of our $98 Million Credit Facility and the 2014 Term Loan Facilities (Refer to Note 8 — Debt in our Consolidated Financial Statements), in addition to a $2.3 million increase in legal fees incurred related to equity financing.

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

OTHER OPERATING INCOME-

Other operating income increased by $1.0 million from $0 during 2015 to $1.0 million during 2016.  This increase is primarily due to a payment of $0.2 million received from Samsun Logix Corporation (“Samsun”) as part of the cash settlement related to the revised rehabilitation plan approved by the South Korean courts on April 8, 2016 and $0.8 million received from Samsun as full and final settlement of the aforementioned approved cash settlement.  Refer to Note 16 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the settlement payments.

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

(GAIN) LOSS ON SALE OF VESSELS -

During 2016, we recorded a net gain on sale of vessels of $3.6 million related to the sale of the Genco Marine, Genco Sugar, Genco Pioneer, Genco Leader and Genco Acheron.  During 2015, we recorded a $1.2 million loss on sale of vessels related to the sale of the Baltic Lion and Genco Tiger to us on April 8, 2015.

OTHER (EXPENSE) INCOME-

IMPAIRMENT OF INVESTMENT-

During 2016 and 2015, we recorded an impairment of investment of $2.7 million and $37.9 million, respectively.  Prior to selling our remaining investment in Jinhui during the fourth quarter of 2016, we reviewed our investment in Jinhui for indicators of other-than-temporary impairment on a quarterly basis. Based on our review, we deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016, December 31, 2015 and September 30, 2015, refer to Note 5 — Investments in our Consolidated Financial Statements for further information.

OTHER INCOME (EXPENSE)-

Other income (expense) fluctuated by $1.4 million from a loss of $0.8 million during 2015 to income of $0.6 million during 2016.  This fluctuation is primarily due to a net gain recorded during 2016 related to the sale of available-for-sale investments as compared to a net loss during 2015.  Refer to Note 5 — Investments and Note 9 — Accumulated Other Comprehensive Income (Loss) in the Consolidated Financial Statements for further details.

NET INTEREST EXPENSE-

Net interest expense increased by $8.3 million to $28.2 million during 2016 as compared to $19.9 million during 2015.  Net interest expense during the years ended 2016 and 2015 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities.  The increase in interest expense is primarily due to an increase in interest expense and amortization of deferred financing fees associated with the 2015 Revolving Credit Facility (which was subsequently refinanced with the $400 Million Credit Facility on November 15, 2016) and the $98 Million Credit Facility which were entered into on April 7, 2015 and November 4, 2015, respectively.  Refer to Note 8 — Debt in the Consolidated Financial Statements.

REORGANIZATION ITEMS, NET

Reorganization items, net represents amounts incurred and recovered subsequent to our bankruptcy filing as a direct result of the filing of the Chapter 11 Cases.  Reorganization items, net decreased by $0.8 million from $1.1 million during 2015 to $0.3 million during 2016.  These reorganization items include trustee fees and professional fees incurred after the Effective Date in relation to the Chapter 11 Cases.  The decrease is due to the winding down of settlement payments as a result of the Chapter 11 Cases.  Refer to Note 15 — Reorganization items, net in our Consolidated Financial Statements for further detail.

INCOME TAX EXPENSE-

Income tax expense decreased by $1.1 million from $1.8 million during 2015 to $0.7 million during 2016.   This income tax expense consists primarily of federal, state and local income taxes on net income earned by Genco Management (USA) LLC (“Genco (USA)”), one of our wholly-owned subsidiaries.  Pursuant to certain agreements, we technically and commercially managed vessels for Baltic Trading until the Merger on July 17, 2015, as well as provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were provided by Genco (USA), which has elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) is subject to United States federal income tax on its worldwide net income, including the net income derived from providing these services.  Refer to the “Income taxes” section of Note 2 — Summary of Significant Accounting Policies included in our Consolidated Financial Statements for further information.

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

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST-

During the year ended December 31, 2015, the net loss attributable to noncontrolling interest was $59.5 million. Net loss was allocated to the noncontrolling interest up until July 17, 2015 when the Merger was effective.  Once the Merger was effective, the noncontrolling interest allocation was no longer applicable.

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

While supply and demand fundamentals have been improving during 2017, persistent, historically low rates prior to 2017 resulted in decreases in our prior period revenues.  As a result, we experienced negative cash flows, and in turn, our liquidity had been negatively impacted.  To address our liquidity and covenant compliance issues at the time, in November 2016 we refinanced or amended our credit facilities and completed a $125 million capital raise as described below.  Based on current market conditions, we believe these measures are sufficient to address such issues and that our capital resources are sufficient to fund our operations for at least the next twelve months.

On November 10, 2016, we entered into a senior secured loan facility for an aggregate principal amount of $400 million (the “$400 Million Credit Facility”) which was utilized to refinance our $100 Million Term Loan Facility, $253 Million Term Loan Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2015 Revolving Credit Facility, as defined in Note 8 — Debt in our Consolidated Financial Statements.  The $400 Million Credit Facility was subject to the completion of an equity financing satisfactory to the lenders with gross proceeds to us including the equity commitments as described in Note 8 — Debt in our Consolidated Financial Statements of at least $125 million and amendments of our other credit facilities on terms satisfactory to the lenders and other customary conditions.

As a condition to the effectiveness of the Second Amended Commitment Letter entered into on October 6, 2016 related to the aforementioned $400 Million Credit Facility, we entered into stock purchase agreements effective as of October 4, 2016 (the “Initial Purchase Agreements”) with funds or related entities managed by Centerbridge, SVP and Apollo (the “Investors”) for an aggregate of up to $125 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Investors made a firm commitment to purchase shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) for an aggregate of $86.4 million and a backstop commitment to purchase additional shares of common stock for up to $38.6 million, in each case at a purchase price of $4.85 per share. An additional 1,288,660 shares of Series A Preferred Stock were issued to the Investors as a commitment fee on a pro rata basis.   Subsequently, on October 27, 2016, we entered into a stock purchase agreement (the “Additional Purchase Agreement”) with certain of the Investors; John C. Wobensmith, our Chief Executive Officer and President; and other investors for the sale of shares of Series A Preferred Stock for an aggregate purchase price of $38.6 million at a purchase price of $4.85 per share.  The purchase price and the other terms and conditions of these transactions were established in arm’s length negotiations between an independent special committee of our board of directors (the “Special Committee”) and the investors.  The Special Committee unanimously approved the transactions. Refer to Note 8 — Debt in our Consolidated Financial Statements for further details.  On November 15, 2016, pursuant to the Initial Purchase Agreements and Additional Purchase Agreement, we completed the private placement of 27,061,856 shares of Series A Preferred Stock which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis as noted above.  The Series A Preferred Stock was automatically and mandatorily converted into our common stock, par value $0.01 per share, upon approval by our shareholders of such conversion on January 4, 2017.  Refer to Note 1 — General Information.

Additionally, on November 15, 2016, we entered into Supplemental Agreements with lenders under our 2014 Term Loan Facilities (as defined in Note 8 — Debt in our Consolidated Financial Statements) which, among other things, amended the Company’s collateral maintenance covenants under the 2014 Term Loan Facilities to provide that such covenants will not be tested through December 30, 2017 and the minimum collateral value to loan ratio will be 100% from December 31, 2017, 105% from June 30, 2018, 115% from December 31, 2018 and 135% from December 31, 2019.  These Supplemental Agreements also provided for certain other amendments to the 2014 Term Loan Facilities, which included reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to the $400 Million Credit Facility.

Lastly, on November 15, 2016, we also entered into an Amending and Restating Agreement which amended and restated the credit agreements and the guarantee for the $98 Million Credit Facility (as defined in Note 8 — Debt in our Consolidated Financial Statements) (the “Restated $98 Million Credit Facility”).  The Restated $98 Million Credit Facility provides for the following: reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility; netting of certain amounts against the measurements of the collateral maintenance covenant, which remains in place with a 140% value to loan threshold; a portion of amounts required to be maintained under the minimum liquidity covenant for this facility may, under certain circumstances, be used to prepay the facility to maintain compliance with the collateral maintenance covenant; elimination of the original maximum leverage ratio and minimum net worth covenants; and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to those provided for in the $400 Million Credit Facility.

At December 31, 2017, we believe we were in compliance with all financial covenants under the $400 Million Credit Facility, the 2014 Term Loan Facilities and the Restated $98 Million Credit Facility.

Excess cash from the collateralized vessels under our $400 Million Credit Facility are subject to a cash sweep.  The cash sweep will be 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep is required from the first $10 million in aggregate of the prepayments otherwise required under the cash sweep. As of December 31, 2017, the amount of our aggregate excess cash flow was approximately $11.3 million. As such, excess cash is payable under the cash sweep and was paid to the lenders within 45 days of the end of the reporting period.  This amount has been recognized as current debt as of December 31, 2017, refer to Note 8 – Debt in our Consolidated Financial Statements.

In the future, we may require capital to fund ongoing operations, debt service, and growth and to maintain compliance with our credit facility covenants.  We may also seek to refinance our indebtedness to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise; obtain waivers or modifications to our credit agreements from our lenders (which may be unavailable or subject to conditions); raise additional capital through selling assets (including vessels); reduce or delay capital expenditures; or pursue strategic opportunities and equity or debt offerings.  We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

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

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2017 was $26.5 million as compared to net cash used in operating activities for the year ended December 31, 2016 of $50.0 million.  Included in the net loss during the years ended December 31, 2017 and 2016 are $22.0 million and $72.0 million of non-cash impairment charges, respectively. Also included in the net loss during the years ended December 31, 2017 and 2016 are $4.1 million and $20.7 million, respectively, of non-cash amortization of nonvested stock compensation related to the Company’s equity incentive plans. There was also an increase in the gain on sale of vessels in the amount of $4.2 million, as well as increase in paid in kind interest of $3.7 million related to the $400 Million Credit Facility during the year ended December 31, 2017 as compared to the prior year. Depreciation and amortization expense for the year ended December 31, 2017 decreased by $4.6 million primarily due to the operation of fewer vessels during the year ended December 31, 2017 as well as the revaluation of ten of our vessels to their estimated net realizable value during the first half of 2016. Additionally, the fluctuation in prepaid expenses and other current assets decreased by $12.4 million primarily due to additional fuel inventory as of December 31, 2017 for vessels that were fixed on spot market voyage charters.  Lastly, there was a $5.6 million increase in deferred drydocking costs incurred because there were more vessels that completed drydocking during the year ended December 31, 2017 as compared to the prior year.  This was offset by an increase in the fluctuation in accounts payable and accrued expenses of $6.8 million due to the timing payments.

Net cash provided by investing activities was $15.0 million during the year ended December 31, 2017 as compared to $22.7 million during the year ended December 31, 2016.  The decrease is primarily due to a $10.5 million decrease for the proceeds from the sale of available-for-sale securities.  The remainder of our available-for-sale securities were sold during the fourth quarter of 2016.  This decrease was partially offset by a $2.5 million increase in the proceeds from the sale of vessels.

Net cash used in financing activities was $5.6 million during the year ended December 31, 2017 as compared to net cash provided by financing activities of $55.4 million during the year ended December 31, 2016.  Net cash used in financing activities of $5.6 million for the year ended December 31, 2017 consisted primarily of the following:  $2.8 million repayment of debt under the 2014 Term Loan Facilities; $1.3 million repayment under the $98 Million Credit Facility; $1.1 million payment of Series A Preferred Stock issuance costs; and $0.4 million repayment of debt under the $400 Million Credit Facility.  Net cash provided by financing activities for the year ended December 31, 2016 of $55.4 million consisted primarily of the $400.0 million drawdown on the $400 Million Credit Facility and net proceeds from the issuance of Series A Preferred Stock in the amount of $121.9 million partially offset by the following: $145.3 million repayment of debt under the $253 Million Term Loan Facility, $140.4 million repayment of debt under the $148 Million Credit Facility, $60.1 million repayment of debt under the $100 Million Term Loan Facility, $56.2 million repayment of debt under the 2015 Revolving Credit Facility, $38.5 million repayment of debt under $44 Million Term Loan Facility, $18.6 million repayment of debt under the $22 Million Term Loan Facility, $3.0 million repayment of debt under the $98 Million Credit Facility, $2.8 million repayment of debt under the 2014 Term Loan Facilities and $1.5 million payment of deferred financing costs. On November 15, 2016, the $400 Million Credit Facility refinanced the following six credit facilities: the $253 Million Term Loan Facility, the $148 Million Credit Facility, the $100 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility and the $22 Million Term Loan Facility.

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

Net cash provided by investing activities was $22.7 million during the year ended December 31, 2016 as compared to net cash used in investing activities of $66.7 million during the year ended December 31, 2015. The fluctuation is primarily due to a $66.1 million decrease in the purchase of vessels, including deposits.  The decrease is primarily due to the completion of the purchase of the three Ultramax newbuilding vessels during 2015.  There was also $13.0 million in proceeds from the sale or scrapping of five vessels during the year ended December 31, 2016. Additionally, there was an increase of $9.8 million of proceeds from the sale of available-for-sale (“AFS”) securities.  .

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

Credit Facilities

Refer to Note 8 —Debt of our Consolidated Financial Statements for a summary of our outstanding credit facilities, including the underlying financial and non-financial covenants.  On November 10, 2016, we entered into the $400 Million Credit Facility which refinanced the following six of our credit facilities on November 15, 2016: the $100 Million Term Loan Facility, the $253 Million Term Loan Facility, the 2015 Revolving Credit Facility, the $44 Million Term Loan Facility, the $148 Million Credit Facility and the $22 Million Term Loan Facility. Additionally, on November 4, 2015, thirteen of our wholly-owned subsidiaries entered into the $98 Million Credit Facility which was used for working capital purposes.

Refer to Note 8 — Debt in our Consolidated Financial Statements for further information regarding agreements and waivers that were entered into, in addition to the terms and fees associated with these agreements.

At December 31, 2017, we believed we were in compliance with all of the financial covenants under the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2017 and 2016, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial.  Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charters and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2017 and 2016.

Interest Rates

The effective interest rate for the years ended December 31, 2017, 2016 and 2015 include interest rates associated with the interest expense for our various credit facilities including the following: the $400 Million Credit Facility; the $100 Million Term Loan Facility, $253 Million Term Loan Facility, 2015 Revolving Credit Facility, $44 Million Term Loan Facility, $148 Million Credit Facility and $22 Million Term Loan Facility (until these facilities were refinanced with the $400 Million Credit Facility on November 15, 2016); the 2010 Credit Facility (until it was refinanced as the $148 Million Credit Facility on January 7, 2015), the $98 Million Credit Facility; and the 2014 Term Loan Facilities.

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 5.29%, 4.50% and 3.65% during 2017, 2016 and 2015, respectively.  The interest rate on the debt, excluding unused commitment fees, ranged from 3.36% to 7.82%; 2.69% to 7.12%; and 2.69% to 6.73% during 2017, 2016 and 2015, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of December 31, 2017.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities, as well as other fees associated with these facilities. For the interest and scheduled credit agreement payments for the $400 Million Credit Facility, we have assumed that we will not elect the 1.50% of the interest expense to be paid in-kind (“PIK interest”) through December 31, 2018 as we currently have not elected it.  Refer to Note 8 — Debt in our Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space. Refer to Note 16 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$524,424	$24,497	$147,281	$340,915	$11,731
Interest and borrowing fees	101,284	30,279	53,758	16,514	733
Executive employment agreement	467	467	—	—	—
Office leases	16,507	916	4,460	4,460	6,671
Totals	$642,682	$56,159	$205,499	$361,889	$19,135

Interest expense has been estimated using 1.75% plus the applicable margin of 3.75% for the $400 Million Credit Facility, 6.125% for the $98 Million Credit Facility and 2.50% for the 2014 Term Loan Facilities.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 60 drybulk vessels, including 13 Capesize drybulk carriers, six Panamax drybulk carriers, four Ultramax drybulk carriers, 21 Supramax drybulk carriers, one Handymax drybulk carriers and 15 Handysize drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 16 of our vessels, which completed their respective planned drydockings during 2014 and 2015.  We did not install fuel efficiency upgrades on any vessels during 2016.  During the second quarter of 2017, we installed the fuel efficiency upgrade on the Genco London for approximately $0.2 million during its planned drydocking.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems (“BWTS”) will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the U.S. Coast Guard (“USCG”) has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. Furthermore, we received extensions for vessels drydocking in 2016 which allowed for further extensions to the vessels’ next scheduled drydockings in year 2021.  Additionally, for our vessels scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  Any newbuilding vessels that we acquire will have a USCG approved system or at least an AMS installed when the vessel is being built.

In addition, on September 8, 2016, the Ballast Water Management (“BWM”) Convention was ratified and had an original effective date of September 8, 2017.  However, on July 7, 2017, the effective date of the BWM Convention was extended two years to September 8, 2019 for existing ships.  This will require vessels to have a BWTS installed to coincide with the vessels’ next International Oil Pollution Prevention Certificate (“IOPP”) renewal survey after September 8, 2019.   In order for a vessel to trade in U.S. waters, it must be compliant with the installation date as required by the USCG as outlined above.

The cost of these systems will vary based on the size of the vessel, and based on current available quotations assuming the BWTS will be installed in China, the Company estimates the cost of the systems to be $1.0 million for Capesize, $0.7 million for Panamax, $0.7 million for Supramax, $0.6 million for Handymax and $0.6 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved by both the International Maritime Organization (“IMO”) and the USCG. These amounts would be in addition to the amounts budgeted for drydocking below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs and scheduled off-hire days for our fleet through 2019 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Off-hire Days
(U.S. dollars in millions)

2018	$4.9 (1)	$0.6 (2)	125 (3)
2019	$20.9 (1)	$16.6 (2)	560 (3)

(1)

Estimated drydocking costs during 2018 and 2019 include $2.4 million and $10.0 million of costs, respectively, for vessels that could potentially be sold.  Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies and Note 21 — Subsequent Events in our Consolidated Financial Statements.

(2)

Estimated BWTS costs during 2018 and 2019 include $0.6 million and $7.5 million of costs, respectively, for vessels that could potentially be sold.  Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies and Note 21 — Subsequent Events in our Consolidated Financial Statements.

(3)

Estimated offhire days during 2018 and 2019 include 65 and 260 days, respectively, for vessels that could potentially be sold.  Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies and Note 21 — Subsequent Events in our Consolidated Financial Statements.

The costs reflected are estimates based on drydocking our vessels in China.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses and fuel efficiency upgrades as noted above.

Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expenses during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

During 2017 and 2016, we incurred a total of $7.8 million and $2.2 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Fourteen of our vessels completed drydocking during 2017.  This includes one drydocking that began in December 2016 and crossed over into 2017.  We estimate that 5 of our vessels will be drydocked during 2018 and 25 of our vessels will be drydocked during 2019.

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

During the year ended December 31, 2017, we recorded losses of $22.0 million related to the impairment of vessel assets.  There was $18.7 million of impairment expense recorded during 2017 for five of our vessels; the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour.  On August 4, 2017, the Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.  As such, the future undiscounted cash flows did not exceed the net book value of these vessels and the vessel values were adjusted to their respective fair market values which resulted in an impairment loss.  Additionally, during 2017, a $3.3 million impairment loss was recorded for the Genco Surprise  at June 30, 2017 when we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Surprise. Therefore, we adjusted the value of the Genco Surprise to its fair market value which resulted in an impairment loss of $3.3 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

During the year ended December 31, 2016, we recorded losses of $69.3 million related to the impairment of vessel assets.  The $69.3 million impairment expense recorded during 2016 included $67.6 million impairment loss for nine of our vessels (the Genco Acheron, Genco Carrier, Genco Leader, Genco Pioneer, Genco Prosperity, Genco Reliance, Genco Success, Genco Sugar and Genco Wisdom) for which we had determined that it was more likely than not would be scrapped pursuant to the terms of the Commitment Letter that we originally entered into on June 8, 2016. Additionally, a $1.7 million impairment loss was recorded during the first quarter of 2016 for the Genco Marine when we had determined that it was more likely than not that the vessel would be scrapped.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine and it was sold to a demolition yard and scrapped on May 17, 2016.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

During the year ended December 31, 2015, we recorded losses of $39.9 million related to the impairment of vessel assets.  The $39.9 million impairment expense recorded during the year ended December 31, 2015 included a $35.4 million loss for the Baltic Lion and Baltic Tiger for which we had determined it was more likely than not that the vessels would be sold based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  On April 7, 2015, we entered into an agreement with Baltic Trading to purchase the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68.5 million, not including commission, which closed on April 8, 2015.  Additionally, a $4.5 million impairment loss was recorded during the year ended December 31, 2015 in order to adjust the value of the Genco Marine to its fair market value as of December 31, 2015.  At December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Marine; therefore, we adjusted the value of the Genco Marine to its fair market value.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $400 Million Credit Facility; $98 Million Credit Facility; and the 2014 Term Loan Facilities at December 31, 2017.  Refer to Note 8 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  For unencumbered vessels, we utilized the June 30, 2016 vessel valuations at December 31, 2016 as these vessels were impaired as of June 30, 2016 as noted above and vessel valuations were not obtained as of December 31, 2016.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2017 and 2016.  Vessels have been grouped according to their collateralized status as of December 31, 2017.  The carrying value of the

Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour at December 31, 2017 and the carrying value of the Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom at December 31, 2016 reflect the impairment loss recorded for these vessels.

At December 31, 2017, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2017, with the exception of the Baltic Lion, Genco Tiger and the six vessels that were written down to their fair market value during the year ended December 31, 2017 as noted above (Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour).  At December 31, 2016, the vessel valuations of all of our vessels for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2016, with the exception of the five aforementioned vessels (Genco Carrier, Genco Prosperity, Genco Reliance, Genco Success and Genco Wisdom) which were unencumbered at December 31, 2016 and were written down to their estimated net realizable value as of June 30, 2016 as it was determined that the vessel assets were impaired.

The amount by which the carrying value at December 31, 2017 of all of the vessels in our fleet, with the exception of the eight aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $3.7 million to $15.2 million per vessel, and $395.5 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2016 of all of the vessels in our fleet, with the exception of the five aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $4.3 million to $23.2 million per vessel, and $678.9 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.6 million and $11.3 million as of December 31, 2017 and 2016, respectively.

However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2017	2016
Unencumbered
Genco Carrier	1998	2004	$—	1,614
Genco Prosperity	1997	2005	—	1,614
Genco Reliance	1999	2004	—	1,373
Genco Success	1997	2005	—	1,612
Genco Wisdom	1997	2005	—	1,614
TOTAL			$—	$7,827

$400 Million Credit Facility
Baltic Bear	2010	2010	41,644	43,595
Baltic Lion	2009	2013	32,063	33,320
Baltic Wolf	2010	2010	41,780	43,694
Genco Claudius	2010	2009	42,211	44,233
Genco Commodus	2009	2009	40,191	42,146
Genco Maximus	2009	2009	40,241	42,181
Genco Tiger	2010	2013	29,870	31,024
Genco Raptor	2007	2008	17,019	17,948
Genco Surprise	1998	2006	5,536	9,273
Genco Thunder	2007	2008	17,080	17,993
Baltic Mantis	2015	2015	27,965	29,032
Baltic Scorpion	2015	2015	27,708	28,773
Baltic Cougar	2009	2010	17,705	18,579
Baltic Jaguar	2009	2010	17,716	18,587
Baltic Leopard	2009	2009	17,679	18,561
Baltic Panther	2009	2010	17,690	18,568
Genco Aquitaine	2009	2010	18,267	19,165
Genco Ardennes	2009	2010	18,285	19,178
Genco Auvergne	2009	2010	18,475	19,368
Genco Bourgogne	2010	2010	19,346	20,279

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2017	2016
Genco Brittany	2010	2010	19,365	20,292
Genco Hunter	2007	2007	19,344	20,465
Genco Languedoc	2010	2010	19,375	20,302
Genco Loire	2009	2010	17,646	18,537
Genco Lorraine	2009	2010	17,620	18,519
Genco Normandy	2007	2010	16,068	16,945
Genco Picardy	2005	2010	16,886	18,036
Genco Provence	2004	2010	15,855	16,973
Genco Pyrenees	2010	2010	19,333	20,278
Genco Rhone	2011	2011	20,460	21,395
Genco Warrior	2005	2007	16,842	18,010
Genco Muse	2001	2005	11,459	12,512
Baltic Breeze	2010	2010	18,247	19,112
Baltic Cove	2010	2010	18,176	19,059
Baltic Fox	2010	2013	17,766	18,661
Baltic Hare	2009	2013	16,722	17,591
Baltic Wind	2009	2010	17,224	18,092
Genco Avra	2011	2011	19,271	20,164
Genco Bay	2010	2010	18,172	19,061
Genco Challenger	2003	2007	10,365	11,193
Genco Explorer	1999	2004	3,874	7,778
Genco Mare	2011	2011	19,300	20,187
Genco Ocean	2010	2010	18,226	19,100
Genco Progress	1999	2005	3,873	7,761
Genco Spirit	2011	2011	19,343	20,216
TOTAL			$919,283	$975,736

$98 Million Credit Facility
Genco Constantine	2008	2008	37,963	40,020
Genco Augustus	2007	2007	35,683	37,741
Genco London	2007	2007	34,958	36,572
Genco Titus	2007	2007	35,076	36,917
Genco Tiberius	2007	2007	35,616	37,663
Genco Hadrian	2008	2008	37,900	39,794
Genco Knight	1999	2005	6,065	10,144

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2017	2016
Genco Beauty	1999	2005	6,075	10,234
Genco Vigour	1999	2004	6,077	10,255
Genco Predator	2005	2007	16,862	18,023
Genco Cavalier	2007	2008	16,011	16,905
Genco Champion	2006	2008	13,179	14,044
Genco Charger	2005	2007	12,285	13,116
TOTAL			$293,750	$321,428

2014 Term Loan Facilities
Baltic Hornet	2014	2014	26,146	27,178
Baltic Wasp	2015	2015	26,398	27,431
TOTAL			$52,544	$54,609

Consolidated Total			$1,265,577	$1,359,600

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of commission, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale as of December 31, 2016.

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

The weak supply and demand fundamentals experienced in recent years has negatively impacted the drybulk industry.  General market volatility has endured as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  The economies of the U.S., European Union, and other parts of the world continue to experience relatively slower growth rates.  As a result of these factors and the increased supply of drybulk vessels, freight rates and charter rates have declined significantly in recent years but increased in 2017 as compared to the prior year.

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2017, the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (approximately 84% - 282% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 15.2 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2017.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  Further, for our older vessels, those vessels in operation for at least 18 years, we evaluate the current rate environment compared to the ten-year historical one-year time charter rate and adjust the rate to better reflect the expected cash flows over the remaining useful lives of those vessels. Older vessels are inherently more susceptible to impairment from weakness in the charter rate environment as their shorter remaining useful lives provide for less of an opportunity for them to benefit from potentially stronger rates in the future. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term due to changes in current rates which adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. Actual equivalent drybulk shipping rates are currently lower than the estimated rate.  We believe current rates have been driven by an oversupplied market and seasonal issues as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Voyage Revenues.”

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year
	Historical One-Year Time Charter
	Average at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2017	2016
Capesize	(49.2)%	(61.9)%
Panamax	(44.0)%	(49.2)%
Ultramax	(41.9)%	(50.0)%
Supramax	(26.2)%	(39.5)%
Handymax	(26.1)%	(43.2)%
Handysize	(20.5)%	(31.3)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2017 and 2016, respectively, were above or (below) the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	As of	As of
	December 31,	December 31,
Vessel Class	2017	2016
Capesize	(54.7)%	(86.7)%
Panamax	(46.6)%	(77.3)%
Ultramax	(43.8)%	(67.9)%
Supramax	(45.7)%	(71.3)%
Handymax	(41.5)%	(71.0)%
Handysize	(34.1)%	(61.4)%

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2017 and December 31, 2016 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.

See Note 10 — Fair Value of Financial Instruments in our Consolidated Financial Statements for additional disclosure on the fair values of long term debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. At December 31, 2017 and 2016, we did not have any interest rate swap agreements to manage interest costs and the risks associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the years ended December 31, 2017, 2016 and 2015, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 8 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

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

A 1% increase in LIBOR would result in an increase of $5.3 million in interest expense for the year ended December 31, 2017.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of December 31, 2017 and 2016, we did not have any derivative financial instruments.

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

Investments

We held investments in equity securities of Jinhui, which were classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  Prior to the sale of our remaining shares of Jinhui during the fourth quarter of 2016, we reviewed the carrying value of such investments on a quarterly basis to determine if there were any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of June 30, 2016, December 31, 2015 and September 30, 2015, we deemed our investment in Jinhui to be other-than-temporarily impaired as of those dates due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  Therefore, a total loss of $2.7 million and $37.9 million has been recorded as impairment of investment in our Consolidated Statement of Operations during the years ended December 31, 2016 and 2015, respectively.  Refer to Note 5 — Investments in our Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2018 We have served as the Company's auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2017 and 2016

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$174,479	$133,400
Restricted cash	7,234	8,242
Due from charterers, net of a reserve of $246 and $283, respectively	12,855	10,373
Prepaid expenses and other current assets	22,671	15,750
Vessels held for sale	—	4,840
Total current assets	217,239	172,605

Noncurrent assets:
Vessels, net of accumulated depreciation of $213,431 and $163,053, respectively	1,265,577	1,354,760
Deferred drydock, net of accumulated amortization of $9,540 and $6,340 respectively	13,382	12,637
Fixed assets, net of accumulated depreciation and amortization of $1,003 and $759, respectively	1,014	1,018
Other noncurrent assets	514	514
Restricted cash	23,233	27,426
Total noncurrent assets	1,303,720	1,396,355

Total assets	$1,520,959	$1,568,960

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$23,230	$22,885
Current portion of long-term debt	24,497	4,576
Deferred revenue	4,722	1,488
Total current liabilities:	52,449	28,949

Noncurrent liabilities:
Long-term lease obligations	2,588	1,868
Long-term debt, net of deferred financing costs of $9,032 and $11,357, respectively	490,895	508,444
Total noncurrent liabilities	493,483	510,312

Total liabilities	545,932	539,261

Commitments and contingencies

Equity:
Series A Preferred Stock, par value $0.01; aggregate liquidation preference of $0 and $120,789 at December 31, 2017 and December 31, 2016, respectively	—	120,789
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 34,532,004 and 7,354,449 shares at December 31, 2017 and December 31, 2016, respectively	345	74
Additional paid-in capital	1,628,355	1,503,784
Retained deficit	(653,673)	(594,948)
Total equity	975,027	1,029,699
Total liabilities and equity	$1,520,959	$1,568,960

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Voyage revenues	$209,698	$133,246	$150,784
Service revenues	—	2,340	3,175

Total revenues	209,698	135,586	153,959

Operating expenses:
Voyage expenses	25,321	13,227	20,257
Vessel operating expenses	98,086	113,636	122,008
General and administrative expenses (inclusive of nonvested stock amortization expense of $4,053, $20,680 and $42,136, respectively)	22,190	45,174	74,941
Technical management fees	7,659	8,932	8,961
Depreciation and amortization	71,776	76,330	79,556
Other operating income	—	(960)	—
Impairment of vessel assets	21,993	69,278	39,893
(Gain) loss on sale of vessels	(7,712)	(3,555)	1,210

Total operating expenses	239,313	322,062	346,826

Operating loss	(29,615)	(186,476)	(192,867)

Other (expense) income:
Impairment of investment	—	(2,696)	(37,877)
Other (expense) income	(164)	645	(796)
Interest income	1,551	204	110
Interest expense	(30,497)	(28,453)	(20,032)

Other expense	(29,110)	(30,300)	(58,595)

Loss before reorganization items, net	(58,725)	(216,776)	(251,462)
Reorganization items, net	—	(272)	(1,085)

Loss before income taxes	(58,725)	(217,048)	(252,547)
Income tax expense	—	(709)	(1,821)

Net loss	(58,725)	(217,757)	(254,368)
Less: Net loss attributable to noncontrolling interest	—	—	(59,471)
Net loss attributable to Genco Shipping & Trading Limited	$(58,725)	$(217,757)	$(194,897)

Net loss per share-basic	$(1.71)	$(30.03)	$(29.61)
Net loss per share-diluted	$(1.71)	$(30.03)	$(29.61)
Weighted average common shares outstanding-basic	34,242,631	7,251,231	6,583,163
Weighted average common shares outstanding-diluted	34,242,631	7,251,231	6,583,163

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2017, 2016 and 2015

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2017	2016	2015

Net loss	$(58,725)	$(217,757)	$(254,368)

Other comprehensive income	—	21	25,296

Comprehensive loss	(58,725)	(217,736)	(229,072)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(59,471)
Comprehensive loss attributable to Genco Shipping & Trading Limited	$(58,725)	$(217,736)	$(169,601)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

						Genco
				Accumulated		Shipping &
				Other		Trading
	Series A		Additional	Comprehensive		Limited
	Preferred	Common	Paid-in	Income	Retained	Shareholders’	Noncontrolling
	Stock	Stock	Capital	(Loss)	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2015	$—	$62	$1,251,750	$(25,317)	$(182,294)	$1,044,201	$248,573	$1,292,774

Net loss					(194,897)	(194,897)	(59,471)	(254,368)

Other comprehensive income				25,296		25,296	—	25,296

Settlement of non-accredited Note holders			(462)			(462)	—	(462)

Equity effect of purchase of entities under common control			590			590	—	590

Issuance of 1,128,713 shares to Baltic Trading shareholders		11	(11)			—	—	—

Elimination of non-controlling interest due to merger			194,375			194,375	(194,375)	—

Nonvested stock amortization			36,863			36,863	5,273	42,136

Balance — December 31, 2015	$—	$73	$1,483,105	$(21)	$(377,191)	$1,105,966	$—	$1,105,966

Net loss					(217,757)	(217,757)	—	(217,757)

Other comprehensive income				21		21	—	21

Issuance of 27,061,856 shares of Series A Preferred Stock	120,789					120,789	—	120,789

Issuance of 61,244 shares of nonvested stock		1	(1)			—	—	—

Issuance of 3,138 shares of vested RSUs		—	—			—	—	—

Nonvested stock amortization			20,680			20,680	—	20,680

Balance — December 31, 2016	$120,789	$74	$1,503,784	$—	$(594,948)	$1,029,699	$—	$1,029,699

Net loss					(58,725)	(58,725)	—	(58,725)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519			—	—	—

Issuance of 115,700 shares of vested RSUs		1	(1)			—		—

Nonvested stock amortization			4,053			4,053	—	4,053

Balance — December 31, 2017	$—	$345	$1,628,355	$—	$(653,673)	$975,027	$—	$975,027

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(58,725)	$(217,757)	$(254,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71,776	76,330	79,556
Amortization of deferred financing costs	2,325	2,847	2,379
PIK interest, net	4,542	800	—
Amortization of nonvested stock compensation expense	4,053	20,680	42,136
Impairment of vessel assets	21,993	69,278	39,893
(Gain) loss on sale of vessels	(7,712)	(3,555)	900
Impairment of investment	—	2,696	37,877
Realized (gain) loss on sale of investment	—	(689)	724
Change in assets and liabilities:
(Increase) decrease in due from charterers	(2,482)	213	4,153
(Increase) decrease in prepaid expenses and other current assets	(6,921)	5,485	1,181
Increase (decrease) in accounts payable and accrued expenses	1,494	(5,309)	1,883
Increase (decrease) in deferred revenue	3,234	430	(339)
Increase in lease obligations	720	719	759
Deferred drydock costs incurred	(7,782)	(2,150)	(12,820)
Net cash provided by (used in) operating activities	26,515	(49,982)	(56,086)

Cash flows from investing activities:
Purchase of vessels, including deposits	(262)	(458)	(66,590)
Purchase of other fixed assets	(290)	(329)	(770)
Net proceeds from sale of vessels	15,513	13,024	—
Sale of AFS securities	—	10,489	706
Net cash provided by (used in) investing activities	14,961	22,726	(66,654)

Cash flows from financing activities:
Proceeds from $400 Million Credit Facility	—	400,000	—
Repayments on the $400 Million Credit Facility	(400)	—	—
Repayments on the $100 Million Term Loan Facility	—	(60,099)	(7,692)
Repayments on the $253 Million Term Loan Facility	—	(145,268)	(20,300)
Proceeds from the 2015 Revolving Credit Facility	—	—	56,218
Repayments on the 2015 Revolving Credit Facility	—	(56,218)	—
Repayments on the $44 Million Term Loan Facility	—	(38,500)	(2,750)
Proceeds from the $98 Million Credit Facility	—	—	98,271
Repayments on the $98 Million Credit Facility	(1,332)	(3,000)	—
Proceeds from the $148 Million Credit Facility	—	—	148,000
Repayments on the $148 Million Credit Facility	—	(140,383)	(7,616)
Repayments on the 2010 Credit Facility	—	—	(102,250)
Repayments on the $22 Million Term Loan Facility	—	(18,625)	(1,500)
Repayments on the 2014 Term Loan Facilities	(2,763)	(2,763)	(2,081)
Cash settlement of non-accredited Note holders	—	(101)	(777)
Proceeds from issuance of Series A Preferred Stock	—	125,000	—
Payment of Series A Preferred Stock issuance costs	(1,103)	(3,108)	—
Payment of deferred financing costs	—	(1,500)	(7,003)
Net cash (used in) provided by financing activities	(5,598)	55,435	150,520

Net increase in cash, cash equivalents and restricted cash	35,878	28,179	27,780

Cash, cash equivalents and restricted cash at beginning of period	169,068	140,889	113,109
Cash, cash equivalents and restricted cash at end of period	$204,946	$169,068	$140,889

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2017, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Baltic Trading Limited; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of December 31, 2017, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) Limited.

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

Other General Information

At December 31, 2017, 2016 and 2015, the Company’s fleet, including Baltic Trading vessels, consisted of 60, 65 and 70 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2017:

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

The Company formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”).  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.   On September 30, 2015, under the oversight of an independent committee of the Company’s Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2,178 of the amount of service fees in arrears (of which $261 was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015. During January 2016, five of MEP’s vessels were sold to third-parties and were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and were paid in full during February 2016.  Additionally, during the three months ended September 30, 2016, the remaining seven of MEP’s vessels were sold to third parties, and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $830, which was assumed by the new owners of the seven MEP vessels that were sold and were paid in full as of September 30, 2016.  MEP has been dissolved and all previous amounts have been settled as of December 31, 2016.  Refer to Note 7 — Related Party Transactions.

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

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated from time charter agreements, spot market voyage charters, pool agreements and spot market-related time charters.  A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate, including any ballast bonus payments received pursuant to the time charter agreement.  Spot market-related time charters are the same as other time charter agreements, except the time charter rates are variable and are based on a percentage of the average daily rates as published by the Baltic Dry Index (“BDI”).  Voyage revenues also include the sale of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

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

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis, as required.  These differences in bunkers, including lower of cost or market adjustments, resulted in a net gain (loss) of $2,021, ($4,920) and ($8,927) during the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.  The Company recognizes voyage expenses when incurred.

During the years ended December 31, 2017 and 2016, six of the Company’s vessels were chartered under spot-market related time charters which included a profit-sharing element, the Genco Commodus, Baltic Lion, Genco London, Genco Maximus, Baltic Wasp and Baltic Wolf.  These time charters all ended during the year ended December 31, 2017.  Under these charter agreements, the rate for the spot market-related time charter was linked to a floor of $3 with a 50% index-based profit sharing component. During the year ended December 31, 2015, there were no time charters with profit-sharing elements.

At December 31, 2017 and 2016, 0 and 20 of the Company’s vessels were in vessel pools, respectively.  At December 31, 2016, the Company had 13 vessels operating in the Clipper Logger Pool and the Clipper Sapphire Pool, vessel pools trading in the spot market for which Clipper Group acts as the pool manager.  Additionally, at December 31, 2016, the Company had seven vessels operating in the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market for which Torvald Klaveness acts as pool manager.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Other operating income

During the years ended December 31, 2017, 2016 and 2015, the Company recorded other operating income of $0, $960 and $0, respectively.  Other Operating income recorded during the year ended December 31, 2016 consists primarily of $934 received from Samsun Logix Corporation (“Samsun”) pursuant to the revised rehabilitation plan that was approved by the South Korean courts on April 8, 2016 which was settled in full on October 27, 2016.  Refer to Note 16 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2017 and 2016, the Company had a reserve of $246 and $283, respectively, against the due from charterers balance and an additional accrual of $327 and $220, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Inventories

Inventories consist of consumable bunkers, lubricants and victualling stores, which are stated at the lower of cost or market value, if required, and are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets.  Cost is determined by the first in, first out method.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses.  Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2017, 2016 and 2015 was $66,514, $71,829 and $76,395, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of  $310 per lightweight ton (“lwt”) times the weight of the vessel noted in lwt.

Vessels held for sale

During December 2016, the Board of Directors authorized the sale of the Genco Success, Genco Prosperity and Genco Wisdom.  As such, these vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  These vessels were sold during the year ended December 31, 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions for additional information.

Fixed assets, net

Fixed assets, net is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the typical estimated useful lives:

Description	Useful lives

Leasehold improvements	Lesser of the estimated useful life of the asset or life of the lease
Furniture, fixtures & other equipment	5 years
Vessel equipment	2-15 years
Computer equipment	3 years

Depreciation and amortization expense for fixed assets for the years ended December 31, 2017, 2016 and 2015 was $274, $388 and $284, respectively.

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

Amortization expense for drydocking for the years ended December 31, 2017, 2016 and 2015 was $4,988, $4,113 and $2,877, respectively, and is included in Depreciation and amortization expense in the Consolidated Statements of Operation.  All other costs incurred during drydocking are expensed as incurred.

Impairment of long-lived assets

During the years ended December 31, 2017, 2016 and 2015 the Company recorded $21,993, $69,278 and $39,893, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

On August 4, 2017, the Board of Directors determined to dispose of the Company’s vessels built in 1999, namely the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, the Company has adjusted the values of these older vessels to their respective fair market values during the year ended December 31, 2017.  This resulted in an impairment loss of $18,654 during the year ended December 31, 2017.

At June 30, 2017, the Company determined that the sum of the estimated undiscounted future cash flows attributable to the Genco Surprise did not exceed the carrying value of the vessel at June 30, 2017 and reduced the carrying value of the Genco Surprise, a 1998-built Panamax vessel, to its fair market value as of June 30, 2017.  This resulted in an impairment loss of $3,339 during the year ended December 31, 2017.

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

At December 31, 2015, the Company determined that the future undiscounted cash flows did not exceed the net book value for the Genco Marine.  As such, a $4,497 impairment loss was recorded in order to adjust the value of the Genco Marine to its fair market value during the year ended December 31, 2015.

Lastly, at March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels.  Therefore, at March 31, 2015, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its estimated fair value, which was determined primarily based on appraisals and third party broker quotes. This resulted in an impairment loss of $35,396 during the year ended December 31, 2015. On April 8, 2015, the Baltic Lion and Baltic Tiger entities were sold to GS&T.   Refer to Note 1 — General Information for details pertaining to the sale of these entities.

(Gain) loss on disposal of vessels

During the years ended December 31, 2017, 2016 and 2015, the Company recorded net gains of $7,712 and $3,555 and a net loss of $1,210, respectively, related to the sale of vessels.  The $7,712 net gain recognized during the year ended December 31, 2017 related primarily to the sale of the Genco Wisdom, the Genco Reliance, the Genco Carrier, the Genco Success and the Genco Prosperity.  During the year ended December 31, 2016, the Company recorded a net gain of $3,555 related to the sale of the Genco Marine, the Genco Sugar, the Genco Pioneer, the Genco Leader and the Genco Acheron.  Lastly, during the year ended December 31, 2015, the Company recorded a net loss of $1,210 related to the sale of the Baltic Lion and Baltic Tiger entities to GS&T from Baltic Trading on April 8, 2015.

Deferred financing costs

Deferred financing costs, which are presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheet, consist of fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in Interest expense on the Consoliated Statement of Operations.

Cash and cash equivalents

The Company considers highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities, refer to Note 8 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,	December 31,	December 31,
	2017	2016	2015
Cash and cash equivalents	$174,479	$133,400	$121,074
Restricted cash - current	7,234	8,242	19,500
Restricted cash - noncurrent	23,233	27,426	315

Cash, cash equivalents and restricted cash	$204,946	$169,068	$140,889

Investments

The Company previously held an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and in Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  The investments in Jinhui and KLC were designated as Available For Sale (“AFS”) and were reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  The Company classified the investments as current or noncurrent assets based on the Company’s intent to hold the investments at each reporting date.  As of December 31, 2016 and 2017, the Company no longer held investments in Jinhui or KLC.  Refer to Note 5 — Investments.

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

United States Gross Transportation Tax

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

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.  The Company is not taxable in any other jurisdiction, with the exception of Genco Management (USA) Limited and Genco Shipping Pte. Ltd., as noted in the “Income taxes” section below.

The Company will qualify for the Section 883 exemption if, among other things, (i) the Company’s stock is treated as primarily and regularly traded on an established securities market in the United States (the “publicly traded test”) or (ii) the Company satisfies the qualified shareholder test or (iii) the Company satisfies the controlled foreign corporation test (the “CFC test”).  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of the Company’s stock (which the Company sometimes refers to as “5% shareholders”), together own 50% or more of the Company’s stock (by vote and value) for more than half the days in such year (which the Company sometimes refers to as the “five percent override rule”), unless an exception applies.  A foreign corporation satisfies the qualified shareholder test if more than 50 percent of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation's taxable year by one or more “qualified shareholders.”  A qualified shareholder includes a foreign corporation that, among other things, satisfies the publicly traded test.  A foreign corporation satisfies the CFC test if it is a “controlled foreign corporation” and one or more qualified U.S. persons own more than 50 percent of the total value of all the outstanding stock.

Based on the ownership and trading of the Company’s stock in 2017, the Company believes that it did not satisfy the publicly traded test, the qualified shareholder test or the CFC test, and therefore did not qualify for the Section 883 exemption in 2017.  However, the Company believes that it qualified for exemption from income tax on income derived from the international operations of ships during the years ended December 31, 2016 and 2015 (excluding Baltic Trading in 2015).  In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during the year ended December 31, 2017, the combined ownership of its 5% shareholders equaled 50% or more of its common stock for more than half the days of each of those respective years, as applicable. However, during the years ended December 31, 2016 and 2015, management believes that the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those respective years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the year ended December 31, 2017, the Company recorded estimated U.S. gross transportation tax of $365 which has been recorded in Voyages expenses in the Consolidated Statements of Operation.  During the years ended December 31, 2016 and 2015, the Company (except Baltic Trading in 2015) qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

Prior to the Merger, Baltic Trading was also incorporated in the Marshall Islands, and its stock was primarily traded on an established securities market in the U.S.  However, GS&T indirectly owned shares of Baltic Trading’s Class B Stock which provided GS&T with over 50% of the combined voting power of all classes of Baltic Trading’s voting stock since Baltic Trading’s IPO was completed on March 15, 2010 until the Merger with Baltic Trading on July 17, 2015 (pursuant to which GS&T exchanged its shares for Baltic Trading’s outstanding common stock).  As a result, Baltic Trading’s Class B Stock was not treated as regularly traded (a corporation’s stock is not regularly traded if, amongst other things, 50% or more of its stock (by vote or value) is not listed on one or more established securities markets) and Baltic Trading did not satisfy the publicly traded test in 2015 (and could not satisfy the qualified shareholder test or the controlled foreign corporation test in 2015).  Thus, Baltic Trading did not qualify for a Section 883 exemption in 2015. As such, Baltic Trading was subject to U.S. gross transportation income tax on its U.S. source shipping income.

During the year ended December 31, 2015, Baltic Trading’s recorded estimated U.S. gross transportation tax expense of $68.

Income taxes

To the extent the Company’s U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, as described below, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, currently imposed at a 21% rate effective 2018. In addition, the Company may be subject to a 30% "branch profits" tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business. Shipping income is generally sourced 100% to the United States if attributable to transportation exclusively between United States ports (the Company is prohibited from conducting such voyages), 50% to the United States if attributable to transportation that begins or ends, but does not both begin and end, in the United States (as described in “United States Gross Transportation Tax” above) and otherwise 0% to the United States.

The Company’s U.S. source shipping income would be considered effectively connected income only if:

•	the Company has, or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income; and

•

substantially all of the Company’s U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

The Company does not intend to have, or permit circumstances that would result in having, any vessel sailing to or from the U.S. on a regularly scheduled basis. Based on the current shipping operations of the Company and the

Company’s expected future shipping operations and other activities, the Company believes that none of its U.S. source shipping income will constitute effectively connected income. However, the Company may from time to time generate non-shipping income that may be treated as effectively connected income.

In addition to the Company’s shipping income and pursuant to certain agreements, the Company technically and commercially managed vessels for Baltic Trading until the Merger and provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were performed by Genco Management (USA) Limited (“Genco (USA)”), which elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax (imposed at rates of 21% rate effective 2018) on its worldwide net income, including the net income derived from providing these services.  Genco (USA) has entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively “Manco,” pursuant to which Genco (USA) agrees to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of management services for both Baltic Trading and MEP’s vessels.

There was no revenue earned by the Company for these services during the year ended December 31, 2017.  Total revenue earned by the Company for these services during the years ended December 31, 2016 and 2015 was $2,340 and $6,410, respectively, of which $0 and $3,235,  respectively, eliminated upon consolidation. After allocation of certain expenses, there was taxable net income of $1,502 associated with these activities for the year ended December 31, 2016.  This resulted in estimated U.S. federal net income tax expense of $709.  After allocation of certain expenses, there was taxable net income of $3,880 associated with these activities for the year ended December 31, 2015. This resulted in estimated U.S. federal net income tax expense of $1,753 for the year ended December 31, 2015.

During 2017, the Company established Genco Shipping Pte. Ltd. which is based in Singapore which will be subject to income tax in Singapore.  During the year ended December 31, 2017, there was no income tax recorded by Genco Shipping Pte. Ltd.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned.  These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue and voyage expense recognition” above for description of the Company’s revenue recognition policy.

Comprehensive income

The Company follows ASC Subtopic 220-10, “Comprehensive Income” (“ASC 220-10”), which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income and amounts related to unrealized gains or losses associated with the Company’s AFS investments.

Nonvested stock awards

The Company follows ASC Subtopic 718-10, “Compensation — Stock Compensation” (“ASC 718-10”), for nonvested stock issued under its equity incentive plans. Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital on the Consolidated Statement of Equity.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of voyage revenues from 102, 52 and 52 customers during the years ended December 31, 2017, 2016 and 2015.

For the year ended December 31, 2017, there were two customers that individually accounted for more than 10% of voyage revenues: Swissmarine Services S.A., including its subsidiaries (“Swissmarine”) and Clipper Group, including Clipper Bulk Shipping, the Clipper Logger Pool and the Clipper Sapphire Pool (“Clipper”), which represented 15.09% and 10.98% of voyage revenues, respectively. For the year ended December 31, 2016, there were three customers that individually accounted for more than 10% of voyage revenues; Swissmarine, Clipper, and Pioneer Navigation Ltd., which represented 25.31%, 22.96% and 11.11% of voyage revenues, respectively.  For the year ended December 31, 2015, there were three customers that individually accounted for more than 10% of voyage revenues; Swissmarine, Clipper, and Pioneer Navigation Ltd., which represented 24.37%, 19.09% and 13.03% of voyage revenues, respectively.

At December 31, 2017 and 2016, the Company maintains all of its cash and cash equivalents with three and four financial institutions, respectively.  None of the Company’s cash and cash equivalent balance is covered by insurance in the event of default by these financial institutions.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2017 and 2016 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.  See Note 10 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow.  Changes in the deposits of restricted cash were previously included in the investing activities section in the Consolidated Statements of Cash Flows. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2016-18 must be adopted retrospectively.  The Company early adopted ASU 2016-18 during the fourth quarter of 2017. The retrospective application of ASU 2016-18 resulted in restricted cash being reclassified as a component of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.”  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  This ASU shall be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. Other than presentation, the Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients.”  This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration.  The requirements of this standard include an increase in required disclosures. Additionally, During November 2017, the FASB issued ASU No. 2017-14 which provides amendments to certain Securities and Exchange Commission paragraphs within the FASB’s ASC. Management is currently analyzing contracts with our customers covering the significant streams of the Company’s annual revenues under the provisions of the new standard as well as change necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.  The Company intends to adopt the aforementioned ASUs for the interim periods after December 31, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings as of January 1, 2018. Prior periods will not be retrospectively adjusted. While the assessment is still ongoing, based on the progress made to date, the Company expects that the timing of recognition of revenue for certain ongoing charter contracts will be impacted as well as the timing of recognition of certain voyage related costs.  While the assessment of certain effects of the adoption of ASU 2014-09 are still ongoing as noted below, the timing of revenue recognition will primarily affect spot market voyage charters.  Under ASU 2014-09,  revenue will be recognized beginning from when the vessel arrives at the load port rather than from the latter of the time when the vessel departs from its last discharge port and when the contract is entered into with the charterer. The Company expects that the adoption of ASU 2014-09 will result in an increase in the opening Retained deficit balance as of January 1, 2018 in the Consolidated Balance Sheet of approximately $1,100 to $1,200 as a result of the adjustment of Voyage revenue.  The Company is currently evaluating the effect of the adjustment of any expenses and the additional presentation and disclosure requirements of ASU 2014-09 on our consolidated financial statements.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2017, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $36 for the Purchase of other fixed assets.

Professional fees and trustee fees in the amount of $0 were recognized by the Company in Reorganization items, net for the year ended December 31, 2017 (refer to Note 15).  During this period, $25 of professional fees and trustee fees were paid through December 31, 2017 and $0 is included in Accounts payable and accrued expenses as of December 31, 2017.

For the year ended December 31, 2016, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $35 for the Purchase of vessels, including deposits, $20 for the Purchase of other fixed assets and $27 for the Net proceeds from sale of vessels.  Additionally, for the year ended December 31, 2016, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included Accounts payable and accrued expenses consisting of $1,103 associated with the Payment of Series A Preferred Stock issuance costs.

Professional fees and trustee fees in the amount of $272 were recognized by the Company in Reorganization items, net for the year ended December 31, 2016 (refer to Note 15).  During this period, $294 of professional fees and trustee fees were paid through December 31, 2016 and $25 is included in Accounts payable and accrued expenses as of December 31, 2016.

For the year ended December 31, 2015, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $236 for the Purchase of vessels, including deposits and $121 for the Purchase of other fixed assets.  Additionally, for the year ended December 31, 2015, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $101 associated with the Cash settlement of non-accredited Note holders.  During the year ended December 31, 2015, the Company increased the amount of non-accredited holders of the Convertible Senior Notes, which were discharged on July 9, 2014 when the Company subsequently emerged from bankruptcy (the “Effective Date”), which were settled in cash versus settled with common shares.  Lastly, for the year ended December 31, 2015, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of ($14) associated with the Purchase of vessels, including deposits and $148 associated with the Sale of AFS Securities.

Professional fees and trustee fees in the amount of $1,085 were recognized by the Company in Reorganization items, net for the year ended December 31, 2015 (refer to Note 15).  During this period, $1,351 of professional fees and trustee fees were paid through December 31, 2015 and $48 is included in Accounts payable and accrued expenses as of December 31, 2015.

During the year ended December 31, 2016, the Company made a reclassification of $4,840 from Vessels, net of accumulated depreciation to Vessels held for sale due to the approval by the Board of Directors to sell the Genco Success, Genco Wisdom and Genco Prosperity prior to December 31, 2016.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the year ended December 31, 2015, the Company made a reclassification of $25,593 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of the Baltic Wasp, Baltic Scorpion and Baltic Mantis.  No such reclassifications were made by the Company during the year ended December 31, 2017 or 2016.

During the years ended December 31, 2017, 2016 and 2015, cash paid for interest, net of amounts capitalized, was $25,098, $25,619 and $16,548, respectively.

During the years ended December 31, 2017, 2016 and 2015, cash paid for estimated income taxes was $0, $703 and $2,085, respectively.

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

On May 18, 2016, the Company issued 66,666 restricted stock units to certain members of the Board of Directors.  These restricted stock units vested on May 17, 2017.  The aggregate fair value of these restricted stock units was $340.

On February 17, 2016, the Company granted 40,816 and 20,408 shares of nonvested stock under the 2015 Equity Incentive Plan to Peter C. Georgiopoulos, former Chairman of the Board of Directors, and John C. Wobensmith,  respectively.  The grant date fair value of such nonvested stock was $318.

On July 13, 2015 and July 29, 2015, the Company issued 1,619 and 5,821 restricted stock units to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $113 and $416, respectively, and 1,619, 2,328 and 3,493 restricted stock units vested on July 17, 2015, February 17, 2016 and May 18, 2016, respectively.

Refer to Note 18 — Stock-Based Compensation for further information regarding the aforementioned grants.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

During December 2016, the Board of Directors unanimously approved the sale of the Genco Success, Genco Prosperity and Genco Wisdom and these vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  These vessels were sold during the year ended December 31, 2017, as described below.

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

On November 13, 2013, Baltic Trading entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  Baltic Trading agreed to purchase two such vessels, which have been renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which Baltic Trading exercised on January 8, 2014. These vessels were renamed the Baltic Mantis and the Baltic Scorpion. The first of these vessels, the Baltic Hornet, was delivered to Baltic Trading on October 29, 2014. The Baltic Wasp was delivered to Baltic Trading on January 2, 2015. The Baltic Scorpion and the Baltic Mantis were delivered to the Company on August 6, 2015 and October 9, 2015, respectively. The Company used a combination of cash on hand, cash flow from operations as well as debt, including the $148 Million Credit Facility and the 2014 Term Loan Facilities as described in Note 8 — Debt, to fully finance the acquisition of these Ultramax newbuilding drybulk vessels. On December 30, 2014, Baltic Trading paid $19,645 for the final payment due for the Baltic Wasp, which was classified as noncurrent Restricted Cash in the Consolidated Balance Sheets as of December 31, 2014 as the payment was held in an escrow account and not released to the seller until the vessel was delivered to Baltic Trading on January 2, 2015.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

Capitalized interest expense associated with the newbuilding contracts entered into by Baltic Trading as recorded by the Company for the years ended December 31, 2017, 2016 and 2015 was $0, $0 and $372, respectively.

5 - INVESTMENTS

The Company held an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments were designated as AFS and were reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At December 31, 2017 and 2016, the Company did not hold any shares of Jinhui capital stock or shares of KLC stock.

Prior to the sale of its remaining shares of Jinhui capital stock, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on the Company’s review, it had deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016, December 31, 2015 and September 30, 2015 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  As a result, the Company recorded an impairment charge in the Consolidated Statements of Operations of $2,696 and $37,877 during the years ended December 31, 2016 and 2015, respectively.  The Company reviewed its investments in Jinhui and KLC for impairment on a quarterly basis.  The Company’s investment in Jinhui was a Level 1 item under the fair value hierarchy, refer to Note 10 — Fair Value of Financial Instruments.

The unrealized gains (losses) on the Jinhui capital stock and KLC stock were a component of AOCI since these investments were designated as AFS securities. If the investment in Jinhui was deemed other-than-temporarily impaired, the cost basis for the investment would be revised to its fair value on that date.

Refer to Note 9 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI during the years ended December 31, 2016 and 2015, including the effects of the sale of Jinhui and KLC shares and other-than-temporary impairment of the investment in Jinhui.

6 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 18 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 226,931 and 89,526 nonvested shares outstanding, including RSUs, and the 133,000 and 0 stock options outstanding at December 31, 2017 and 2016, respectively, (refer to Note 18 — Stock-Based Compensation), all are anti-dilutive. The Company’s diluted net loss per share will also reflect the assumed conversion of equity warrants issued on the Effective Date and MIP Warrants issued by the Company (refer to Note 18 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  Of the 0 and 713,122 of unvested MIP Warrants outstanding at December 31, 2017 and 2016, respectively, and 3,936,761 Equity Warrants outstanding at December 31, 2017 and 2016, all are anti-dilutive.  The Company’s diluted net loss per share will also reflect the assumed conversion of the shares of Series A Preferred Stock (refer to Note 1 — General Information) if the impact is dilutive.  Of the 27,061,856 shares of Series A Preferred Stock outstanding at December 31, 2016, all are anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	Years Ended December 31,
	2017	2016	2015

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	34,242,631	7,251,231	6,583,163

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	34,242,631	7,251,231	6,583,163

Dilutive effect of Series A Preferred Stock	—	—	—

Dilutive effect of warrants	—	—	—

Dilutive effect of stock options	—	—	—

Dilutive effect of restricted stock awards	—	—	—

Weighted-average common shares outstanding, diluted	34,242,631	7,251,231	6,583,163

7 - RELATED PARTY TRANSACTIONS

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a Director of the Company, refer to Note 1 — General Information. During the year ended December 31, 2017, the Company did not identify any related party transactions.  The following represent related party transactions reflected in these consolidated financial statements during the years ended December 31, 2016 and 2015:

The Company incurred travel and other office related expenditures from Gener8 Maritime, Inc. (“Gener8”), where the Company’s former Chairman, Peter C. Georgiopoulos, serves as Chairman of the Board.  For the years ended December 31, 2016 and 2015, the Company incurred travel and other office related expenditures totaling $73 and $111, respectively, reimbursable to Gener8 or its service provider. At December 31, 2016, the amount due to Gener8 from the Company was $0.

During the years ended December 31, 2016 and 2015, the Company incurred legal services (primarily in connection with vessel acquisitions) aggregating $0 and $18, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos. At December 31, 2017 and 2016, the amount due to Constantine Georgiopoulos was $0 and $10, respectively.

The Company has entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos was formerly the Chairman of the Board of Aegean.  During the years ended December 31, 2016 and 2015, Aegean supplied lubricating oils and bunkers to the Company’s vessels aggregating $1,188 and $1,725, respectively. At December 31, 2016, $0 remained outstanding.

During the years ended December 31, 2016 and 2015, the Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $2,325 and $3,233, respectively. Peter C. Georgiopoulos was a director of and had a minority interest in MEP.  At December 31, 2016, $0 was due to the Company from MEP.  Total service revenue earned by the Company, including termination fees, for technical service provided to MEP for the years ended December 31, 2016 and 2015 was $2,340 and $3,175, respectively.

8 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2017	2016
Principal amount	$519,083	$523,577
PIK interest	5,341	800
Less: Unamortized debt financing costs	(9,032)	(11,357)
Less: Current portion	(24,497)	(4,576)

Long-term debt, net	$490,895	$508,444

	December 31, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt Financing		Debt Financing
	Principal	Cost	Principal	Cost
$400 Million Credit Facility	$399,600	$6,332	$400,000	$7,967
$98 Million Credit Facility	93,939	1,370	95,271	1,868
2014 Term Loan Facilities	25,544	1,330	28,306	1,522
PIK interest	5,341	—	800	—

Total debt	$524,424	$9,032	$524,377	$11,357

As of December 31, 2017 and 2016, $9,032 and $11,357 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheet.  Amortization expense for deferred financing costs for the years ended December 31, 2017, 2016 and 2015 was $2,325, $2,847 and $2,379, respectively.  This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

Effective November 15, 2016, the unamortized deferred financing costs for the Prior Facilities that were refinanced with the $400 Million Credit Facility were amortized over the life of the $400 Million Credit Facility.

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

On October 6, 2016, the Company entered into a second amendment and restatement of the Commitment Letter (the “Second Amended Commitment Letter”).  This amendment further extended the collateral maintenance waivers under the Prior Facilities through November 15, 2016. As a condition to the effectiveness of the Second Amended Commitment Letter, the Company entered into stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with Centerbridge, SVP and Apollo (the “Investors”) for the purchase of the Company’s Series A Preferred Stock for an aggregate of up to $125,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Series A Preferred Stock sold pursuant to the Purchase Agreements was automatically and mandatorily convertible into the Company’s common stock, par value $0.01 per share, upon approval by the Company’s shareholders of such conversion.  The purchase price of the Series A Preferred Stock under each of the Purchase Agreements was $4.85 per share.  An additional 1,288,660 shares of Series A Preferred Stock were issued to Centerbridge, SVP and Apollo as a commitment fee on a pro rata basis.  The purchase price and the other terms and conditions of the transaction were established in arm’s length negotiations between an independent special committee of the Board of the Directors of the Company (the “Special Committee”).  The Special Committee unanimously approved the transaction.

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

$400 Million Credit Facility

On November 10, 2016, the Company entered into a senior secured term loan facility, the $400 Million Credit Facility, in an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial and BNP Paribas.  On November 15, 2016, the proceeds under the $400 Million Credit Facility were used to refinance the Prior Facilities (as defined above under “Commitment Letter”).  The $400 Million Credit Facility is collateralized by 45 of the Company’s vessels and at December 31, 2016 required the Company to sell five remaining unencumbered vessels, which were sold during the year ended December 31, 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

On November 14, 2016, the Company borrowed the maximum available amount of $400,000.  As of December 31, 2017, there was no availability under the $400 Million Credit Facility.  Total debt repayments of $400, $0 and $0 were made during the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017 and 2016, the total outstanding net debt balance, including PIK interest as defined below, was $398,609 and $392,833, respectively.

The $400 Million Credit Facility has a final maturity date of November 15, 2021 and the principal borrowed under the facility will bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period of three months plus a margin of 3.75%.  The Company has the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which will be payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017 and as of December 31, 2017, has recorded $5,341 of PIK interest which has been recorded in Long-term debt in the Consolidated Balance Sheet.  The Company has currently not elected to make the PIK interest election beginning September 30, 2017.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.   Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments shall be adjusted to reflect the reduction of future amortization amounts.  The repayment schedule below reflects that adjustment.

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

The $400 Million Credit Facility requires the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company is required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility is not to be less than $0 at all times.  The $400 Million Credit Facility has minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company is prohibited from paying dividends without lender consent through December 31, 2020.  The Company may establish non-recourse subsidiaries to incur indebtedness or make investments, but it will be restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility are subject to a cash sweep.  The cash flow sweep will be 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lessor of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep is required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.  As of December 31, 2017, the excess cash flow sweep was $11,334 and this amount will be due to the lender within 45 days of the end of the reporting period.  As such, it has been included in the current portion of outstanding debt for this facility.

At December 31, 2017 and 2016, the Company had deposited $11,180 that has been reflected as noncurrent restricted cash which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility.

As of December 31, 2017, the Company believed it was in compliance with all of the financial covenants under the $400 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $404,941 at December 31, 2017, which includes $5,341 of PIK interest, under the $400 Million Credit Facility:

Year Ending December 31,	Total

2018	$11,734
2019	28,908
2020	28,908
2021	335,391

Total debt	$404,941

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015. As of December 31, 2017, there was no availability under the $98 Million Credit Facility.  Total debt repayments of $1,332, $3,000 and $0 were made during the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017 and 2016, the total outstanding net debt balance was $92,569 and $93,403, respectively.

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

As of December 31, 2017 and 2016, the Company had deposited $7,234 and $8,242, respectively, that has been reflected as current restricted cash.  As of December 31, 2017 and 2016, the Company had deposited $11,738 and $15,931, respectively, that has been reflected as noncurrent restricted cash.  These amounts include certain restricted deposits associated with the Debt Service Account, Capex Account and minimum liquidity amount as defined in the $98 Million Credit Facility.

As of December 31, 2017, the Company believed it was in compliance with all of the financial covenants under the Restated $98 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $93,939 at December 31, 2017 under the Restated $98 Million Credit Facility:

Year Ending December 31,	Total

2018	$10,000
2019	10,000
2020	73,939

Total debt	$93,939

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

On October 24, 2014, Baltic Trading drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, Baltic Trading drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of December 31, 2017, the Company had utilized its maximum borrowing capacity and there was no further availability. Total debt repayments of $2,763, $2,763 and $2,081 were made during the years ended December 31, 2017, 2016 and 2015.  At December 31, 2017 and 2016, the total outstanding net debt balance was $24,214 and $26,784, respectively.

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

As of December 31, 2017, the Company believed it was in compliance with all of the financial covenants under the 2014 Term Loan Facilities.

Refer to “Amendment and Consent Agreements Related to the Merger” section below for discussion of the amendments, consents and waiver agreements entered into on July 14, 2015 by Baltic Trading related to the 2014 Term Loan Facilities.  Upon the completion of the Merger on July 17, 2015, the Company executed a guaranty of the obligations of the borrowers under the 2014 Term Loan Facilities.

The following table sets forth the scheduled repayment of the outstanding principal debt of $25,544 at December 31, 2017 under the 2014 Term Loan Facilities:

Year Ending December 31,	Total

2018	$2,763
2019	2,763
2020	2,763
2021	2,763
2022	2,763
Thereafter	11,729

Total debt	$25,544

Amendment and Consent Agreements Related to the Merger

On July 14, 2015, Baltic Trading and certain of its wholly owned subsidiaries entered into agreements (the “Amendment and Consent Agreements”) to amend, provide consents under, or waive certain provisions of the $22 Million Term Loan Facility (as defined below), 2014 Term Loan Facilities and the $148 Million Credit Facility (as defined below) (each a “Facility” and collectively the “Facilities”).  The Amendment and Consent Agreements implemented, among other things, the following:

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

During the years ended December 31, 2017, 2016 and 2015, the Company made total debt repayments of $0, $56,218 and $0, respectively under the 2015 Revolving Credit Facility.

On November 15, 2016, the 2015 Revolving Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2017 and December 31, 2016, the total outstanding debt under the 2015 Revolving Credit Facility was $0.

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

During the years ended December 31, 2017, 2016 and 2015, the Company made total debt repayments of $0, $140,383 and $7,616, respectively under the $148 Million Credit Facility.

On November 15, 2016, the $148 Million Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above. At December 31, 2017 and December 31, 2016, the outstanding debt under the $148 Million Credit Facility was $0.

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

During the years ended December 31, 2017, 2016 and 2015, the Company made total debt repayments of $0, $38,500 and $2,750, respectively under the $44 Million Term Loan Facility.

On November 15, 2016, the $44 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2017 and 2016, the total outstanding debt under the $44 Million Term Loan Facility was $0.

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

During the years ended December 31, 2017, 2016 and 2015, the Company made total debt repayments of $0, $18,625 and $1,500, respectively under the $22 Million Term Loan Facility.

On November 15, 2016, the $22 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2017 and 2016, the total outstanding debt under the $22 Million Term Loan Facility was $0.

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

Total drawdowns of $253,000 were made under the $253 Million Term Loan Facility to fund or refund to the Company a portion of the purchase price of the 12 Bourbon vessels delivered during the third quarter of 2010 and the Bourbon vessel delivered during the first quarter of 2011.

The $253 Million Term Loan Facility required the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, liquidity and interest coverage; dividends; collateral maintenance requirements; and other covenants.  The $253 Million Term Loan Facility included usual and customary events of default and remedies for facilities of this nature.

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

During the years ended December 31, 2017, 2016 and 2015, the Company made total debt repayments of $0, $145,268 and $20,300, respectively under the $253 Million Term Loan Facility.

On November 15, 2016, the $253 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2017 and 2016, the total outstanding debt under the $253 Million Term Loan Facility was $0.

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

The $100 Million Term Loan Facility required the Company to comply with a number of covenants, including financial covenants related to leverage, consolidated net worth, interest coverage and dividends; minimum working capital requirements; collateral maintenance requirements; and other covenants.  The $100 Million Term Loan Facility included usual and customary events of default and remedies for facilities of this nature.

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

During the years ended December 31, 2017, 2016 and 2015, the Company made total debt repayments of $0, $60,099 and $7,692, respectively under the $100 Million Term Loan Facility.

On November 15, 2016, the $100 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above. At December 31, 2017 and 2016, the total outstanding debt under the $100 Million Term Loan Facility was $0.

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

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above including the costs associated with unused commitment fees, if applicable. The following tables also include the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Year Ended December 31,
	2017	2016	2015
Effective Interest Rate	5.29%	4.50%	3.65%
Range of Interest Rates (excluding unused commitment fees)	3.36 % to 7.82%	2.69 % to 7.12%	2.69 % to 6.73%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 16 — Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum.  During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum.  The letter of credit outstanding was $300 as of December 31, 2017 and 2016 at a fee of 1.375% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 30 days minimum notice.  As of December 31, 2017 and 2016, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015.  These amounts have been recorded as restricted cash included in total noncurrent assets in the Consolidated Balance Sheet as of December 31, 2017 and 2016.

9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying Consolidated Statements of Equity consist of net unrealized gains (losses) from investments in Jinhui stock and KLC stock.  The Company sold its remaining shares of Jinhui and KLC stock during the three months ended December 31, 2016.  Therefore, there was no AOCI activity recorded during the year ended December 31, 2017, and the opening AOCI balance at January 1, 2017 was $0.  Refer to Note 5 — Investments for further detail.

Changes in AOCI by Component

For the Period from January 1, 2015 to December 31, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2015	$(25,317)

OCI before reclassifications	(13,268)
Amounts reclassified from AOCI	38,564
Net current-period OCI	25,296

AOCI — December 31, 2015	$(21)

OCI before reclassifications	(2,385)
Amounts reclassified from AOCI	2,406
Net current-period OCI	21

AOCI — December 31, 2016	$—

Reclassifications Out of AOCI

	Amount Reclassified from AOCI			Affected Line Item in
	For the Year Ended			the Statement Where
Details about AOCI Components	2017	2016	2015	Net Loss is Presented
Net unrealized loss on investments
Realized gain (loss) on sale of AFS investment	$—	$290	$(687)	Other (expense) income
Impairment of AFS investment	—	(2,696)	(37,877)	Impairment of investment

Total reclassifications for the period	$—	$(2,406)	$(38,564)

-

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at December 31, 2017 and 2016 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2017		December 31, 2016
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$174,479	$174,479	$133,400	$133,400
Restricted cash	30,467	30,467	35,668	35,668
Floating rate debt	524,424	524,424	524,377	524,377

The carrying value of the borrowings under the $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 8 — Debt for further information regarding the Company’s credit facilities.  The carrying amounts of the Company’s other financial instruments at December 31, 2017 and 2016

(principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

ASC Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment. The three levels are defined as follows:

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties.  Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and year-end period as determined based on third-party scrap quotes, which are Level 2 inputs.  As of June 30, 2017, the vessel asset for the Genco Surprise was written down as part of the impairment recorded during the year ended December 31, 2017. Additionally, during the third quarter of 2017, the vessel assets for five of the Company’s 1999-built vessels were written down as part of the impairment recorded during the year ended December 31, 2017.  The vessels held for sale as of December 31, 2016 were written down as part of the impairment recorded in the interim period during the year ended December 31, 2016.  There were no additional adjustments required as of December 31, 2016 when the held for sale criteria was met. Refer to “Impairment of long-lived assets” and “Vessels held for sale” sections in Note 2 — Summary of Significant Accounting Policies.   The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2017 and 2016.

11 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2017	2016
Fuel oil and diesel oil inventory	$8,464	$1,564
Lubricant inventory and other stores	7,511	8,070
Prepaid items	1,452	2,552
Insurance receivable	3,498	1,030
Other	1,746	2,534
Total prepaid expenses and other current assets	$22,671	$15,750

Other noncurrent assets in the amount of $514 at December 31, 2017 and 2016 represents the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 16 — Commitments and Contingencies for further information related to the lease agreement.

12 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2017	2016
Fixed assets, at cost:
Vessel equipment	$1,375	$1,173
Furniture and fixtures	462	462
Computer equipment	180	142
Total costs	2,017	1,777
Less: accumulated depreciation and amortization	(1,003)	(759)
Total fixed assets, net	$1,014	$1,018

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2017	2016
Accounts payable	$9,863	$6,703
Accrued general and administrative expenses	2,978	5,618
Accrued vessel operating expenses	10,389	10,564
Total accounts payable and accrued expenses	$23,230	$22,885

14 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, vessel pools, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2017, 2016 and 2015, the Company earned $209,698, $133,246 and $150,784 of voyage revenue, respectively.  Included in voyage revenue for the years ended December 31, 2017 and 2016 was $2,325 and $3,415 of net profit sharing revenue, respectively.  There was no profit sharing revenue earned during the year ended December 31, 2015.

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

Reorganization items, net represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Professional fees incurred	$—	$201	$708
Trustee fees incurred	—	71	377
Total reorganization fees	$—	$272	$1,085

Total reorganization items, net	$—	$272	$1,085

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

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at December 31, 2017 and 2016 of $2,588 and $1,868, respectively.  Rent expense pertaining to this lease for the years ended December 31, 2017, 2016 and 2015 was $1,808 during each year.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $916 for 2018, $2,230 annually for 2019, 2020, 2021 and 2022, and a total of $6,671 for the remaining term of the lease.

On July 3, 2015, Samsun filed for rehabilitation proceedings for the second time with the South Korean courts due to financial distress.  On April 8, 2016, the revised rehabilitation plan was approved by the South Korean court whereby 26% of the of the $3,979 unpaid cash claim settlement from the prior rehabilitation plan, or $1,035, was to be settled pursuant to a payment plan over the next ten-year period.  The remaining 74% of the claim was to be converted to Samsun shares.  On May 2, 2016, the Company received $157 from Samsun pursuant to this revised plan.  Additionally, on October 27, 2016, the Company received $777 from Samsun as full and final settlement of this outstanding claim that was approved on April 8, 2016.  This represents the net present value of the remainder of the $1,035 cash settlement noted above.  During the year ended December 31, 2016, this resulted in Other Operating income of $934.

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching $1.17 for each dollar contributed up to the first six percent of each employee’s salary.  The matching contribution vests immediately.  For the years ended December 31, 2017, 2016 and 2015, the Company’s matching contributions to this plan were $385, $336 and $305, respectively.

18 - STOCK-BASED COMPENSATION

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these consolidated financial statements for the Company (except Baltic Trading share information), reflect the reverse stock split.

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a director of the Company.  In connection with his departure, Mr. Georgiopoulos entered into a Separation Agreement and a Release Agreement with the Company on October 13, 2016.  Under the terms of these agreements, subject to customary conditions, Mr. Georgiopoulos received an amount equal to the annual Chairman’s fee awarded to him in recent years of $500 as a severance payment and full vesting of his unvested equity awards, which consisted of grants of 68,581 restricted shares of the Company’s common stock and warrants exercisable for approximately 213,937 shares of the Company’s common stock with an exercise price per share ranging $259.10 to $341.90. The acceleration of the vesting of Mr. Georgioupoulos’ restricted shares and warrants resulted in $5,317 of nonvested stock amortization expense during the year ended December 31, 2016.

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

On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant can be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches for 238,066, 246,701, and 370,979 and have exercise prices of $259.10 (the “$259.10 Warrants”), $287.30 (the “$287.30 Warrants”) and $341.90 (the “$341.90 Warrants”) per whole share, respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $259.10 Warrants, $6.63 for the $287.30 Warrants and $5.63 for the $341.90 Warrants. The warrant values were based upon a calculation using the Black-Scholes-Merton option pricing formula. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, cost of capital interest rate and expected life of the instrument. The Company has determined that the warrants should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes-Merton option pricing formula against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. The Black-Scholes-Merton option pricing formula used a volatility of 43.91% (representing the six-year volatility of a peer group), a risk-free interest rate of 1.85% and a dividend rate of 0%.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436. The warrants vested 33.33% on each of the first three anniversaries of the grant date, with accelerated vesting upon a change in control of the Company.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2017	2016	2015
General and administrative expenses	$902	$14,203	$25,941

As of December 31, 2017, there was no unamortized stock-based compensation for the warrants. The following table summarizes the unvested warrant activity for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017			2016			2015
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average		Average	Average
	Number of	Exercise	Fair	Number of	Exercise	Fair	Number of	Exercise	Fair
	Warrants	Price	Value	Warrants	Price	Value	Warrants	Price	Value
Outstanding at January 1 - Unvested	713,122	$303.12	$6.36	5,704,974	$303.12	$6.36	8,557,461	$303.12	$6.36
Granted	—	—	—	—	—	—	—	—	—
Exercisable	(713,122)	303.12	6.36	(4,991,852)	303.12	6.36	(2,852,487)	303.12	6.36
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—

Outstanding at December 31 - Unvested	—	$—	$—	713,122	$303.12	$6.36	5,704,974	$303.12	$6.36

The following table summarizes certain information about the warrants outstanding as of December 31, 2017:

	Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
	December 31, 2017			December 31, 2017
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Warrants	Price	Life	Warrants	Price	Life

$303.12	—	$—	—	8,557,461	$303.12	2.60

As of December 31, 2017 and 2016, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP vested ratably on each of the three anniversaries of August 7, 2014.  The nonvested stock awards issued under the MIP have a grant date price which represents the stock price on that date. The table below summarizes the Company’s nonvested stock awards for the years ended December 31, 2017, 2016 and 2015 that were issued under the MIP:

	Year Ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	Shares	Date Price	Shares	Date Price	Shares	Date Price
Outstanding at January 1	9,255	$200.00	74,040	$200.00	111,060	$200.00
Granted	—	—	—	—	—	—
Vested	(9,255)	200.00	(64,785)	200.00	(37,020)	200.00
Forfeited	—	—	—	—	—	—

Outstanding at December 31	—	$—	9,255	$200.00	74,040	$200.00

The total fair value of MIP restricted shares that vested during the years ended December 31, 2017, 2016 and 2015 was $106, $336 and $2,662, respectively.  The 64,785 shares that vested during the year ended December 31, 2016 included 27,765 shares that were issued to Peter C. Georgiopoulos upon his resignation. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2017	2016	2015
General and administrative expenses	$368	$5,795	$10,585

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2017, there was $0 unrecognized compensation cost.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of December 31, 2017, the Company has awarded restricted stock units,  restricted stock and stock options under the 2015 Plan which have a grant date price which represents the stock price on that date.

On March 23, 2017, the Board of Directors approved an amendment and restatement of the 2015 Plan.  This amendment and restatement increased the number of shares available for awards under the plan from 400,000 to 2,750,000, subject to shareholder approval; set the annual limit for awards to non-employee directors and other individuals as 500,000 and 1,000,000 shares, respectively; and modified the change in control definition.  The Company’s shareholders approved the increase in the number of shares at the Company’s 2017 Annual Meeting of Shareholders on May 17, 2017.

Stock Options

On March 23, 2017, the Company issued options to purchase 133,000 of the Company’s shares of common stock to John C. Wobensmith, Chief Executive Officer and President, with an exercise price of $11.13 per share.  One-third of the options become exercisable on each of the first three anniversaries of October 15, 2016, with accelerated vesting upon a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $6.41 per share, or $853 in the aggregate.  The assumptions used in the Black-Scholes-

Merton option pricing formula are as follows: volatility of 79.80% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate), a risk-free interest rate of 1.68%, a dividend yield of 0%, and expected life of 3.78 years (determined using the simplified method as outlined in Staff Accounting Bulletin 14 – Share-Based Payment (“SAB Topic 14”) due to lack of historical exercise data).

For the years ended December 31, 2017, 2016 and 2015, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2017	2016	2015
General and administrative expenses	$512	$—	$—

Amortization of the unamortized stock-based compensation balance of $341 as of December 31, 2017 is expected to be expensed $254 and $87 during the years ended December 31, 2018 and 2019, respectively.  The following table summarizes the unvested option activity for the year ended December 31, 2017:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2017 - Unvested	—	$—	$—
Granted	133,000	11.13	6.41
Exercisable	(44,333)	11.13	6.41
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2017 - Unvested	88,667	$11.13	$6.41

The following table summarizes certain information about the options outstanding as of December 31, 2017:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2017			December 31, 2017
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Warrants	Price	Life
$11.13	88,667	$11.13	5.23	44,333	$11.13	5.23

As of December 31, 2017 and 2016, a total of 133,000 and 0 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors and John C. Wobensmith, Chief Executive Officer and President, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of December 31, 2017 and 2016, 118,838 and 3,138 shares, respectively, of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to Mr. Wobensmith when his RSUs vest under the terms of his contract and the amended 2015 Plan described above.  On May 17, 2017, 18,234 shares of common stock were issued to Eugene Davis, the former Chairman of the Audit Committee, in respect to vested RSUs following his departure from the Board.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.   The RSUs that have been issued to John C. Wobensmith vest ratably on each of the three anniversaries of October 15, 2016.  The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding at January 1	66,666	$5.10	5,821	$71.50	—	$—
Granted	317,595	11.05	66,666	5.10	7,440	71.18
Vested	(164,132)	8.68	(5,821)	71.50	(1,619)	70.00
Forfeited	—	—	—	—	—	—

Outstanding at December 31	220,129	$11.01	66,666	$5.10	5,821	$71.50

The total fair value of the RSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $1,858, $30 and $116, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.    On February 17, 2016, the vesting of 2,328 outstanding RSUs was accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2017:

Unvested RSUs			Vested RSUs
December 31, 2017			December 31, 2017
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
220,129	$11.01	1.63	171,572	$11.39

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2017, unrecognized compensation cost of $1,396 related to RSUs will be recognized over a weighted-average period of 1.63 years.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2017	2016	2015
General and administrative expenses	$2,241	$405	$337

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives and Peter C. Georgiopoulos, the Company’s former Chairman of the Board, ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the years ended December 31, 2017 and 2016 that were issued under the 2015 Plan:

	Year Ended December 31,
	2017		2016
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Price	Shares	Date Price
Outstanding at January 1	13,605	$5.20	—	$—
Granted	—	—	61,224	5.20
Vested	(6,803)	5.20	(47,619)	5.20
Forfeited	—	—	—	—

Outstanding at December 31	6,802	$5.20	13,605	$5.20

The total fair value of shares that vested under the 2015 Plan during the years ended December 31, 2017, 2016 and 2015 was $71, $285 and $0, respectively.  The 47,619 shares that vested during the year ended December 31, 2016 included 40,816 shares that were issued to Peter C. Georgiopoulos upon his resignation.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2017	2016	2015
General and administrative expenses	$30	$277	$—

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2017, unrecognized compensation cost of $11 related to nonvested stock will be recognized over a weighted-average period of 0.87 years.

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

The following table presents a summary of Baltic Trading’s nonvested stock awards for the year ended December 31, 2015 under the Baltic Trading Plan:

Year Ended December 31,
2015
Number
	of Baltic	Weighted
	Trading	Average
	Common	Grant Date
	Shares	Price
Outstanding at January 1	1,941,844	$3.80
Granted	—	—
Vested	(1,941,844)	3.80
Forfeited	—	—

Outstanding at December 31	—	$—

The total fair value of shares that vested under the Baltic Trading Plan during the year ended December 31, 2015 was $2,913. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The Company recognized nonvested stock amortization expense for the Baltic Trading Plan, which is included in General and administrative expenses, as follows:

Year
Ended
December 31,
2015
General and administrative expenses	$5,273

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

On June 28, 2017, plaintiffs moved the Appellate Division to extend the time to perfect the appeal to October 2, 2017.  The motion was granted, and on that date, plaintiffs subsequently filed an appellate brief and record.  Briefing on the appeal is complete, and the appeal is awaiting oral argument.

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

20 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2017
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$38,249	$45,370	$51,161	$74,918
Operating (loss) income	(8,570)	(7,237)	(23,782)	9,973

Net (loss) income	(15,600)	(14,513)	(31,182)	2,569

Net (loss) earnings per share - basic (1)	$(0.47)	$(0.42)	$(0.90)	$0.07
Net (loss) earnings per share - diluted (1)	$(0.47)	$(0.42)	$(0.90)	$0.07
Weighted average common shares outstanding - basic	33,495,738	34,430,766	34,469,998	34,559,830
Weighted average common shares outstanding - diluted	33,495,738	34,430,766	34,469,998	34,682,302

	2016
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$20,131	$31,460	$37,871	$43,785
Operating loss	(46,960)	(100,766)	(20,115)	(18,634)

Net loss	(54,483)	(110,653)	(27,514)	(25,104)

Net loss per share - basic (1)	$(7.55)	$(15.32)	$(3.80)	$(3.43)
Net loss per share - diluted (1)	$(7.55)	$(15.32)	$(3.80)	$(3.43)
Weighted average common shares outstanding - basic	7,218,795	7,221,735	7,245,268	7,318,452
Weighted average common shares outstanding - diluted	7,218,795	7,221,735	7,245,268	7,318,452

(1)	Amounts may not total to annual loss because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

(2)	Amounts may not total to annual amounts for the years ended December 31, 2017 and 2016 as reported in the Consolidated Statements of Operations due to rounding.

21 - SUBSEQUENT EVENTS

On February 27, 2018, the Board of Directors determined to dispose of the Company’s following nine vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision,  and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the first quarter of 2018.  This is expected to result in an impairment loss of approximately $56,400 in the first quarter of 2018.

On February 27, 2018, the Company’s Board of Directors awarded grants of 37,436 RSUs and options to purchase 122,608 shares of the Company’s stock at an exercise price of $13.69 to certain individuals under the 2015 Plan.  The awards generally vest ratably in one-third increments on the first three anniversaries of February 27, 2018.

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determined that there are no additional subsequent events to record or disclose.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2017.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.  The attestation report is included on page 92 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting (as such term defined in Rules 13a‑15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2018

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017 (the “2016 Proxy Statement”)  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference to the text set forth in the 2018 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is incorporated by reference to the text set forth in the 2018 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2018 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2018 Proxy Statement under the heading “Certain Relationships and Related Transactions “ and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2018 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

2.3	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(2)

2.4	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 10, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(3)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(6)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(7)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

10.1	Management Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.2	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(10)

10.3	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(11)

10.4	Omnibus Agreement dated March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(9)

10.5	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(12)

10.6	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

Exhibit	Document

10.7	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.8	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(14)

10.9	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(15)

10.10	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(15)

10.11	Warrant Certificate No. W-1 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(15)

10.12	Warrant Certificate No. W-2 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(15)

10.13	Warrant Certificate No. W-3 dated as of August 7, 2014 and issued to Peter C. Georgiopoulos.(15)

10.14	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.(15)

10.15	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.(15)

10.16	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.(15)

10.17	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Apostolos Zafolias.(16)

10.18	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Joseph Adamo.(16)

10.19	Warrant Certificate No. W-22 dated as of August 7, 2014 and issued to Apostolos Zafolias.(16)

10.20	Warrant Certificate No. W-23 dated as of August 7, 2014 and issued to Apostolos Zafolias.(16)

10.21	Warrant Certificate No. W-24 dated as of August 7, 2014 and issued to Apostolos Zafolias.(16)

10.23	Warrant Certificate No. W-31 dated as of August 7, 2014 and issued to Joseph Adamo.(16)

10.24	Warrant Certificate No. W-32 dated as of August 7, 2014 and issued to Joseph Adamo.(16)

10.25	Warrant Certificate No. W-33 dated as of August 7, 2014 and issued to Joseph Adamo.(16)

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

10.29	Guarantee and Indemnity dated as of October 8, 2004 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Wasp Limited.(17)

10.30	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(18)

10.31	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(23)

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

10.50

Senior Secured Term Loan Facility, dated November 10, 2016, by and among Genco Shipping & Trading Limited, Nordea Bank Finland plc, New York Branch, as administrative agent, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, BNP Paribas, and Nordea Bank Finland plc, New York Branch, as bookrunners and lead arrangers, in an aggregate principal amount of up to $400,000,000 (the “New $400 Million Facility”)(23)

10.51

Second Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement dated October 8, 2014, by and among Baltic Hornet Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor A, Genco Shipping & Trading Limited as GuarantorB , Baltic Trading Limited as Pledgor and Baltic Wasp Limited as Other Borrower.(23)

10.52

Second Supplemental Agreement dated as of July 14, 2015 to $16,800,000 Secured Loan Facility Agreement, dated October 8, 2014, by and among Baltic Wasp Limited as Borrower, ABN AMRO Capital USA LLC and others as Lenders, ABN AMRO Capital USA LLC as Mandated Lead Arranger, Agent and Security Agent, ABN AMRO Bank N.V. Singapore Branch as Sinosure Agent, ABN AMRO Bank N.V. as Swap Provider, Baltic Trading Limited as Guarantor A, Genco Shipping & Trading Limited as Guarantor B, Baltic Trading Limited as Pledgor and Baltic Hornet Limited as Other Borrower.(23)

10.53

Amending and Restating Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited, the borrowers and financial institutions listed therein, Genco Holdings Limited,  and Hayfin Services LLP, as agent and security agent.(23)

10.54	Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(23)

10.55	Amended and Restated Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(23)

Exhibit	Document
10.56	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(23)

10.57	Restricted Stock Unit Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(23)

10.58	Option Grant to John C. Wobensmith dated March 23, 2017.(23)

10.59	Form of Director Restricted Stock Unit Agreement dated as of May 17, 2017.(24)

10.60

Consent Letter dated as of June 1, 2017 under the Credit Agreement, dated as of November 10, 2016, by and among Genco Shipping & Trading Limited, the Lenders party thereto from time to time, and Nordea Bank AB (publ), New York Branch, as Administrative Agent and Security Agent.(24)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

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

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2016.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 28, 2018.

SIGNATURE	TITLE

/s/ John C. Wobensmith	CHIEF EXECUTIVE OFFICER AND PRESIDENT
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Apostolos Zafolias	CHIEF FINANCIAL OFFICER
Apostolos Zafolias	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ Arthur L. Regan	INTERIM EXECUTIVE CHAIRMAN OF THE BOARD AND DIRECTOR
Arthur L. Regan

/s/ John Brantl	DIRECTOR
John Brantl

/s/ James G. Dolphin	DIRECTOR
James G. Dolphin

/s/ Kathleen C. Haines	DIRECTOR
Kathleen C. Haines

/s/ Kevin Mahony	DIRECTOR
Kevin Mahony

/s/ Christoph Majeske	DIRECTOR
Christoph Majeske

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Jason Scheir	DIRECTOR
Jason Scheir

/s/ Bao D. Truong	DIRECTOR
Bao D. Truong