Form 10-Q
period 2018-03-31
GENCO SHIPPING & TRADING LTD
filed 2018-05-09
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2018: Common stock, $0.01 per share — 34,532,004 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$172,775	$174,479
Restricted cash	5,447	7,234
Due from charterers, net of a reserve of $272 and $246, respectively	13,286	12,855
Prepaid expenses and other current assets	9,878	7,338
Inventories	19,894	15,333
Total current assets	221,280	217,239

Noncurrent assets:
Vessels, net of accumulated depreciation of $199,511 and $213,431, respectively	1,195,115	1,265,577
Deferred drydock, net of accumulated amortization of $10,065 and $9,540 respectively	12,242	13,382
Fixed assets, net of accumulated depreciation and amortization of $1,019 and $1,003, respectively	953	1,014
Other noncurrent assets	—	514
Restricted cash	22,977	23,233
Total noncurrent assets	1,231,287	1,303,720

Total assets	$1,452,567	$1,520,959

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,339	$23,230
Current portion of long-term debt	24,308	24,497
Deferred revenue	5,104	4,722
Total current liabilities:	53,751	52,449

Noncurrent liabilities:
Long-term lease obligations	2,768	2,588
Long-term debt, net of deferred financing costs of $8,459 and $9,032, respectively	477,000	490,895
Total noncurrent liabilities	479,768	493,483

Total liabilities	533,519	545,932

Commitments and contingencies

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 34,532,004 shares at March 31, 2018 and December 31, 2017	345	345
Additional paid-in capital	1,628,848	1,628,355
Retained deficit	(710,145)	(653,673)
Total equity	919,048	975,027
Total liabilities and equity	$1,452,567	$1,520,959

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenues:
Voyage revenues	$76,916	$38,249

Total revenues	76,916	38,249

Operating expenses:
Voyage expenses	21,093	3,241
Vessel operating expenses	23,767	24,884
General and administrative expenses (inclusive of nonvested stock amortization expense of $493 and $711, respectively)	5,218	4,909
Technical management fees	1,948	1,981
Depreciation and amortization	16,886	18,173
Impairment of vessel assets	56,402	—
Gain on sale of vessels	—	(6,369)

Total operating expenses	125,314	46,819

Operating loss	(48,398)	(8,570)

Other (expense) income:
Other expense	(85)	(65)
Interest income	794	173
Interest expense	(8,124)	(7,138)

Other expense	(7,415)	(7,030)

Loss before income taxes	(55,813)	(15,600)
Income tax expense	—	—

Net loss	$(55,813)	$(15,600)

Net loss per share-basic	$(1.61)	$(0.47)
Net loss per share-diluted	$(1.61)	$(0.47)
Weighted average common shares outstanding-basic	34,577,990	33,495,738
Weighted average common shares outstanding-diluted	34,577,990	33,495,738

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Net loss	$(55,813)	$(15,600)

Other comprehensive income	—	—

Comprehensive loss	$(55,813)	$(15,600)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	Series A		Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2018	$—	$345	$1,628,355	$(654,332)	$974,368

Net loss				(55,813)	(55,813)

Nonvested stock amortization			493		493

Balance — March 31, 2018	$—	$345	$1,628,848	$(710,145)	$919,048

	Series A		Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2017	$120,789	$74	$1,503,784	$(594,948)	$1,029,699

Net loss				(15,600)	(15,600)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519		—

Nonvested stock amortization			711		711

Balance — March 31, 2017	$—	$344	$1,625,014	$(610,548)	$1,014,810

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(55,813)	$(15,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,886	18,173
Amortization of deferred financing costs	573	573
PIK interest, net	—	1,503
Amortization of nonvested stock compensation expense	493	711
Impairment of vessel assets	56,402	—
Gain on sale of vessels	—	(6,369)
Insurance proceeds for protection and indemnity claims	68	180
Insurance proceeds for loss of hire claims	—	21
Change in assets and liabilities:
(Increase) decrease in due from charterers	(1,079)	1,313
Increase in prepaid expenses and other current assets	(3,740)	(2,650)
(Increase) decrease in inventories	(4,561)	1,382
Decrease in other noncurrent assets	514	—
Increase (decrease) in accounts payable and accrued expenses	1,094	(3,184)
(Decrease) increase in deferred revenue	(110)	28
Increase in lease obligations	180	180
Deferred drydock costs incurred	(1,446)	(2,828)
Net cash provided by (used in) operating activities	9,461	(6,567)

Cash flows from investing activities:
Purchase of vessels, including deposits	—	(35)
Purchase of other fixed assets	(158)	(21)
Net proceeds from sale of vessels	—	12,597
Insurance proceeds for hull and machinery claims	1,607	584
Net cash provided by investing activities	1,449	13,125

Cash flows from financing activities:
Repayments on the $400 Million Credit Facility	(11,434)	(100)
Repayments on the $98 Million Credit Facility	(2,542)	—
Repayments on the 2014 Term Loan Facilities	(681)	(681)
Payment of Series A Preferred Stock issuance costs	—	(950)
Net cash used in financing activities	(14,657)	(1,731)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,747)	4,827

Cash, cash equivalents and restricted cash at beginning of period	204,946	169,068
Cash, cash equivalents and restricted cash at end of period	$201,199	$173,895

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of March 31, 2018, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of March 31, 2018, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) LLC (“Genco (USA)”).

On November 15, 2016, the Company entered into stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with funds or related entities managed Centerbridge Partners, L.P. or its affiliates (“Centerbridge”), Strategic Value Partners, LLC (“SVP”) and Apollo Global Management, LLC (“Apollo”).  Pursuant to the Purchase Agreements, the Company completed the private placement of 27,061,856 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis.  The Company received net proceeds of $120,789 after deducting placement agents’ fees and expenses.  On January 4, 2017, the Company’s shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement (the “Conversion Proposal”).  As a result of shareholder approval of the Conversion Proposal, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2018:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Vigour Limited	Genco Vigour	73,941	12/15/04	1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04	1999
Genco Progress Limited	Genco Progress	29,952	1/12/05	1999
Genco Beauty Limited	Genco Beauty	73,941	2/7/05	1999
Genco Knight Limited	Genco Knight	73,941	2/16/05	1999
Genco Muse Limited	Genco Muse	48,913	10/14/05	2001
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Loire Limited	Genco Loire	53,430	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading Limited (“Baltic Trading”).
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”).  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2018.

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

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities, refer to Note 7 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,	March 31,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$172,775	$174,479	$138,873	$133,400
Restricted cash - current	5,447	7,234	7,871	8,242
Restricted cash - noncurrent	22,977	23,233	27,151	27,426

Cash, cash equivalents and restricted cash	$201,199	$204,946	$173,895	$169,068

Inventories

Inventories consists of consumable bunkers and lubricants, which are stated at the lower of cost or market value, if required.  During the three months ended March 31, 2018, the Company opted to break out these inventory assets that were previously classified as Prepaid expenses and other current assets into its own financial statement line item in the Condensed Consolidated Balance Sheets to provide a greater level of detail in the face of the financial statements.  Inventories have been increasing as the result of the employment of vessels on spot market voyage charters, which result in higher bunker inventories. This change was made retrospectively for comparability purposes, and there was no effect on the Total current assets as of March 31, 2018 and December 31, 2017 in the Condensed Consolidated Balance Sheets.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2018 and 2017 was $15,673 and $16,706, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2018 and December 31, 2017, the Company had an accrual of $457 and $327, respectively, related to these estimated customer claims.

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

Pursuant to the new revenue recognition guidance as disclosed in Note 12 — Voyage Revenue, which was adopted during the three months ended March 31, 2018, revenue for spot market voyage charters is now recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements.  Refer to Note 12 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters as a result of the new revenue recognition guidance adopted during the three months ended March 31, 2018.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis, as required.  These differences in bunkers, including any lower of cost or market adjustments, resulted in a net gain (loss) of $855 and ($504) during the three months ended March 31, 2018 and 2017, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

United States Gross Transportation Tax

The Company did not qualify for the Section 883 exemption during the year ended December 31, 2017 and believes that it will not qualify for the Section 883 exemption during the year ended December 31, 2018.  In the absence of the exemption, 50% of the Company’s gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) will be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).  During the three months ended March 31, 2018 and 2017, the Company has recorded estimated U.S. gross transportation tax of $213 and $36, respectively, which has been recorded in Voyage expenses in the Condensed Consolidated Statements of Operation.

Impairment of vessel assets

During the three months ended March 31, 2018 and 2017, the Company recorded $56,402 and $0, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).

On February 27, 2018, the Board of Directors determined to dispose of the Company’s following nine vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2018.  This resulted in an impairment loss of $56,402 during the three months ended March 31, 2018.

Gain on sale of vessels

During the three months ended March 31, 2018 and 2017, the Company recorded a net gain of $0 and $6,369, respectively, related to the sale of vessels.  The net gain of $6,369 recorded during the three months ended March 31, 2017 related primarily to the sale of the Genco Wisdom, the Genco Reliance, the Genco Carrier and the Genco Success.

Recent accounting pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Account” (“ASU 2017-09”).  This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification account.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2017-09 must be applied prospectively to an award modified on or after the adoption date.  The Company adopted ASU 2017-09 during the first quarter of 2018 and there was no effect on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2016-18 must be adopted retrospectively.  The Company early adopted ASU 2016-18 during the fourth quarter of 2017. The retrospective application of ASU 2016-18 resulted in restricted cash being reclassified as a component of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  This ASU shall be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company adopted ASU 2016-15 during the first quarter of 2018.  The retrospective application of ASU 2016-15 resulted in insurance proceeds for protection and indemnity claims and loss of hire claims to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities.  These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expenses and other current assets.  Additionally, as part of ASU 2016-15, any cash payments for debt prepayment or debt extinguishment costs (including third-party costs, premiums paid and other fees paid to lenders) must be classified as cash outflows for financing activities.  Lastly, for any debt instruments that contain interest payable in-kind, any cash payments attributable to the payment of in-kind interest will be classified as cash outflows for operating activities.    Refer to the Condensed Consolidated Statements of Cash Flows.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). This ASU will require that equity investments be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2016-01 during the first quarter of 2018 and there was no impact on the Company’s consolidated financial statements as the Company currently does not have any equity investments.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). In May 2016 and, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients.” This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration.  The requirements of this standard include an increase in required disclosures.  The Company adopted ASU 2014-09 during the first quarter of 2018 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2018. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings as of January 1, 2018. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 did not have a financial impact on the recognition of revenue generated from time charter agreements, spot market-related time charters and pool agreements. Refer to Note 12 — Voyage Revenue for further discussion of the financial impact on the Company’s consolidated financial statements.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2018, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $64 for the Purchase of other fixed assets.

For the three months ended March 31, 2017, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1 for the Purchase of vessels, including deposits, $31 for the Purchase of other fixed assets and $41 for the Net proceeds from sale of vessels.  Additionally, for the three months ended March 31, 2017, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $153 associated with the Payment of Series A Preferred Stock issuance costs.

During the three months ended March 31, 2018 and 2017, cash paid for interest was $7,530 and $6,728, respectively.

During the three months ended March 31, 2018 and 2017, there was no cash paid for estimated income taxes.

On February 27, 2018, the Company issued 37,346 restricted stock units and options to purchase 122,608 shares of the Company’s stock at an exercise price of $13.69 to certain individuals.  The fair value of these restricted stock units and stock options were $512 and $926, respectively.

On May 17, 2017, the Company issued 25,197 restricted stock units to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $255.

On March 23, 2017, the Company issued 292,398 restricted stock units and options to purchase 133,000 shares of the Company’s stock at an exercise price of $11.13 per share to John C. Wobensmith, Chief Executive Officer and President. The fair value of these restricted stock units and stock options were $3,254 and $853, respectively.

Refer to Note 14 — Stock-Based Compensation for further information regarding the aforementioned grants.

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

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 264,367 and 381,924 nonvested shares outstanding, including RSUs, and the 255,608 and 133,000 stock options outstanding at March 31, 2018 and 2017, respectively, (refer to Note 14 — Stock-Based Compensation), all are anti-dilutive. The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 14 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The equity warrants have a 7-year term which commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  Of the 0 and 713,122 of unvested MIP Warrants outstanding at March 31, 2018 and 2017, respectively, and 3,936,761 of equity warrants outstanding at March 31, 2018 and 2017, all are anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended
	March 31,
	2018	2017

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	34,577,990	33,495,738

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	34,577,990	33,495,738

Dilutive effect of warrants	—	—

Dilutive effect of stock options	—	—

Dilutive effect of restricted stock awards	—	—

Weighted-average common shares outstanding, diluted	34,577,990	33,495,738

6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2018	2017
Principal amount	$504,426	$519,083
PIK interest	5,341	5,341
Less: Unamortized debt financing costs	(8,459)	(9,032)
Less: Current portion	(24,308)	(24,497)

Long-term debt, net	$477,000	$490,895

	March 31, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt Financing		Debt Financing
	Principal	Cost	Principal	Cost
$400 Million Credit Facility	$388,166	$5,929	$399,600	$6,332
$98 Million Credit Facility	91,397	1,247	93,939	1,370
2014 Term Loan Facilities	24,863	1,283	25,544	1,330
PIK interest	5,341	—	5,341	—

Total debt	$509,767	$8,459	$524,424	$9,032

As of March 31, 2018 and December 31, 2017, $8,459 and $9,032 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $573 and $573 for the three months ended March 31, 2018 and 2017, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

$400 Million Credit Facility

On November 10, 2016, the Company entered into a senior secured term loan facility, the $400 Million Credit Facility, in an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial and BNP Paribas.  On November 15, 2016, the proceeds under the $400 Million Credit Facility were used to refinance six of the Company’s prior credit facilities. The $400 Million Credit Facility is collateralized by 45 of the Company’s vessels and at December 31, 2016, required the Company to sell five remaining unencumbered vessels, which were sold during the year ended December 31, 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

On November 14, 2016, the Company borrowed the maximum available amount of $400,000.  As of March 31, 2018, there was no availability under the $400 Million Credit Facility.  Total debt repayments of $11,434 and $100 were made during the three months ended March 31, 2018 and 2017, respectively, under the $400 Million Credit Facility.  As of March 31, 2018 and December 31, 2017, the total outstanding net debt balance, including PIK interest as defined below, was $387,578 and $398,609, respectively.

The $400 Million Credit Facility has a final maturity date of November 15, 2021, and the principal borrowed under the facility will bear interest at the London Interbank Offered Rate (“LIBOR”) for an interest period of three months plus a margin of 3.75%.  The Company has the option to pay 1.50% of such rate in-kind (“PIK interest”) through

December 31, 2018, of which will be payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017 and as of March 31, 2018 and December 31, 2017, has recorded $5,341 of PIK interest which has been recorded in Long-term debt in the Condensed Consolidated Balance Sheet.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.  Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments shall be adjusted to reflect the reduction of future amortization amounts.

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

The $400 Million Credit Facility requires the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company is required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility is not to be less than $0 at all times.  The $400 Million Credit Facility has minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company is prohibited from paying dividends without lender consent through December 31, 2020.  The Company may establish non-recourse subsidiaries to incur indebtedness or make investments, but it will be restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility are subject to a cash sweep.  The cash flow sweep is 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep is required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.  During the three months ended March 31, 2018, the Company repaid $11,334 for the excess cash flow sweep based on the cash balance at December 31, 2017.  As of March 31, 2018, the excess cash flow sweep was $4,094 and this amount will be due to the lender within 45 days of the end of the reporting period.  As such, it had been included in the current portion of the outstanding debt for this facility.

At March 31, 2018 and December 31, 2017, the Company has deposited $10,949 and $11,180, respectively, that has been reflected as noncurrent restricted cash which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility and $124 and $0, respectively, that has been reflected as current restricted cash.

As of March 31, 2018, the Company believed it was in compliance with all of the financial covenants under the $400 Million Credit Facility.

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

The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015. As of March 31, 2018, there was no availability under the $98 Million Credit Facility.  Total debt repayments of $2,542 and $0 were made during the three months ended March 31, 2018 and 2017, respectively, under the $98 Million Credit Facility.  As of March 31, 2018 and December 31, 2017, the total outstanding net debt balance was $90,150 and $92,569, respectively.

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

As of March 31, 2018 and December 31, 2017, the Company had deposited $5,323 and $7,234, respectively, that has been reflected as current restricted cash.  As of March 31, 2018 and December 31, 2017, the Company had deposited $11,713 and $11,738, respectively, that has been reflected as noncurrent restricted cash.  These amounts include certain restricted deposits associated with the Debt Service Account, Capex Account and minimum liquidity amount as defined in the $98 Million Credit Facility.

As of March 31, 2018, the Company believed it was in compliance with all of the financial covenants under the Restated $98 Million Credit Facility.

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

As of March 31, 2018, the Company had utilized its maximum borrowing capacity, and there was no further availability. Total debt repayments of $681 were made during the three months ended March 31, 2018 and 2017 under the 2014 Term Loan Facilities.  At March 31, 2018 and December 31, 2017, the total outstanding net debt balance was $23,580 and $24,214, respectively.

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

As of March 31, 2018, the Company believed it was in compliance with all of the financial covenants under the 2014 Term Loan Facilities.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended
	March 31,
	2018	2017
Effective Interest Rate	5.83%	5.01%
Range of Interest Rates (excluding unused commitment fees)	3.83 % to 8.43%	3.36 % to 7.27%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2018		December 31, 2017
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$172,775	$172,775	$174,479	$174,479
Restricted cash	28,424	28,424	30,467	30,467
Floating rate debt	509,767	509,767	524,424	524,424

The carrying value of the borrowings under the $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 7 — Debt for further information regarding the Company’s credit facilities.  The carrying amounts of the Company’s other financial instruments at March 31, 2018 and December 31, 2017 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are Level 2 inputs.  During the three months ended March 31, 2018, the vessels assets for nine of the Company’s vessels were written down as part of the impairment recorded during the three months ended March 31, 2018.  Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.  The Company did not have any Level 3 financial assets or liabilities as of March 31, 2018 and December 31, 2017.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2018	2017
Vessel stores	$691	$642
Capitalized contract costs	483	—
Prepaid items	3,880	1,452
Insurance receivable	2,618	3,498
Other	2,206	1,746
Total prepaid expenses and other current assets	$9,878	$7,338

10 - FIXED ASSETS

Fixed assets, net consists of the following:

	March 31,	December 31,
	2018	2017
Fixed assets, at cost:
Vessel equipment	$1,330	$1,375
Furniture and fixtures	462	462
Computer equipment	180	180
Total costs	1,972	2,017
Less: accumulated depreciation and amortization	(1,019)	(1,003)
Total fixed assets, net	$953	$1,014

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2018 and 2017 was $71 and $68, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Accounts payable	$12,004	$9,863
Accrued general and administrative expenses	1,780	2,978
Accrued vessel operating expenses	10,555	10,389
Total accounts payable and accrued expenses	$24,339	$23,230

12 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters, spot market-related time charters and vessel pools, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended March 31, 2018 and 2017, the Company earned $76,916 and $38,249 of voyage revenue, respectively. Included in voyage revenue for the three months ended March 31, 2018 and 2017 was $0 and $1,383 of net profit sharing revenue, respectively.

On January 1, 2018 the Company adopted the revenue recognition guidance under ASU 2014-09 (refer to Note 2 — Summary of Significant Accounting Policies) using the modified retrospective method applied to contracts that were not completed as of January 1, 2018.  The financial results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and will be continued to be reported under previous guidance.

As a result of the adoption of the new revenue recognition guidance on January 1, 2018, the Company recorded a net increase to the opening retained deficit of $659 for the cumulative impact of adopting the new guidance.  The impact related primarily to the change in accounting for spot market voyage charters.  Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the latter of when the vessel departed from its last discharge port and when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port.  As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.  Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port.  The fuel consumption during this period is capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses.  Refer also to Note 9 — Prepaid Expenses and Other Current and Noncurrent Assets.

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Balance Sheet:

	As of March 31, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Assets
Current assets:
Due from charterers	$13,286	$14,126	$(840)
Prepaid expenses and other current assets	9,878	9,395	483

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,339	$24,348	$(9)
Deferred revenue	5,104	4,578	526

Equity:
Retained deficit	$(710,145)	$(709,271)	$(874)

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Operations:

	For the Three Months Ended March 31, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Voyage revenues	$76,916	$77,132	$(216)

Voyage expenses	21,093	21,094	(1)

Net loss	(55,813)	(55,598)	(215)

Net loss per share-basic	$(1.61)	$(1.61)	$-
Net loss per share-diluted	$(1.61)	$(1.61)	$-

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Cash Flows:

	For the Three Months Ended March 31, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Cash flows from operating activities:
Change in assets and liabilities:
Increase in due from charterers	$(1,079)	$(1,271)	$192
Increase in prepaid expenses and other current assets	(3,740)	(3,732)	(8)
Increase in accounts payable and accrued expenses	1,094	1,097	(3)
Decrease in deferred revenue	(110)	(144)	34

The following table illustrates the cumulative effect of the adoption of the new revenue recognition guidance on the opening Condensed Consolidated Balance Sheet:

		New
	Balance at	Revenue	Balance at
	December 31,	Standard	January 1,
	2017	Adjustment	2018
Assets
Current assets:
Due from charterers	$12,855	$(647)	$12,208
Prepaid expenses and other current assets	7,338	475	7,813

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$23,230	$(6)	$23,224
Deferred revenue	4,722	493	5,215

Equity:
Retained deficit	$(653,673)	$(659)	$(654,332)

13 - COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term from the Effective Date to September 30, 2025 is $150.  The

Company had a long-term lease obligation at March 31, 2018 and December 31, 2017 of $2,768 and $2,588, respectively.  Rent expense pertaining to this lease for the three months ended March 31, 2018 and 2017 was $452 during both periods.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $647 for the remainder of 2018, $2,230 annually for 2019, 2020, 2021 and 2022, and a total of $6,671 for the remaining term of the lease.

14 - STOCK-BASED COMPENSATION

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

For the three months ended March 31, 2018 and 2017, the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2018	2017
General and administrative expenses	$—	$372

As of March 31, 2018, there was no unamortized stock-based compensation for the warrants and all warrants were vested.

The following table summarizes certain information about the warrants outstanding as of March 31, 2018:

	Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
	March 31, 2018			March 31, 2018
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Warrants	Price	Life	Warrants	Price	Life

$303.12	—	$—	—	8,557,461	$303.12	2.36

As of March 31, 2018 and December 31, 2017, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP vested ratably on each of the three anniversaries of August 7, 2014. As of March 31, 2018, all nonvested stock awards granted under the MIP were vested.

There were no shares that vested under the MIP during the three months ended March 31, 2018 and 2017. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2018 and 2017, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2018	2017
General and administrative expenses	$—	$152

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2018, there was $0 of unrecognized compensation cost.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of March 31, 2018, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

On February 27, 2018, the Company issued options to purchase 122,608 of the Company’s shares of common stock to certain individuals with an exercise price of $13.69 per share.  One-third of the options become exercisable on each of the first three anniversaries of February 27, 2018, with accelerated vesting that may occur following a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $7.55 per share, or $926 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 71.94% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate), a risk-free interest rate of 2.53%, a dividend yield of 0%, and expected life of 4.00 years (determined using the simplified method as outlined in SAB Topic 14 due to lack of historical exercise data).

For the three months ended March 31, 2018 and 2017, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2018	2017
General and administrative expenses	$123	$20

Amortization of the unamortized stock-based compensation balance of $1,143 as of March 31, 2018 is expected to be expensed $608, $392, $127 and $16 during the remainder of 2018 and during the years ended December 31, 2019, 2020 and 2021, respectively.  The following table summarizes the unvested option activity for the three months ended March 31, 2018:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2018 - Unvested	88,667	$11.13	$6.41
Granted	122,608	13.69	7.55
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2018 - Unvested	211,275	$12.62	$7.07

The following table summarizes certain information about the options outstanding as of March 31, 2018:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2018			March 31, 2018
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Warrants	Price	Life
$12.36	211,275	$12.62	5.52	44,333	$11.13	4.98

As of March 31, 2018 and December 31, 2017, a total of 255,608 and 133,000 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of March 31, 2018 and December 31, 2017, 118,838 and 118,838 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of his contract and the amended 2015 Plan described above.  On May 17, 2017, 18,234 shares of common stock were issued to Eugene Davis, the former Chairman of the Audit Committee, in respect of vested RSUs following his departure from the Board.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2018:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2018	220,129	$11.01
Granted	37,436	13.69
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2018	257,565	$11.40

There were no RSUs that vested during the three months ended March 31, 2018 and 2017. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2018:

Unvested RSUs			Vested RSUs
March 31, 2018			March 31, 2018
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
257,565	$11.40	1.60	171,572	$11.39

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2018, unrecognized compensation cost of $1,542 related to RSUs will be recognized over a weighted-average period of 1.60 years.

For the three months ended March 31, 2018 and 2017, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2018	2017
General and administrative expenses	$366	$159

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2018 which were issued under the 2015 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2018	6,802	$5.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2018	6,802	$5.20

There were no shares that vested under the 2015 Plan during the three months ended March 31, 2018 and 2017.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2018 and 2017, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2018	2017
General and administrative expenses	$3	$8

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2018, unrecognized compensation cost of $8 related to nonvested stock will be recognized over a weighted-average period of 0.63 years.

15 - LEGAL PROCEEDINGS

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

On June 30, 2015, defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016.  By a Decision and Order dated April 26, 2018, the New York State Appellate Division, First Department affirmed the dismissal of the amended complaint.  The plaintiffs have the ability to file a motion for leave to appeal to the New York State Court of Appeals.

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

16 – SUBSEQUENT EVENTS

 On May 8, 2018, the Company entered into a commitment letter for a five-year senior secured credit facility for an amount up to $460,000. Proceeds from the new credit facility are intended to be used to refinance all of our existing credit facilities into one facility and pay down the debt on seven of our oldest vessels, which have been identified for sale.  The final maturity date of the facility is to be five years following closing.  Borrowings under the facility will bear interest at LIBOR plus 325 basis points through December 31, 2018 and LIBOR plus a range of 300 to 350 basis points thereafter, dependent upon our ratio of total net indebtedness to the last twelve months EBITDA. The mandated lead arrangers and bookrunners for this facility are Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S.  Under the terms of the proposed new facility, amortization is to be based on a repayment profile in which the loan will be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years, following an initial non-amortization period ending December 31, 2018; the first scheduled quarterly amortization payment on December 31, 2018 is expected to be approximately $15,000; the amortization amount is to be recalculated based on changes in collateral vessels upon our request; acquisitions and additional indebtedness will no longer be prohibited per the terms of our current credit facilities but will be subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions;  dividends may be paid after December 31, 2018 (or potentially earlier if the Company elects to accelerate its first amortization payment due December 31, 2018) subject to customary conditions and a limitation of 50% of consolidated net income for any period during which the collateral maintenance test ratio is 200% or less; and collateral vessels can be sold or disposed of without prepayment of the loan if replaced with a new vessel within 120 days having an equal or greater appraised value if we are in compliance with the collateral maintenance test.  Key covenants are to include minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30 million and 7.5% of total indebtedness; minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero; debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the facility.  Collateral is to include the current vessels in our fleet other than the seven vessels identified for sale; collateral vessel earnings and insurance; and time charters in excess of 24 months in respect of the collateral vessels.  The proposed new facility is subject to completion of definitive documentation and fulfillment of customary conditions precedent.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) the completion of definitive documentation and fulfillment of conditions precedent under our proposed $460 million credit facility; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 60 drybulk vessels, including 13 Capesize, six Panamax, four Ultramax, 21 Supramax, one Handymax and 15 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,688,000 dwt, and the average age of our fleet is currently approximately 10.1 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2018 and November 2018.

See pages 39 - 43 for a table of all vessels in our fleet.

In 2017, we began implementing certain initiatives to expand our commercial platform and more actively manage the employment of our vessels.  We hired commercial directors for our major bulk and minor bulk fleets and began employment of our vessels directly with cargo owners under cargo contracts.  To better capitalize on opportunities to employ our vessels in markets around the world, we expanded our global commercial presence with the establishment of a new office in Singapore and have established an entity in Denmark.  Additionally, we have withdrawn all of our vessels from their respective pools and are reallocating our freight exposure to the Atlantic basin to seek to capture the earnings premium historically offered.  Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provide optionality in a potentially rising freight rate environment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2018 and 2017 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,170.0	1,170.0	—	—%
Panamax	540.0	540.0	—	—%
Ultramax	360.0	360.0	—	—%
Supramax	1,890.0	1,890.0	—	—%
Handymax	90.0	312.6	(222.6)	(71.2)%
Handysize	1,350.0	1,389.6	(39.6)	(2.8)%

Total	5,400.0	5,662.2	(262.2)	(4.6)%

Available days (2)
Capesize	1,137.8	1,127.3	10.5	0.9%
Panamax	540.0	511.6	28.4	5.6%
Ultramax	359.7	360.0	(0.3)	(0.1)%
Supramax	1,889.6	1,866.7	22.9	1.2%
Handymax	81.8	306.1	(224.3)	(73.3)%
Handysize	1,326.6	1,366.4	(39.8)	(2.9)%

Total	5,335.5	5,538.1	(202.6)	(3.7)%

Operating days (3)
Capesize	1,137.8	1,124.1	13.7	1.2%
Panamax	536.7	508.0	28.7	5.6%
Ultramax	353.5	360.0	(6.5)	(1.8)%
Supramax	1,869.1	1,858.1	11.0	0.6%
Handymax	81.8	299.7	(217.9)	(72.7)%
Handysize	1,312.8	1,360.1	(47.3)	(3.5)%

Total	5,291.7	5,510.0	(218.3)	(4.0)%

Fleet utilization (4)
Capesize	99.3%	99.2%	0.1%	0.1%
Panamax	99.4%	98.1%	1.3%	1.3%
Ultramax	98.2%	100.0%	(1.8)%	(1.8)%
Supramax	98.9%	99.4%	(0.5)%	(0.5)%
Handymax	90.9%	95.9%	(5.0)%	(5.2)%
Handysize	98.9%	99.5%	(0.6)%	(0.6)%

Fleet average	98.9%	99.1%	(0.2)%	(0.2)%

	For the Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$13,739	$7,010	$6,729	96.0%
Panamax	8,987	7,505	1,482	19.7%
Ultramax	10,895	7,595	3,300	43.4%
Supramax	9,965	5,635	4,330	76.8%
Handymax	10,519	6,434	4,085	63.5%
Handysize	8,842	5,886	2,956	50.2%

Fleet average	10,463	6,321	4,142	65.5%

Daily vessel operating expenses (6)
Capesize	$4,702	$4,620	$82	1.8%
Panamax	4,392	4,631	(239)	(5.2)%
Ultramax	4,334	4,332	2	0.0%
Supramax	4,419	4,501	(82)	(1.8)%
Handymax	5,971	4,311	1,660	38.5%
Handysize	4,033	4,004	29	0.7%

Fleet average	4,401	4,395	6	0.1%

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

(2) Available days.  We define available days, which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys.  Amounts for available days in the table above for the period ended March 31, 2017 have been adjusted for our updated method of calculating available days.  Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(3) Operating days.  We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues. Amounts for operating days in the table above for the period ended March 31, 2017 have been adjusted for our updated method of calculating available days.

(4) Fleet utilization.  We calculate fleet utilization,  which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our operating days during a period divided by the number of ownership days plus time charter-in days less drydocking days.  Amounts for fleet utilization in the table above for the period ended March 31, 2017 have been adjusted for our updated method of calculating fleet utilization.

(5) TCE rates.  We define TCE rates as our voyage revenues less voyage expenses and charter-hire expenses, divided by the number of the available days of our owned fleet during the period, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the Three Months Ended
	March 31,
	2018	2017
Voyage revenues (in thousands)	$76,916	$38,249
Voyage expenses (in thousands)	21,093	3,241
	55,823	35,008
Total available days	5,335.5	5,538.1
Total TCE rate	$10,463	$6,321

(6) Daily vessel operating expenses.  We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following tables represent the operating data for the three months ended March 31, 2018 and 2017 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2018	2017	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$76,916	$38,249	$38,667	101.1%

Total revenues	76,916	38,249	38,667	101.1%

Operating Expenses:
Voyage expenses	21,093	3,241	17,852	550.8%
Vessel operating expenses	23,767	24,884	(1,117)	(4.5)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $493 and $711, respectively)	5,218	4,909	309	6.3%
Technical management fees	1,948	1,981	(33)	(1.7)%
Depreciation and amortization	16,886	18,173	(1,287)	(7.1)%
Impairment of vessel assets	56,402	—	56,402	100.0%
Gain on sale of vessels	—	(6,369)	6,369	100.0%

Total operating expenses	125,314	46,819	78,495	167.7%

Operating loss	(48,398)	(8,570)	(39,828)	464.7%
Other expense	(7,415)	(7,030)	(385)	5.5%

Loss before income taxes	(55,813)	(15,600)	(40,213)	257.8%
Income tax expense	—	—	—	—

Net loss	$(55,813)	$(15,600)	$(40,213)	257.8%

Net loss per share - basic	$(1.61)	$(0.47)	$(1.14)	242.6%
Net loss per share - diluted	$(1.61)	$(0.47)	$(1.14)	242.6%
Weighted average common shares outstanding - basic	34,577,990	33,495,738	1,082,252	3.2%
Weighted average common shares outstanding - diluted	34,577,990	33,495,738	1,082,252	3.2%

EBITDA (1)	$(31,597)	$9,538	$(41,135)	(431.3)%

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

	For the Three Months Ended
	March 31,
	2018	2017
Net loss	$(55,813)	$(15,600)
Net interest expense	7,330	6,965
Income tax expense	—	—
Depreciation and amortization	16,886	18,173

EBITDA (1)	$(31,597)	$9,538

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of May 8, 2018:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Pan Ocean Co., Ltd.	June 2018	$17,250	(3)
Genco Tiberius	2007	Rio Tinto Shipping (Asia) Pte. Ltd.	June 2018	Voyage
Genco London	2007	Swissmarine Services S.A.	May 2018	98% of BCI
Genco Titus	2007	Anglo American Marketing Ltd., Singapore	May 2018	$14,000	(4)
Genco Constantine	2008	BHP Billiton Freight Singapore Pte. Ltd.	May 2018	$16,250	(5)
Genco Hadrian	2008	Cargill Ocean Transportation Pte. Ltd.	May 2018	$13,500	(6)
Genco Commodus	2009	Pan Ocean Co., Ltd.	June 2018	$14,500	(7)
Genco Maximus	2009	Nippon Yusen Kabushiki Kaisha	July 2018	$14,500	(8)
Genco Claudius	2010	Pacific Bulk Cape Company Ltd.	November 2018	$15,300	(9)
Genco Tiger	2011	Pan Ocean Co., Ltd.	May 2018	$10,200	(10)
Baltic Lion	2012	Berge Bulk Shipping Pte. Ltd.	May 2018	$15,900
Baltic Bear	2010	Cargill Ocean Transportation Pte. Ltd.	June 2018	Voyage
Baltic Wolf	2010	Nippon Yusen Kabushiki Kaisha	July 2018	$16,500	(11)

Panamax Vessels
Genco Beauty	1999	COFCO Agri Freight Geneva, S.A.	May 2018	$10,250	(12)
Genco Knight	1999	Unico Logistics	June 2018	$10,500	(13)
Genco Vigour	1999	COFCO International Freight Geneva, S.A.	May 2018	$14,000	(14)
Genco Surprise	1998	Kaishun International Ltd. (HK)	May 2018	$8,750	(15)
Genco Raptor	2007	Columbia Grain Trading (Marubeni)	July 2018	Voyage

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Genco Thunder	2007	Oldendorff GMBH & Co. KG	May 2018	$13,000	(16)

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	May 2018	113.5% of BSI
Baltic Wasp	2015	Pioneer Navigation Ltd.	July 2018	$11,000
Baltic Scorpion	2015	Norvic Shipping	May 2018	$11,000	(17)
Baltic Mantis	2015	Enel Generacion Chile	May 2018	Voyage

Supramax Vessels
Genco Predator	2005	COFCO International Freight S.A.	June 2018	$17,250	(18)
Genco Warrior	2005	ArcelorMittal	May 2018	Voyage
Genco Hunter	2007	NYK Bulk & Project	June 2018	$21,250	(19)
Genco Cavalier	2007	EMR Limited	May 2018	$14,000	(20)
Genco Lorraine	2009	PCL Shipping Pte. Ltd.	May 2018	$6,975	(21)
Genco Loire	2009	Centurion Bulk Pte. Ltd.	May 2018	$14,000	(22)
Genco Aquitaine	2009	Olam International Ltd.	June 2018	Voyage
Genco Ardennes	2009	Horizon Shipping (Panama) Inc.	July 2018	$19,000	(23)
Genco Auvergne	2009	Nitron Group LLC	June 2018	Voyage
Genco Bourgogne	2010	Nesher Israel Cement Enterprises Ltd.	May 2018	Voyage
Genco Brittany	2010	Bahri Bunge Dry Bulk DMCC	May 2018	$13,500	(24)
Genco Languedoc	2010	Kenvilla Corporation	May 2018	Voyage
Genco Normandy	2007	Mosaic Global Sales	May 2018	Voyage
Genco Picardy	2005	Indagro Contractors SA	June 2018	Voyage
Genco Provence	2004	Brampton Shipping S.A.	July 2018	Voyage
Genco Pyrenees	2010	Western Bulk Pte. Ltd.	July 2018	$11,000	(25)
Genco Rhone	2011	Invivo Trading	May 2018	$12,000	(26)
Baltic Leopard	2009	Sims Group Global Trade Corp.	May 2018	Voyage
Baltic Panther	2009	Victory Shipping Pte. Ltd.	May 2018	$12,750	(27)
Baltic Jaguar	2009	Cargill International Ltd.	May 2018	$7,000	(28)
Baltic Cougar	2009	Xianglong Shipping Co., Ltd.	June 2018	$10,000	(29)

Handymax Vessels
Genco Muse	2001	Centurion Bulk Pte. Ltd., Singapore	May 2018	$11,000

Handysize Vessels
Genco Progress	1999	Clipper Bulk Shipping Ltd.	June 2018	$13,000	(30)
Genco Explorer	1999	Ultrabulk SA	May 2018	$7,500	(31)
Baltic Hare	2009	Pacific Basin Handysize Ltd.	May 2018	$9,500	(32)
Baltic Fox	2010	Mosaic Global Sales	May 2018	Voyage
Genco Charger	2005	Ultrabulk Parcel Service AS	June 2018	$8,500	(33)
Genco Challenger	2003	Mosaic Global Sales	May 2018	Voyage
Genco Champion	2006	CSC Sugar LLC	June 2018	Voyage
Baltic Wind	2009	Clipper Bulk Shipping Ltd.	June 2018	$9,650	(34)
Baltic Cove	2010	Louis Dreyfus Company Suisse S.A.	June 2018	$11,150	(35)
Baltic Breeze	2010	Cargill Americas Inc.	June 2018	Voyage
Genco Ocean	2010	Mosaic Global Sales	May 2018	Voyage
Genco Bay	2010	Mur Shipping BV	June 2018	$12,000	(36)
Genco Avra	2011	Cargill International SA GVA	June 2018	$11,000	(37)
Genco Mare	2011	ADMIntermare	June 2018	Voyage
Genco Spirit	2011	ED&F Man Sugar Ltd.	May 2018	Voyage

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

(3)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for approximately 40 days at a rate of $17,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 29, 2018.

(4)

We have reached an agreement with Anglo American Marketing Ltd., Singapore on a time charter for approximately 40 days at a rate of $14,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 26, 2018 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel had previously redelivered to Genco on February 17, 2018.

(5)

We have reached an agreement with BHP Billiton Freight Singapore Pte. Ltd. on a time charter for 2 to 4 months at a rate of $16,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 5, 2018 after completion of drydocking for scheduled maintenance.

(6)

We have reached an agreement with Cargill Ocean Transportation Pte. Ltd. on a time charter for approximately 90 days at a rate of $13,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 8, 2018.

(7)

We have reached an agreement with Pacific Ocean Co., Ltd. on a time charter for approximately 40 days at a rate of $14,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 26, 2018.

(8)

We have reached an agreement with Nippon Yusen Kabushiki Kaisha on a time charter for approximately 75 days at a rate of $14,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 28, 2018.

(9)

We have reached an agreement with Pacific Bulk Cape Company Ltd. on a time charter for 9.5 to 14.5 months at a rate of $15,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 20, 2018.

(10)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for approximately 30 days at a rate of $10,200 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 13, 2018.

(11)

We have reached an agreement with Nippon Yusen Kabushiki Kaisha on a time charter for 3 to 6 months at a rate of $16,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 4, 2018.

(12)

We have reached an agreement with COFCO Agri Freight Geneva S.A. on a time charter for 2.5 to 6.5 months at a rate of $10,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 16, 2018.

(13)

We have agreed to an extension with Unico Logistics on a time charter for approximately 50 days at a rate of $10,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 17, 2018.

(14)

We have reached an agreement with COFCO International Freight Geneva, S.A. on a time charter for approximately 65 days at a rate of $14,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 9, 2018 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel had previously redelivered to Genco on February 1, 2018.

(15)

We have reached an agreement with Kaishun International Ltd. (HK) on a time charter for approximately 20 days at a rate of $8,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 1, 2018.

(16)

We have reached an agreement with Oldendorff GMBH & Co. KG on a time charter for 40 to 100 days at a rate of $13,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 3, 2018.

(17)

We have reached an agreement with Norvic Shipping on a time charter for approximately 30 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 27, 2018.

(18)

We have reached an agreement with COFCO International Freight S.A. on a time charter for approximately 50 days at a rate of $17,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 29, 2018.

(19)

We have reached an agreement with NYK Bulk & Project on a time charter for approximately 75 days at a rate of $21,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 19, 2018.

(20)

We have reached an agreement with EMR Limited on a time charter for approximately 25 days at a rate of $14,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 4, 2018.

(21)

We have reached an agreement with PCL Shipping Pte. Ltd. on a time charter for approximately 40 days at a rate of $6,975 per day. If the time charter extends beyond 45 days, the hire rate will be $11,500 per day thereafter Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 22, 2018.

(22)

We have reached an agreement with Centurion Bulk Pte. Ltd. on a time charter for approximately 30 days at a rate of $14,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 20, 2018.

(23)

We have reached an agreement with Horizon Shipping (Panama) Inc. on a time charter for approximately 60 days at a rate of $19,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 7, 2018.

(24)

We have reached an agreement with Bahri Bunge Dry Bulk DMCC on a time charter for approximately 60 days at a rate of $13,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on February 28, 2018.

(25)

We have agreed to an extension with Western Bulk Pte. Ltd. on a time charter for 4 to 6 months at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The extension began on March 3, 2018.

(26)

We have reached an agreement with Invivo Trading on a time charter for approximately 50 days at a rate of $12,000 per day. Hire is paid every 15 days in advance less a 6.25% third-party brokerage commission. The vessel delivered to charterers on April 7, 2018.

(27)

We have reached an agreement with Victory Shipping Pte. Ltd. on a time charter for approximately 30 days at a rate of $12,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 5, 2018.

(28)

We have reached an agreement with Cargill International Ltd. on a time charter for approximately 35 days at a rate of $7,000 per day. Hire is paid every 15 days in advances less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 12, 2018.

(29)

We have reached an agreement with Xianglong Shipping Co., Ltd. on a time charter for approximately 30 days at a rate of $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 3, 2018.

(30)

We have reached an agreement with Clipper Bulk Shipping Ltd. on a time charter for approximately 35 days at a rate of $13,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 3, 2018.

(31)

We have reached an agreement with Ultrabulk S.A. on a time charter for approximately 10 days at a rate of $7,500 per day. Hire is paid every 7 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 29, 2018.

(32)

We have reached an agreement with Pacific Basin Handysize Ltd. on a time charter for approximately 35 days at a rate of $9,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on March 20, 2018.

(33)

We have reached an agreement with Ultrabulk Parcel Service AS on a time charter for approximately 30 days at a rate of $8,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 9, 2018.

(34)

We have reached an agreement with Clipper Bulk Shipping Ltd. on a time charter for approximately 45 days at a rate of $9,650 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 8, 2018.

(35)

We have reached an agreement with Louis Dreyfus Company Suisse S.A. on a time charter for approximately 50 days at a rate of $11,150 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charters on May 8, 2018.

(36)

We have reached an agreement with Mur Shipping BV on a time charter for approximately 35 days at a rate of $12,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 29, 2018.

(37)

We have reached an agreement with Cargill International SA GVA on a time charter for approximately 25 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about May 13, 2018.

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

VOYAGE REVENUES-

For the three months ended March 31, 2018, voyage revenues increased by $38.7 million, or 101.1%, to $76.9 million as compared to $38.2 million for the three months ended March 31, 2017.  The increase in voyage revenues was primarily due to higher rates achieved by the majority of the vessels in our fleet and the employment of vessels on spot market voyage charters during the first quarter of 2018. These increases were partially offset by the operation of fewer vessels during the first quarter of 2018 as compared to the first quarter of 2017.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 65.5% to $10,463 a day for the three months ended March 31, 2018 from $6,321 a day for the three months ended March 31, 2017.  The increase in TCE rates was primarily due to higher rates achieved by the majority of the vessels in our fleet during the first quarter of 2018 as compared to the same period last year.  During the first quarter of 2018, various seasonal factors negatively impacted the freight rate environment including the frontloaded nature of the newbuilding orderbook which led to firm delivery totals in January, weather related disruptions in Brazil and Australia as well as the occurrence of the Chinese New Year holiday in February.  Despite these factors, the Baltic Dry Index averaged nearly 25% higher on a year-over-year basis, highlighting the strengthening fundamentals of the drybulk market.

For the three months ended March 31, 2018 and 2017, we had 5,400.0 and 5,662.2 ownership days, respectively. The decrease in ownership days is a result of the sale of five of our vessels during the first half of 2017.  Fleet utilization decreased marginally to 98.9% during the three months ended March 31, 2018 from 99.1% during the three months ended March 31, 2017.

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

Voyage expenses increased by $17.9 million from $3.2 million during the three months ended March 31, 2017 as compared to $21.1 million during the three months ended March 31, 2018.  This increase was primarily due to the employment of vessels on spot market voyage charters during the first quarter of 2018 which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.  Additionally, there was an increase in the costs of bunkers consumed during short-term time charters during the first quarter of 2018 as compared to the first quarter of 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.1 million from $24.9 million during the three months ended March 31, 2017 to $23.8 million during the three months ended March 31, 2018.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of five vessels during the first half of 2017.

Daily vessel operating expenses increased marginally to $4,401 per vessel per day for the three months ended March 31, 2018 from $4,395 per day for the three months ended March 31, 2017.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2018 were $39 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to Management Incentive Program (the “MIP”) and the 2015 Equity Incentive Plan. Refer to Note 14 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.  We expect to incur additional general and administrative expenses during 2018 as a result of our global expansion to Singapore and Denmark.

For the three months ended March 31, 2018 and 2017, general and administrative expenses were $5.2 million and $4.9 million, respectively.  The $0.3 million increase was primarily due to an increase in compensation expense partially offset by a decrease in nonvested stock amortization expense and legal fees.   Refer to Note 14 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

Technical management fees decreased marginally to $1.9 million during the three months ended March 31, 2018 as compared to $2.0 million during the three months ended March 31, 2017 due to the sale of five vessels during the first half of 2017.

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

Depreciation and amortization expense decreased by $1.3 million to $16.9 million during the three months ended March 31, 2018 as compared to $18.2 million during the three months ended March 31, 2017.  This decrease was primarily due to a decrease in depreciation expense for the five vessels that were deemed to be impaired as of August 4, 2017 and the Genco Surprise which was deemed to be impaired as of June 30, 2017.  The decrease was also due to a decrease in depreciation expense for the nine vessels that were deemed to be impaired as of February 27, 2018.  These vessels were reduced to their respective fair market values on those date and are being depreciated over their remaining useful life.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended March 31, 2018 and 2017, we recorded $56.4 million and $0 of impairment of vessel assets, respectively.  On February 27, 2018, our Board of Directors determined to dispose of the Company’s following nine vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2018.  This resulted in an impairment loss of $56.4 million during the three months ended March 31, 2018.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the first quarter of 2017, we recorded a net gain on sale of vessels of $6.4 million related to the sale of the Genco Wisdom, Genco Reliance, Genco Carrier and Genco Success. There were no vessels sold during the first quarter of 2018.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense increased by $0.3 million from $7.0 million during the three months ended March 31, 2017 to $7.3 million during the three months ended March 31, 2018.  Net interest expense during the three months ended March 31, 2018 and 2017 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense is primarily due to a $1.0 million increase in interest expense as a result of higher interest rates during the first quarter of 2018 as compared to the first quarter of 2017.  This increase was partially offset by a $0.6 million increase in interest income earned during the first quarter of 2018 as compared to the same period during 2017 primarily as a result of interest income earned on time deposits.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

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

On May 8, 2018 we entered into a commitment letter for a five-year $460 million senior secured credit facility. Proceeds from the new $460 million credit facility are intended to be used to refinance all of our existing credit facilities into one facility and pay down the debt on seven vessels identified for sale.   The final maturity date of the facility is to be five years following closing.  Borrowings under the facility will bear interest at LIBOR plus 325 basis points through December 31, 2018 and LIBOR plus a range of 300 to 350 basis points thereafter, dependent upon our ratio of total net indebtedness to the last twelve months EBITDA. The mandated lead arrangers and bookrunners for this facility are Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S.  Under the terms of the proposed new facility, amortization is to be based on a repayment profile in which the loan will be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years, following an initial non-amortization period ending December 31, 2018;  the first scheduled quarterly amortization payment on December 31, 2018 is expected to be approximately $15 million; the amortization amounts is to be recalculated based on changes in collateral vessels upon our request; acquisitions and additional indebtedness will no longer be prohibited per the terms of our current credit facilities but will be subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions;  dividends may be paid after December 31, 2018 (or potentially earlier if the Company elects to accelerate its first amortization payment due December 31, 2018) subject to customary conditions and a limitation of 50% of consolidated net income for any period during which the collateral maintenance test ratio is 200% or less; and collateral vessels can be sold or disposed of without prepayment of the loan if replaced with a new vessel within 120 days having an equal or greater appraised value if we are in compliance with the collateral maintenance test.  Key covenants are to include minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30 million and 7.5% of total indebtedness; minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero; debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the facility.  Collateral is to include the current vessels in our fleet other than the seven vessels identified for sale; collateral vessel earnings and insurance; and time charters in excess of 24 months in respect of the collateral vessels.  The proposed new facility is subject to completion of definitive documentation and fulfillment of customary conditions precedent.

While supply and demand fundamentals have been improving since 2017, persistent, historically low rates prior to 2017 resulted in decreases in our prior period revenues.  As a result, we experienced negative cash flows, and in turn, our liquidity had been negatively impacted.  To address our liquidity and covenant compliance issues at the time, in November 2016 we refinanced or amended our credit facilities and completed a $125 million capital raise.  Based on current market conditions, we believe these measures are sufficient to address such issues and that our capital resources are sufficient to fund our operations for at least the next twelve months.

At March 31, 2018, we believe we were in compliance with all financial covenants under the $400 Million Credit Facility, the 2014 Term Loan Facilities and the Restated $98 Million Credit Facility.

Excess cash from the collateralized vessels under our $400 Million Credit Facility are subject to a cash sweep.  The cash sweep will be 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep is required from the first $10 million in aggregate of the prepayments otherwise required under the cash sweep. As of March 31, 2018, the amount of our aggregate excess cash flow was approximately $4.1 million.  As such, excess cash is payable under the cash sweep and will be paid to lenders within 45 days of the of the reporting periods.  This amount has been recognized as current debt as of March 31, 2018, refer to Note 7 — Debt in our Condensed Consolidated Balance Sheet.

In the future, we may require capital to fund ongoing operations, debt service, and growth and to maintain compliance with our credit facility covenants.  We may also seek to refinance our indebtedness to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise; obtain waivers or modifications to our credit agreements from our lenders (which may be unavailable or subject to conditions); or raise additional capital through selling assets (including vessels); reduce or delay capital expenditures; or pursue strategic opportunities and equity or debt offerings.  We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

Dividends

We are currently prohibited from paying dividends under certain of our facilities other than limited dividend amounts attributable to wholly-owned, non-recourse subsidiaries that meet certain criteria under our credit facilities.  The longest such restriction is currently in effect until December 31, 2020.  Following December 31, 2020, under the terms of our current credit facilities, the amount of dividends we may pay is generally limited based on the amount of our unrestricted cash and cash equivalents as compared to the minimum liquidity amount in effect from time to time under the $400 Million Facility and the 2014 Term Loan Facilities, the repayment of at least $25 million of the loan under the $98 Million Credit Facility, and the ratio of the value of vessels and certain other collateral pledged under the each of our credit facilities to the amount of the loan outstanding under such facility.  In addition, under the $98 Million Credit Facility, dividends may only be paid out of excess cash flow of Genco and its subsidiaries (as defined such facility).  Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2018 was $9.5 million as compared to net cash used in operating activities for the three months ended March 31, 2017 of $6.6 million.  Included in the net loss during the three months ended March 31, 2018 were $56.4 million of non-cash impairment charges. Included in the net loss during the three months ended March 31, 2017 was a gain on sale of vessels in the amount of $6.4 million due to the sale of four vessels and paid in kind interest of $1.5 million related to the $400 Million Credit Facility. Depreciation and amortization expense for the three months ended March 31, 2018 decreased by $1.3 million primarily due to the revaluation of six of our vessels that were written down to their estimated fair market value during the second and third quarters of 2017, as well as the revaluation of an additional nine of our vessels that were written down to their estimated fair market value during the first quarter of 2018.  Additionally, the fluctuation in inventories decreased by $5.9 million due to additional fuel inventory for our vessels as the result of the employment of our vessels on spot market voyage charters and the fluctuation in prepaid expenses and other current assets decreased by $1.1 million due to the timing of prepaid payments made.  There was also a $2.4 million decrease in the fluctuation in due from charterers due to the timing of payments received from charterers.  These decreases were partially offset by a $1.4 million decrease in deferred drydocking costs incurred because there were less vessels that completed drydocking during the three months ended March 31, 2018 as compared to the same period during 2017.  Lastly, there was an increase in the fluctuation in accounts payable and accrued expenses of $4.3 million due to the timing payments.

Net cash provided by investing activities was $1.4 million during the three months ended March 31, 2018 as compared to $13.1 million during the three months ended March 31, 2017.  The decrease is primarily due to $12.6 million proceeds from the sale of four vessels during the three months ended March 31, 2017 as there were no vessels sold during the three months ended March 31, 2018.  This decrease was partially offset by a $1.0 million increase in the insurance proceeds received for hull and machinery claims primarily due to the receipt of the partial settlement of the main engine repair claim for the Genco Tiger.

Net cash used in financing activities was $14.7 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively.  Net cash used in financing activities of $14.7 million for the three months ended March 31, 2018 consisted of the following:  $11.4 million repayment of debt under the $400 Million Credit Facility; $2.5 million repayment of debt under the $98 Million Credit Facility; and $0.7 million repayment of debt under the 2014 Term Loan Facilities.  Net cash used in financing activities of $1.7 million for the three months ended March 31, 2017 consisted of the following: $1.0 million payment of Series A Preferred Stock issuance costs; $0.7 million repayment of debt under the 2014 Term Loan Facilities; and $0.1 million repayment of debt under the $400 Million Credit Facility.

Credit Facilities

Refer to the 2017 10-K for a summary and description of our outstanding credit facilities, including the underlying financial and non-financial covenants, which are incorporated herein by reference.

Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our current credit facilities.

At March 31, 2018, we believed we were in compliance with all of the financial covenants under the $400 Million Credit Facility, the Restated $98 Million Credit Facility and the 2014 Term Loan Facilities.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2018 and December 31, 2017, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2018 and December 31, 2017.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of March 31, 2018.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities, as well as other fees associated with the facilities.  For the interest and scheduled credit agreement payments for the $400 Million Credit Facility, we have taken into account the election that 1.50% of the interest expense is to be paid in-kind (“PIK interest”) through September 29, 2017, of which will be payable on the maturity date of the facility, November 15, 2021. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current space. Refer to Note 13 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$509,767	$13,975	$146,637	$337,424	$11,731
Interest and borrowing fees	102,859	24,880	58,931	18,209	839
Executive employment agreement	306	306	—	—	—
Office leases	16,238	647	4,460	4,460	6,671
Totals	$629,170	$39,808	$210,028	$360,093	$19,241

(1)	Represents the nine-month period ending December 31, 2018.

Interest expense has been estimated using 2.37% plus the following applicable margins for each of our credit facilities: 3.75% for the $400 Million Credit Facility, 6.125% for the $98 Million Credit Facility and 2.50% for the 2014 Term Loan Facilities.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs and scheduled off-hire days for our fleet through 2019 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Off-hire Days
(U.S. dollars in millions)

2018 (April 1 - December 31, 2018)	$3.2 (1)	$0.6 (2)	85 (3)
2019	$20.9 (1)	$16.6 (2)	560 (3)

(1)

Estimated drydocking costs during the remainder of 2018 and 2019 include $2.4 million and $10.0 million of costs, respectively, for vessels that could potentially be sold which were impaired during the year ended December 31, 2017 or during the three months ended March 31, 2018.

(2)

Estimated BWTS costs during the remainder of 2018 and 2019 include $0.6 million and $7.5 million of costs, respectively, for vessels that could potentially be sold which were impaired during the year ended December 31, 2017 or during the three months ended March 31, 2018.

(3)

Estimated offhire days during the remainder of 2018 and 2019 include 65 days and 260 days, respectively, for vessels that could potentially be sold which were impaired during the year ended December 31, 2017 or during the three months ended March 31, 2018.

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

During the three months ended March 31, 2018 and 2017, we incurred a total of $1.4 million and $2.8 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Two of our vessels completed drydockings during the three months ended March 31, 2018. We estimate that three of our vessels will be drydocked during the remainder of 2018 and 25 of our vessels will be drydocked during 2019.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to our critical accounting policies as disclosed in the 2017 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2017 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold thirteen of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016.  Additionally, we incurred a $53.8 million loss from the forfeiture of our deposit and related interest when we determined to cancel an acquisition of six drybulk newbuildings in November 2008.

During the three months ended March 31, 2018 and 2017, we recorded losses of $56.4 million and $0, respectively, related to the impairment of vessel assets.  There was $56.4 million of impairment expense recorded during the three months ended March 31, 2018 for nine of our vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther.  On February 27, 2018, our Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.  As such, the future undiscounted cash flows did not exceed the net book value of these vessels and the vessel values were adjusted to their respective fair market values which resulted in an impairment loss.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities as of March 31, 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the credit facilities.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2018 and December 31, 2017.  Vessels have been grouped according to their collateralized status as of March 31, 2018.  The carrying value of the Genco Cavalier, Genco Loire, Genco Lorraine, Genco Muse, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther at March 31, 2018 reflect the impairment loss recorded for these vessels.  The carrying value of the Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour at March 31, 2018 and December 31, 2017 reflect the impairment loss recorded during 2017 for these vessels.

At March 31, 2018, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2018, with the exception of the Baltic Lion, Genco Tiger, the nine vessels that were written down to their fair market value during the three months ended March 31, 2018 as noted above (Genco Cavalier, Genco Loire, Genco Lorraine, Genco Muse, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther), and the six vessels that were written down to their fair market value during the year ended December 31, 2017 as noted above (Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour).  At December 31, 2017, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2017, with the exception of the Baltic Lion, Genco Tiger and the six aforementioned vessels that were written down to their fair market value during the year ended December 31, 2017.

The amount by which the carrying value at March 31, 2018 of all of the vessels in our fleet, with the exception of the 17 aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.3 million to $14.2 million per vessel, and $316.2 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2017 of all of the vessels in our fleet, with the exception of the eight aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.7 million to $15.2 million per vessel, and $395.5 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.4 million at March 31, 2018 and $7.6 million as of December 31, 2017.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2018	2017
$400 Million Credit Facility
Baltic Bear	2010	2010	41,163	41,644
Baltic Lion	2009	2013	31,754	32,063
Baltic Wolf	2010	2010	41,309	41,780
Genco Claudius	2010	2009	41,712	42,211
Genco Commodus	2009	2009	39,709	40,191
Genco Maximus	2009	2009	39,763	40,241
Genco Tiger	2010	2013	29,585	29,870
Genco Raptor	2007	2008	16,789	17,019

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2018	2017
Genco Surprise	1998	2006	5,431	5,536
Genco Thunder	2007	2008	16,855	17,080
Baltic Mantis	2015	2015	27,701	27,965
Baltic Scorpion	2015	2015	27,446	27,708
Baltic Cougar	2009	2010	11,084	17,705
Baltic Jaguar	2009	2010	11,084	17,716
Baltic Leopard	2009	2009	11,084	17,679
Baltic Panther	2009	2010	11,084	17,690
Genco Aquitaine	2009	2010	18,045	18,267
Genco Ardennes	2009	2010	18,064	18,285
Genco Auvergne	2009	2010	18,255	18,475
Genco Bourgogne	2010	2010	19,116	19,346
Genco Brittany	2010	2010	19,136	19,365
Genco Hunter	2007	2007	19,067	19,344
Genco Languedoc	2010	2010	19,147	19,375
Genco Loire	2009	2010	11,083	17,646
Genco Lorraine	2009	2010	11,083	17,620
Genco Normandy	2007	2010	9,463	16,068
Genco Picardy	2005	2010	16,602	16,886
Genco Provence	2004	2010	15,580	15,855
Genco Pyrenees	2010	2010	19,100	19,333
Genco Rhone	2011	2011	20,229	20,460
Genco Warrior	2005	2007	16,554	16,842
Genco Muse	2001	2005	7,697	11,459
Baltic Breeze	2010	2010	18,034	18,247
Baltic Cove	2010	2010	17,958	18,176
Baltic Fox	2010	2013	17,545	17,766
Baltic Hare	2009	2013	16,508	16,722
Baltic Wind	2009	2010	17,010	17,224
Genco Avra	2011	2011	19,051	19,271
Genco Bay	2010	2010	17,953	18,172
Genco Challenger	2003	2007	10,161	10,365
Genco Explorer	1999	2004	3,798	3,874
Genco Mare	2011	2011	19,082	19,300
Genco Ocean	2010	2010	18,011	18,226
Genco Progress	1999	2005	3,796	3,873
Genco Spirit	2011	2011	19,127	19,343
TOTAL			$859,808	$919,283

$98 Million Credit Facility
Genco Constantine	2008	2008	37,450	37,963
Genco Augustus	2007	2007	35,176	35,683
Genco London	2007	2007	34,502	34,958
Genco Titus	2007	2007	34,622	35,076
Genco Tiberius	2007	2007	35,111	35,616
Genco Hadrian	2008	2008	37,433	37,900
Genco Knight	1999	2005	5,953	6,065
Genco Beauty	1999	2005	5,969	6,075
Genco Vigour	1999	2004	5,973	6,077
Genco Predator	2005	2007	16,576	16,862

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2018	2017
Genco Cavalier	2007	2008	9,462	16,011
Genco Champion	2006	2008	12,966	13,179
Genco Charger	2005	2007	12,080	12,285
TOTAL			$283,273	$293,750

2014 Term Loan Facilities
Baltic Hornet	2014	2014	25,891	26,146
Baltic Wasp	2015	2015	26,143	26,398
TOTAL			$52,034	$52,544

Consolidated Total			$1,195,115	$1,265,577

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At March 31, 2018 and December 31, 2017, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three months ended March 31, 2018 and 2017, we were subject to the following interest rates on the outstanding debt under our credit facilities:

•	$400 Million Credit Facility — three-month LIBOR plus 3.75% effective November 14, 2016, when the draw down on this facility was made

•	$98 Million Credit Facility — three-month LIBOR plus 6.125%

•	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50%

A 1% increase in LIBOR would result in an increase of $1.3 million in interest expense for the three months ended March 31, 2018.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of March 31, 2018 and December 31, 2017, we did not have any derivative financial instruments.

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

On June 30, 2015, defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016.  By a Decision and Order dated April 26, 2018, the New York State Appellate Division, First Department affirmed the dismissal of the amended complaint.  The plaintiffs have the ability to file a motion for leave to appeal to the New York State Court of Appeals.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2017 10-K, which could materially affect our business, financial condition or future results. Below is updated information for the risk factor entitled, “An economic slowdown, weakness, or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations”:

Any increased trade barriers or restrictions on trade, especially trade with China, could have an adverse impact on global economic conditions and, as a result, the amount of cargo that charterers pay to have transported on drybulk vessels.  As an example of such restrictions, in March 2018, President Trump imposed a 25% tariff on steel and a 10% tariff on aluminum imported into the United States, with temporary or permanent exemptions granted for certain countries. In response to these tariffs, China, the E.U., and other countries have implemented or are evaluating the use of retaliatory measures, which could further increase barriers to trade. Any increased trade barriers or restrictions on trade could therefore have a material adverse effect on our business, results of operations and financial condition.

ITEM 6.  EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(4)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(5)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(*)

10.2	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.3	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.4	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(*)

10.5	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.6	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 9, 2018	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 9, 2018	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)