Form 10-Q
period 2018-06-30
GENCO SHIPPING & TRADING LTD
filed 2018-08-08
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2018: Common stock, $0.01 per share — 41,547,004 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$269,996	$174,479
Restricted cash	—	7,234
Due from charterers, net of a reserve of $601 and $246, respectively	14,408	12,855
Prepaid expenses and other current assets	7,371	7,338
Inventories	23,064	15,333
Vessels held for sale	7,443	—
Total current assets	322,282	217,239

Noncurrent assets:
Vessels, net of accumulated depreciation of $213,771 and $213,431, respectively	1,172,246	1,265,577
Deposits on vessels	885	—
Deferred drydock, net of accumulated amortization of $11,196 and $9,540 respectively	11,123	13,382
Fixed assets, net of accumulated depreciation and amortization of $1,091 and $1,003, respectively	1,247	1,014
Other noncurrent assets	—	514
Restricted cash	315	23,233
Total noncurrent assets	1,185,816	1,303,720

Total assets	$1,508,098	$1,520,959

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$26,392	$23,230
Current portion of long-term debt	45,000	24,497
Deferred revenue	6,399	4,722
Total current liabilities:	77,791	52,449

Noncurrent liabilities:
Long-term lease obligations	3,127	2,588
Long-term debt, net of deferred financing costs of $16,063 and $9,032, respectively	398,937	490,895
Total noncurrent liabilities	402,064	493,483

Total liabilities	479,855	545,932

Commitments and contingencies

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,547,004 and 34,532,004 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	415	345
Additional paid-in capital	1,739,091	1,628,355
Retained deficit	(711,263)	(653,673)
Total equity	1,028,243	975,027
Total liabilities and equity	$1,508,098	$1,520,959

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Voyage revenues	$86,157	$45,370	$163,073	$83,619

Total revenues	86,157	45,370	163,073	83,619

Operating expenses:
Voyage expenses	25,983	951	47,075	4,192
Vessel operating expenses	23,720	23,852	47,487	48,736
Charter hire expenses	509	—	509	—
General and administrative expenses (inclusive of nonvested stock amortization expense of $638, $1,570, $1,131 and $2,281, respectively)	6,510	5,752	11,727	10,661
Technical management fees	1,950	1,871	3,898	3,852
Depreciation and amortization	16,450	18,185	33,336	36,358
Impairment of vessel assets	184	3,339	56,586	3,339
Gain on sale of vessels	—	(1,343)	—	(7,712)

Total operating expenses	75,306	52,607	200,618	99,426

Operating income (loss)	10,851	(7,237)	(37,545)	(15,807)

Other (expense) income:
Other income (expense)	144	(50)	59	(115)
Interest income	887	338	1,681	512
Interest expense	(8,469)	(7,564)	(16,593)	(14,702)
Loss on debt extinguishment	(4,533)	—	(4,533)	—

Other expense	(11,971)	(7,276)	(19,386)	(14,305)

Loss before income taxes	(1,120)	(14,513)	(56,931)	(30,112)
Income tax expense	—	—	—	—

Net loss	$(1,120)	$(14,513)	$(56,931)	$(30,112)

Net loss per share-basic	$(0.03)	$(0.42)	$(1.62)	$(0.89)
Net loss per share-diluted	$(0.03)	$(0.42)	$(1.62)	$(0.89)
Weighted average common shares outstanding-basic	35,516,058	34,430,766	35,049,615	33,965,835
Weighted average common shares outstanding-diluted	35,516,058	34,430,766	35,049,615	33,965,835

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(1,120)	$(14,513)	$(56,931)	$(30,112)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(1,120)	$(14,513)	$(56,931)	$(30,112)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	Series A		Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2018	$—	$345	$1,628,355	$(654,332)	$974,368

Net loss				(56,931)	(56,931)

Issuance of 7,015,000 shares of common stock		70	109,605		109,675

Nonvested stock amortization			1,131		1,131

Balance — June 30, 2018	$—	$415	$1,739,091	$(711,263)	$1,028,243

	Series A		Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2017	$120,789	$74	$1,503,784	$(594,948)	$1,029,699

Net loss				(30,112)	(30,112)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519		—

Issuance of 18,234 shares of vested RSUs		—	—		—

Nonvested stock amortization			2,281		2,281

Balance — June 30, 2017	$—	$344	$1,626,584	$(625,060)	$1,001,868

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(56,931)	$(30,112)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,336	36,358
Amortization of deferred financing costs	1,239	1,153
PIK interest, net	—	3,028
Payment of PIK interest	(5,341)	—
Amortization of nonvested stock compensation expense	1,131	2,281
Impairment of vessel assets	56,586	3,339
Gain on sale of vessels	—	(7,712)
Loss on debt extinguishment	4,533	—
Insurance proceeds for protection and indemnity claims	187	269
Insurance proceeds for loss of hire claims	58	21
Change in assets and liabilities:
(Increase) decrease in due from charterers	(2,201)	3,940
Increase in prepaid expenses and other current assets	(2,910)	(7,762)
(Increase) decrease in inventories	(7,731)	205
Decrease in other noncurrent assets	514	—
Increase (decrease) in accounts payable and accrued expenses	2,284	(1,406)
Increase in deferred revenue	1,185	160
Increase in lease obligations	539	360
Deferred drydock costs incurred	(1,459)	(5,291)
Net cash provided by (used in) operating activities	25,019	(1,169)

Cash flows from investing activities:
Purchase of vessels, including deposits	(747)	(252)
Purchase of other fixed assets	(491)	(65)
Net proceeds from sale of vessels	—	15,513
Insurance proceeds for hull and machinery claims	3,107	584
Net cash provided by investing activities	1,869	15,780

Cash flows from financing activities:
Proceeds from the $460 Million Credit Facility	460,000	—
Repayments on the $400 Million Credit Facility	(399,600)	(200)
Repayments on the $98 Million Credit Facility	(93,939)	—
Repayments on the 2014 Term Loan Facilities	(25,544)	(1,381)
Payment of debt extinguishment costs	(2,962)	—
Proceeds from issuance of common stock	110,249	—
Payment of common stock issuance costs	(48)	—
Payment of Series A Preferred Stock issuance costs	—	(1,103)
Payment of deferred financing costs	(9,679)	—
Net cash provided by (used in) financing activities	38,477	(2,684)

Net increase in cash, cash equivalents and restricted cash	65,365	11,927

Cash, cash equivalents and restricted cash at beginning of period	204,946	169,068
Cash, cash equivalents and restricted cash at end of period	$270,311	$180,995

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of June 30, 2018, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited; and the ship-owning subsidiaries as set forth below under “Other General Information.”  As of June 30, 2018, Genco Ship Management LLC is the sole owner of all of the outstanding limited liability company interests of Genco Management (USA) LLC (“Genco (USA)”).

On June 19, 2018, the Company closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  The Company received net proceeds of $109,675 after deducting underwriters’ discounts and commissions and other expenses.

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

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of June 30, 2018, together with the subsidiaries we subsequently formed to own the vessels we have agreed to purchase as disclosed in Note 4 — Vessel Acquisitions and Dispositions and Note 16 — Subsequent Events:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Vigour Limited	Genco Vigour	73,941	12/15/04		1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04		1999
Genco Progress Limited	Genco Progress	29,952	1/12/05		1999
Genco Beauty Limited	Genco Beauty	73,941	2/7/05		1999
Genco Knight Limited	Genco Knight	73,941	2/16/05		1999
Genco Muse Limited	Genco Muse	48,913	10/14/05		2001
Genco Surprise Limited	Genco Surprise	72,495	11/17/06	(4)	1998
Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07		2003
Genco Charger Limited	Genco Charger	28,398	12/14/07		2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Champion Limited	Genco Champion	28,445	1/2/08		2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08		2007

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08		2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Loire Limited	Genco Loire	53,430	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,000	Q3 2018	(3)	2016
Genco Endeavour Limited	Genco Endeavour	180,000	Q3 2018	(3)	2015
Genco Resolute Limited	Genco Resolute	180,000	Q3 2018	(3)	2015
Genco Defender Limited	Genco Defender	180,000	Q3 2018	(3)	2016
Genco Liberty Limited	Genco Liberty	180,000	Q3 2018	(3)	2016
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading Limited (“Baltic Trading”).
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.
(3)	Built dates and dates for vessel being delivered in the future are estimates based on guidance received from the respective sellers.
(4)	The Genco Surprise was sold on August 7, 2018. Refer to Note 16 — Subsequent Events.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”).  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2018.

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

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities.  Refer to Note 7 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,	June 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$269,996	$174,479	$147,153	$133,400
Restricted cash - current	—	7,234	8,335	8,242
Restricted cash - noncurrent	315	23,233	25,507	27,426

Cash, cash equivalents and restricted cash	$270,311	$204,946	$180,995	$169,068

Inventories

Inventories consists of consumable bunkers and lubricants, which are stated at the lower of cost or market value, if required.  During the three months ended March 31, 2018, the Company opted to break out these inventory assets that were previously classified as Prepaid expenses and other current assets into its own financial statement line item in the Condensed Consolidated Balance Sheets to provide a greater level of detail in the face of the financial statements.  Inventories have been increasing as the result of the employment of vessels on spot market voyage charters, which result in higher bunker inventories. This change was made retrospectively for comparability purposes, and there was no effect on the Total current assets as of June 30, 2018 and December 31, 2017 in the Condensed Consolidated Balance Sheets.

Vessels held for sale

On June 27, 2018, the Company reached agreements to sell the Genco Explorer and Genco Progress and these vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2018.  Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended June 30, 2018 and 2017 was $15,246 and $16,892, respectively.  Depreciation expense for vessels for the six months ended June 30, 2018 and 2017 was $30,919 and $33,598, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of June 30, 2018 and December 31, 2017, the Company had an accrual of $359 and $327, respectively, related to these estimated customer claims.

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

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements.  Refer to Note 12 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters as a result of the new revenue recognition guidance adopted during the three months ended March 31, 2018.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost or market adjustments to re-value the bunker fuel on a quarterly basis, as required.  These differences in bunkers, including any lower of cost or market adjustments, resulted in a net gain of $1,034 and $1,440 during the three months ended June 30, 2018 and 2017, respectively, and $1,889 and $935 during the six months ended June 30, 2018 and 2017, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

United States Gross Transportation Tax

The Company did not qualify for the Section 883 exemption for the year ended December 31, 2017 and believes that it will not qualify for the Section 883 exemption for the year ended December 31, 2018.  In the absence of the exemption, 50% of the Company’s gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) will be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).  The Company has recorded estimated U.S. gross transportation tax of $167 and $61 during the three months ended June 30, 2018 and 2017, respectively, and $380 and $97 during the six months ended June 30, 2018 and 2017, respectively.  U.S. gross transportation tax has been recorded in Voyage expenses in the Condensed Consolidated Statements of Operation.

Charter hire expenses

During the second quarter of 2018, the Company began chartering-in third-party vessels.  The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions, are recorded as Charter hire expenses.

Impairment of vessel assets

During the three months ended June 30, 2018 and 2017, the Company recorded $184 and $3,339, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).  Additionally, during the six months ended June 30, 2018 and 2017, the Company recorded $56,586 and $3,339, respectively, related to the impairment of vessel assets in accordance with ASC 360.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel, for $5,300 less a 3.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, the vessel value for the

Genco Surprise was adjusted to its net sales price of $5,141 as of June 30, 2018.  This resulted in an impairment loss of $184 during the three and six months ended June 30, 2018.  Refer to Note 16 — Subsequent Events for further detail regarding the sale.

On February 27, 2018, the Board of Directors determined to dispose of the Company’s following nine vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2018.  This resulted in an impairment loss of $56,402 during the six months ended June 30, 2018.

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

Gain on sale of vessels

There were no gains related to the sale of the vessels recorded during the three and six months ended June 30, 2018.

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

Loss on debt extinguishment

During the three and six months ended June 30, 2018, the Company recorded $4,533 related to the loss on the extinguishment of debt in accordance with ASC 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”). This loss was recognized as a result of the refinancing of the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities with the $460 Million Credit Facility on June 5, 2018 as described in Note 7 — Debt.

Recent accounting pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Account” (“ASU 2017-09”).  This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2017-09 must be applied prospectively to an award modified on or after the adoption date.  The Company adopted ASU 2017-09 during the first quarter of 2018 and there was no effect on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2016-18 must be adopted retrospectively.  The Company early adopted ASU 2016-18 during the fourth quarter of 2017. The retrospective application of ASU 2016-18 resulted in restricted cash being reclassified as a component of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  This ASU shall be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company adopted ASU 2016-15 during the first quarter of 2018.  The retrospective application of ASU 2016-15 resulted in insurance proceeds for protection and indemnity claims and loss of hire claims to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities.  These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expenses and other current assets.  Additionally, as part of ASU 2016-15, any cash payments for debt prepayment or debt extinguishment costs (including third-party costs, premiums paid and other fees paid to lenders) must be classified as cash outflows for financing activities.  Lastly, for any debt instruments that contain interest payable in-kind, any cash payments attributable to the payment of in-kind interest will be classified as cash outflows for operating activities.  There were no cash payments for in-kind interest during the six months ended June 30, 2017.  Refer to the Condensed Consolidated Statements of Cash Flows.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). This ASU requires that equity investments be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2016-01 during the first quarter of 2018 and there was no impact on the Company’s consolidated financial statements as the Company currently does not have any equity investments.

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

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2018, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $135 for the Purchase of vessels, including deposits, and $97 for the Purchase of other fixed assets.  For the six months ended June 30, 2018, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included Accounts payable and accrued expenses consisting of $162 for the Payment of deferred financing fees and $526 for the Payment of common stock issuance costs.

For the six months ended June 30, 2017, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $9 for the Purchase of vessels, including deposits, and $52 for the Purchase of other fixed assets.

During the six months ended June 30, 2018 and 2017, cash paid for interest was $14,061 and $12,174, respectively, excluding the PIK interest paid as a result of the refinancing of the $400 Million Credit Facility.  Refer to Note 7 — Debt.

During the six months ended June 30, 2018 and 2017, there was no cash paid for estimated income taxes.

On May 15, 2018, the Company issued 14,268 restricted stock units to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $255.

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

The Company adopted ASU 2016-15 during the first quarter of 2018 as noted in Note 2 — Summary of Significant Accounting Policies. The retrospective application of ASU 2016-15 resulted in insurance proceeds for protection and indemnity claims and loss of hire claims for the six months ended June 30, 2017 to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities.  These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expense and other current assets.  The cash flow information for the six months ended June 30, 2017 has been updated to reflect the adoption of ASU 2016-15 as presented in the table below:

	As Reported	As Adjusted
	June 30,	June 30,	Effect of
	2017	2017	Change
Cash Flow Data:
Net cash used in operating activities (1)	$(585)	$(1,169)	$584
Net cash provided by investing activities (1)	15,196	15,780	(584)

(1)	Insurance proceeds reclassified from operating activities to investing activities as a result of the Company’s adoption of ASU 2016-15 for the six months ended June 30, 2017 was $584.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

On June 27, 2018, the Company reached agreements to sell the Genco Explorer and the Genco Progress, both 1999-built Handysize vessels, to a third party for $5,600 each less a 3.0% broker commission payable to a third party.  The sales are expected to be completed during the fourth quarter of 2018. These vessels do not serve as collateral under any of the Company’s credit facilities, therefore the Company is not required to pay down any indebtedness with the proceeds from the sales.  The sales are subject to completion of definitive documentation and customary conditions.  These vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2018.

On June 6, 2018, the Company entered into an agreement for the en bloc purchase of four drybulk vessels including two Capesize drybulk vessels and two Ultramax drybulk vessels for approximately $141,000.  Each vessel was built with a fuel-saving “eco” engine.  The Genco Weatherly, a 2014-built Ultramax vessel, was delivered on July 26, 2018. The remaining three vessels, which are to be renamed the Genco Columbia, the Genco Endeavour and the Genco Resolute, are expected to be delivered to the Company during the third quarter of 2018.  As of June 30, 2018, there is $885 deposits on vessels related to these vessels.  The Company intends to use a combination of cash on hand and proceeds from the Company’s anticipated new credit facility to finance or reimburse to the Company a portion of the purchase price as described in Note 16 — Subsequent Events.

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

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels for which the Company has entered into agreements to purchase.

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  Of the 253,438 and 340,455 nonvested shares and RSUs outstanding and the 255,608 and 133,000 stock options outstanding at June 30, 2018 and 2017, respectively, (refer to Note 14 — Stock-Based Compensation), all are anti-dilutive. The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 14 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The equity warrants have a 7-year term which commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  Of the 0 and 713,122 of unvested MIP Warrants outstanding at June 30, 2018 and 2017, respectively, and 3,936,761 of equity warrants outstanding at June 30, 2018 and 2017, all are anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	35,516,058	34,430,766	35,049,615	33,965,835

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	35,516,058	34,430,766	35,049,615	33,965,835

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	35,516,058	34,430,766	35,049,615	33,965,835

6 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2018 and 2017, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2018	2017
Principal amount	$460,000	$519,083
PIK interest	—	5,341
Less: Unamortized debt financing costs	(16,063)	(9,032)
Less: Current portion	(45,000)	(24,497)

Long-term debt, net	$398,937	$490,895

	June 30, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt Financing		Debt Financing
	Principal	Cost	Principal	Cost
$460 Million Credit Facility	$460,000	$16,063	$—	$—
$400 Million Credit Facility	—	—	399,600	6,332
$98 Million Credit Facility	—	—	93,939	1,370
2014 Term Loan Facilities	—	—	25,544	1,330
PIK interest	—	—	5,341	—

Total debt	$460,000	$16,063	$524,424	$9,032

As of June 30, 2018 and December 31, 2017, $16,063 and $9,032 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $666 and $580 for the three months ended June 30, 2018 and 2017, respectively, and $1,239 and $1,153 for the six months ended June 30, 2018 and 2017, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

Effective June 5, 2018, the portion of the unamortized deferred financing costs for the $400 Million Credit Facility and 2014 Term Loan Facilities that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $460 Million Credit Facility in accordance with ASC 470-50.

$460 Million Credit Facility

On May 31, 2018, the Company entered into a five-year senior secured credit facility for an aggregate amount of up to $460,000 (the “$460 Million Credit Facility”) with Nordea Bank AB (publ), New York Branch (“Nordea”), as Administrative Agent and Security Agenty, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S as Bookrunners and Mandated Lead Arrangers.  Deutsche Bank AG Filiale Deutschlandgeschäft, and CTBC Bank Co. Ltd. are Co-Arrangers under the $460 Million Credit Facility.  On June 5, 2018, proceeds of $460,000 under the $460 Million Credit Facility were used, together with cash on hand, to refinance all of the Company’s existing credit facilities (the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities. as defined below) into one facility, and pay down the debt on seven of the Company’s oldest vessels, which have been identified for sale.

As of June 30, 2018, there was no availability under the $460 Million Credit Facility.  Total debt repayments of $0 were made during the three and six months ended June 30, 2018 and 2017, respectively, under the $460 Million Credit Facility.  As of June 30, 2018 and December 31, 2017, the total outstanding net debt balance was $443,937 and $0, respectively.

The $460 Million Credit Facility provides for the following key terms:

•	The final maturity date of the $460 Million Credit Facility is May 31, 2023.

•

Borrowings under the $460 Million Credit Facility will bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.  Schedule amortization payments are $15,000 per quarter commencing on December 31, 2018, with a final payment of $190,000 due on the maturity date.

•

Scheduled amortization payments may be recalculated upon the Company’s request based on changes in collateral vessels, prepayments of the loan made as a result of a collateral vessel disposition as part of the

Company’s fleet renewal program, or voluntary prepayments, subject in each case to a minimum repayment profile under which the loan will be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years.  Mandatory prepayments are applied to remaining amortization payments pro rata, while voluntary prepayments are applied to remaining amortization payments in order of maturity.

•	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions.

•

Dividends may be paid after December 31, 2018 (or potentially earlier if the Company elects to change the date of its first amortization payment due December 31, 2018 to an earlier date) subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter.

•

Collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral within 120 days of such sale or disposition.  In addition:

•	we must be in compliance with the collateral maintenance test;

•	the replacement vessels must become collateral for the loan; and either

•	the replacement vessels must have an equal or greater appraised value that the collateral vessels for which they are substituted, or

•

ratio of the aggregate appraised value of the collateral vessels (including replacement vessels) to the outstanding loan amount after the collateral disposition (accounting for any prepayments of the loan by the time the replacement vessels become collateral vessels) must equal or exceed the aggregate appraised value of the collateral vessels to the outstanding loan before the collateral disposition.

•	Key financial covenants include:

•	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30 million and 7.5% of total indebtedness (no restricted cash is required);

•

minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

•	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

•	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the $460 Million Credit Facility.

•

Collateral includes the current vessels in the Company’s fleet other than the seven oldest vessels in the fleet which have been identified for sale, collateral vessel earnings and insurance, and time charters in excess of 24 months in respect of the collateral vessels.

As of June 30, 2018, the Company believed it was in compliance with all of the financial covenants under the $460 Million Credit Facility.

$400 Million Credit Facility

On November 10, 2016, the Company entered into a senior secured term loan facility, the $400 Million Credit Facility, in an aggregate principal amount of up to $400,000 with Nordea Bank Finland plc, New York Branch, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial and BNP Paribas.  On November 15, 2016, the proceeds under the $400 Million Credit Facility were used to refinance six of the Company’s prior credit facilities. The $400 Million Credit Facility was collateralized by 45 of the Company’s vessels and at December 31, 2016, required the Company to sell five remaining unencumbered vessels, which were sold during the year ended December 31, 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions.  On November 14, 2016, the Company borrowed the maximum available amount of $400,000.

The $400 Million Credit Facility had maturity date of November 15, 2021, and the principal borrowed under the facility bore interest at the LIBOR for an interest period of three months plus a margin of 3.75%.  The Company had the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which was payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017 and as of June 30, 2018 and December 31, 2017, had recorded $0 and $5,341 of PIK interest which was recorded in Long-term debt in the Condensed Consolidated Balance Sheet as of December 31, 2017.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.  Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments were adjusted to reflect the reduction of future amortization amounts.

There was no collateral maintenance testing for the $400 Million Credit Facility prior to June 30, 2018.  Thereafter, there was to be required collateral maintenance testing with a gradually increasing threshold calculated as the value of the collateral under the facility as a percentage of the loan outstanding as follows: 105% from June 30, 2018 to December 30, 2018, 115% from December 31, 2018 to December 30, 2020 and 135% thereafter.

The $400 Million Credit Facility required the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company was required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility was not to be less than $0 at all times.  The $400 Million Credit Facility had minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company was prohibited from paying dividends without lender consent through December 31, 2020.  The Company was able establish non-recourse subsidiaries to incur indebtedness or make investments, but it was restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility was subject to a cash sweep.  The cash flow sweep was 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep was required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.  During the three and six months ended June 30, 2018, the Company repaid $4,094 and $15,428 , respectively, for the excess cash flow sweep.

At June 30, 2018 and December 31, 2017, the Company had deposited $0 and $11,180, respectively, that has been reflected as noncurrent restricted cash which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility.

Total debt repayments of $393,507 (which includes $5,341 of PIK interest) and $100 were made during the three months ended June 30, 2018 and 2017, respectively, and total debt repayments of $404,941 (which includes $5,341 of PIK interest) and $200 were made during the six months ended June 30, 2018 and 2017, respectively, under the $400 Million Credit Facility.

On June 5, 2018, the $400 Million Credit Facility was refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  As of June 30, 2018 and December 31, 2017, the total outstanding net debt balance, including PIK interest as defined below, was $0 and $398,609, respectively.

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

Borrowings under the facility were available for working capital purposes.  The facility had a final maturity date of September 30, 2020, and the principal borrowed under the facility bore interest at LIBOR for an interest period of three months plus a margin of 6.125% per annum.  The facility had no fixed amortization payments for the first two years and fixed amortization payments of $2,500 per quarter thereafter.  To the extent the value of the collateral under the facility was 182% or less of the loan amount outstanding, the Borrowers were to prepay the loan from earnings received from operation of the thirteen collateral vessels after deduction of the following amounts:  costs, fees, expenses, interest, and fixed principal repayments under the facility; operating expenses relating to the thirteen vessels; and the Borrowers’ pro rata share of general and administrative expenses based on the number of vessels they owned.

The Facility Agreement required the Borrowers and, in certain cases, the Company and Holdco to comply with a number of covenants substantially similar to those in the other credit facilities of Genco and its subsidiaries, including financial covenants related to maximum leverage, minimum consolidated net worth, minimum liquidity, and dividends; collateral maintenance requirements; and other customary covenants. The Company was prohibited from paying dividends under this facility until December 31, 2018. Following December 31, 2018, the amount of dividends the Company could pay was limited based on the amount of the repayment of at least $25,000 of the loan under such facility, as well as the ratio of the value of vessels and certain other collateral pledged under such facility.  The Facility Agreement included usual and customary events of default and remedies for facilities of this nature.

Borrowings under the facility were secured by first priority mortgage on the vessels owned by the Borrowers, namely the Genco Constantine, the Genco Augustus, the Genco London, the Genco Titus, the Genco Tiberius, the Genco Hadrian, the Genco Knight, the Genco Beauty, the Genco Vigour, the Genco Predator, the Genco Cavalier, the Genco Champion, and the Genco Charger, and related collateral.  Pursuant to the Facility Agreement and a separate Guarantee executed by the Company, the Company and Holdco were acting as guarantors of the obligations of the Borrowers and each other under the Facility Agreement and its related documentation.

On November 15, 2016, the Company entered into an Amending and Restating Agreement which amended and restated the credit agreements and the guarantee for the $98 Million Credit Facility (the “Restated $98 Million Credit Facility”).  The Restated $98 Million Credit Facility provided for the following: reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility, except the minimum liquidity amount for the collateral vessels under this facility was $750 per vessel, which was reflected as restricted cash; netting of certain amounts against the measurements of the collateral maintenance covenant, which remained in place with a 140% value to loan threshold; a portion of amounts required to be maintained under the minimum liquidity covenant for this facility may, under certain circumstances, have been used to prepay the facility to maintain compliance with the collateral maintenance covenant; elimination of the original maximum leverage ratio and minimum net worth covenants; and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to those provided for in the $400 Million Credit Facility.  The minimum working capital and the total indebtedness to total capitalization were the same as the $400 Million Credit Facility.

As of June 30, 2018 and December 31, 2017, the Company had deposited $0 and $7,234, respectively, that was reflected as current restricted cash.  As of June 30, 2018 and December 31, 2017, the Company had deposited $0 and

$11,738, respectively, that was reflected as noncurrent restricted cash.  These amounts included certain restricted deposits associated with the Debt Service Account, Capex Account and minimum liquidity amount as defined in the $98 Million Credit Facility.

Total debt repayments of $91,397 and $0 were made during the three months ended June 30, 2018 and 2017, respectively, and total debt repayments of $93,939 and $0 were made during the six months ended June 30, 2018 and 2017, respectively, under the $98 Million Credit Facility.

On June 5, 2018, the $98 Million Credit Facility was refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  As of June 30, 2018 and December 31, 2017, the total outstanding net debt balance was $0 and $92,569, respectively.

2014 Term Loan Facilities

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary acquired, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed under the 2014 Term Loan Facilities were not allowed to be reborrowed.  The 2014 Term Loan Facilities had a ten-year term, and the facility amount was to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Term Loan Facilities were insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which was recorded in deferred financing fees.  Borrowings under the 2014 Term Loan Facilities bore interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings were to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments commenced six months after the actual delivery date for each respective vessel.

Borrowings under the 2014 Term Loan Facilities were secured by liens on the vessels acquired with borrowings under these facilities, namely the Baltic Hornet and Baltic Wasp, and other related assets. The Company guaranteed the obligations of the Baltic Hornet and Baltic Wasp under the 2014 Term Loan Facilities.

On November 15, 2016, the Company entered into Supplemental Agreements with lenders under our 2014 Term Loan Facilities which, among other things, amended the Company’s collateral maintenance covenants under the 2014 Term Loan Facilities to provide that such covenants would not be tested through December 30, 2017 and the minimum collateral value to loan ratio was 100% from December 31, 2017, 105% from June 30, 2018, 115% from December 31, 2018 and 135% from December 31, 2019.  These Supplemental Agreements also provided for certain other amendments to the 2014 Term Loan Facilities, which included reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to the $400 Million Credit Facility. Additionally, the minimum working capital required was the same as under the $400 Million Credit Facility.  Lastly, the maximum leverage requirement was equivalent to the debt to total capitalization requirement in the $400 Million Credit Facility.

Total debt repayments of $24,863 and $700 were made during the three months ended June 30, 2018 and 2017, respectively, and total debt repayments of $25,544 and $1,381 were made during the six months ended June 30, 2018 and 2017, respectively, under the 2014 Term Loan Facilities.

On June 5, 2018, the 2014 Term Loan Facilities were refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  At June 30, 2018 and December 31, 2017, the total outstanding net debt balance was $0 and $24,214, respectively.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Effective Interest Rate	6.25%	5.27%	6.04%	5.14%
Range of Interest Rates (excluding unused commitment fees)	4.06 % to 8.43%	3.50 % to 7.42%	3.83 % to 8.43%	3.36 % to 7.42%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$269,996	$269,996	$174,479	$174,479
Restricted cash	315	315	30,467	30,467
Floating rate debt	460,000	460,000	524,424	524,424

The carrying value of the borrowings under the $460 Million Credit Facility as of June 30, 2018 and the $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities as of December 31, 2017 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 7 — Debt for further information regarding the Company’s credit facilities.  The $460 Million Credit Facility was utilized to refinance the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities on June 5, 2018.  The carrying amounts of the Company’s other financial instruments at June 30, 2018 and December 31, 2017 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are Level 2 inputs.  During the three and six months ended June 30, 2018, the vessels assets for one and ten, respectively, of the Company’s vessels were written down as part of the impairment recorded during the three and six months ended June 30, 2018, respectively.  As of June 30, 2017, the vessel asset for the Genco Surprise was written down as part of the impairment recorded during the three and six months ended June 30, 2017. Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.  The Company did not have any Level 3 financial assets or liabilities as of June 30, 2018 and December 31, 2017.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2018	2017
Vessel stores	$667	$642
Capitalized contract costs	665	—
Prepaid items	2,495	1,452
Insurance receivable	1,421	3,498
Other	2,123	1,746
Total prepaid expenses and other current assets	$7,371	$7,338

10 - FIXED ASSETS

Fixed assets, net consists of the following:

	June 30,	December 31,
	2018	2017
Fixed assets, at cost:
Vessel equipment	$1,696	$1,375
Furniture and fixtures	462	462
Computer equipment	180	180
Total costs	2,338	2,017
Less: accumulated depreciation and amortization	(1,091)	(1,003)
Total fixed assets, net	$1,247	$1,014

Depreciation and amortization expense for fixed assets for the three months ended June 30, 2018 and 2017 was $73 and $68, respectively.  Depreciation and amortization expense for fixed assets for the six months ended June 30, 2018 and 2017 was $144 and $136, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Accounts payable	$10,751	$9,863
Accrued general and administrative expenses	3,733	2,978
Accrued vessel operating expenses	11,908	10,389
Total accounts payable and accrued expenses	$26,392	$23,230

12 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters, spot market-related time charters and vessel pools, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended June 30, 2018 and 2017, the Company earned $86,157 and $45,370 of voyage revenue, respectively. Included in voyage revenue for the three months ended June 30, 2018 and 2017 was $0 and $942 of net profit sharing revenue, respectively.  For the six months ended June 30, 2018 and 2017, the Company earned $163,073 and $83,619 of voyage revenue, respectively.  Included in voyage revenue for the six months ended June 30, 2018 and 2017, the Company earned $0 and $2,324 of net profit sharing revenue, respectively.

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

As a result of the adoption of the new revenue recognition guidance on January 1, 2018, the Company recorded a net increase to the opening retained deficit of $659 for the cumulative impact of adopting the new guidance.  The impact related primarily to the change in accounting for spot market voyage charters.  Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the latter of when the vessel departed from its last discharge port and when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port.  As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.  Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port, as well as any charter hire expenses for third-party vessels that are chartered-in.  The fuel consumption during this period is capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses.  Refer also to Note 9 — Prepaid Expenses and Other Current Assets.

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Balance Sheet:

	As of June 30, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Assets
Current assets:
Due from charterers	$14,408	$14,969	$(561)
Prepaid expenses and other current assets	7,371	6,706	665

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$26,392	$26,405	$(13)
Deferred revenue	6,399	5,553	846

Equity:
Retained deficit	$(711,263)	$(710,534)	$(729)

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Operations:

	For the Three Months Ended June 30, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Voyage revenues	$86,157	$86,196	$(39)

Voyage expenses	25,983	26,167	(184)

Net loss	(1,120)	(1,265)	145

Net loss per share-basic	$(0.03)	$(0.04)	$0.01
Net loss per share-diluted	$(0.03)	$(0.04)	$0.01

	For the Six Months Ended June 30, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Voyage revenues	$163,073	$163,328	$(255)

Voyage expenses	47,075	47,260	(185)

Net loss	(56,931)	(56,861)	(70)

Net loss per share-basic	$(1.62)	$(1.62)	$-
Net loss per share-diluted	$(1.62)	$(1.62)	$-

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Cash Flows:

	For the Six Months Ended June 30, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Cash flows from operating activities:
Change in assets and liabilities:
Increase in due from charterers	$(2,201)	$(2,114)	$(87)
Increase in prepaid expenses and other current assets	(2,910)	(2,720)	(190)
Increase in accounts payable and accrued expenses	2,284	2,291	(7)
Increase in deferred revenue	1,185	831	354

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

13 - COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that will commence immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments will be $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at June 30, 2018 and December 31, 2017 of $3,127 and $2,588, respectively.  Rent expense pertaining to this lease for the three months ended June 30, 2018 and 2017 was $452 during both periods and $904 during the six months ended June 30, 2018 and 2017.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $557 for the remainder of 2018, $2,230 annually for 2019, 2020, 2021 and 2022, and a total of $6,671 for the remaining term of the lease.

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

For the three and six months ended June 30, 2018 and 2017, the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative expenses	$—	$377	$—	$749

As of June 30, 2018, there was no unamortized stock-based compensation for the warrants and all warrants were vested.

The following table summarizes certain information about the warrants outstanding as of June 30, 2018:

	Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
	June 30, 2018			June 30, 2018
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Warrants	Price	Life	Warrants	Price	Life

$303.12	—	$—	—	8,557,461	$303.12	2.11

As of June 30, 2018 and December 31, 2017, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP vested ratably on each of the three anniversaries of August 7, 2014. As of June 30, 2018, all stock awards granted under the MIP were vested.

There were no shares that vested under the MIP during the six months ended June 30, 2018 and 2017. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2018 and 2017, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative expenses	$—	$154	$—	$306

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2018, there was $0 of unrecognized compensation cost.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of June 30, 2018, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

Stock Options

On March 23, 2017, the Company issued options to purchase 133,000 of the Company’s shares of common stock to John C. Wobensmith, Chief Executive Officer and President, with an exercise price of $11.13 per share.  One third of the options become exercisable on each of the first three anniversaries of October 15, 2016, with accelerated vesting upon a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $6.41 per share, or $853 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 79.80% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate), a risk-free interest rate of 1.68%, a dividend yield of 0%, and expected life of 3.78 years (determined using the simplified method as outlined in Staff Accounting Bulletin 14 – Share-Based Payment (“SAB Topic 14”) due to lack of historical exercise data).

On February 27, 2018, the Company issued options to purchase 122,608 of the Company’s shares of common stock to certain individuals with an exercise price of $13.69 per share.  One third of the options become exercisable on each of the first three anniversaries of February 27, 2018, with accelerated vesting that may occur following a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $7.55 per share, or $926 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 71.94% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate), a risk-free interest rate of 2.53%, a dividend yield of 0%, and expected life of 4.00 years (determined using the simplified method as outlined in SAB Topic 14 due to lack of historical exercise data).

For the three and six months ended June 30, 2018 and 2017, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative expenses	$214	$198	$337	$218

Amortization of the unamortized stock-based compensation balance of $929 as of June 30, 2018 is expected to be expensed $394, $392, $127 and $16 during the remainder of 2018 and during the years ended December 31, 2019, 2020 and 2021, respectively.  The following table summarizes the unvested option activity for the six months ended June 30, 2018:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2018 - Unvested	88,667	$11.13	$6.41
Granted	122,608	13.69	7.55
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 30, 2018 - Unvested	211,275	$12.62	$7.07

The following table summarizes certain information about the options outstanding as of June 30, 2018:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2018			June 30, 2018
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Warrants	Price	Life
$12.36	211,275	$12.62	5.27	44,333	$11.13	4.73

As of June 30, 2018 and December 31, 2017, a total of 255,608 and 133,000 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of June 30, 2018 and December 31, 2017, 118,838 and 118,838 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.  On May 17, 2017, 18,234 shares of common stock were issued to Eugene Davis, the former Chairman of the Audit Committee, in respect of vested RSUs following his departure from the Board.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2018:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2018	220,129	$11.01
Granted	51,704	14.84
Vested	(25,197)	10.12
Forfeited	—	—

Outstanding at June 30, 2018	246,636	$11.91

The total fair value of the RSUs that vested during the six months ended June 30, 2018 and 2017 was $450 and $675, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2018:

Unvested RSUs			Vested RSUs
June 30, 2018			June 30, 2018
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
246,636	$11.91	1.48	196,769	$11.23

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2018, unrecognized compensation cost of $1,376 related to RSUs will be recognized over a weighted-average period of 1.48 years.

For the three and six months ended June 30, 2018 and 2017, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative expenses	$421	$833	$788	$992

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2018 which were issued under the 2015 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2018	6,802	$5.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2018	6,802	$5.20

There were no shares that vested under the 2015 Plan during the six months ended June 30, 2018 and 2017.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2018 and 2017, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative expenses	$3	$8	$6	$16

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2018, unrecognized compensation cost of $5 related to nonvested stock will be recognized over a weighted-average period of 0.38 years.

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

On June 30, 2015, defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016.  By a Decision and Order dated April 26, 2018, the New York State Appellate Division, First Department affirmed the dismissal of the amended complaint.  The time for plaintiffs to file a motion for leave to appeal to the New York State Court of Appeals has expired.

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

16 – SUBSEQUENT EVENTS

On July 26, 2018, the Company took delivery of the Genco Weatherly, a 61,556 dwt 2014-built Ultramax vessel.  The Company utilized cash on hand to pay the remaining balance of $22,313 for the Genco Weatherly and expects to utilize proceeds from the anticipated new credit facility as described below to reimburse to the Company a portion of the purchase price.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel, to a third party.  On August 7, 2018, the Company completed the sale of the Genco Surprise.  This vessel does not serve as collateral under any of the Company’s credit facilities; therefore the Company is not required to pay down any indebtedness with the proceeds from the sale.  Refer to Note 2 —  Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the second quarter of 2018.

On July 12, 2018, the Company entered into agreements to purchase two modern, high specification 2016-built Capesize drybulk vessels for an aggregate purchase price of $98,000.  These vessels are to be renamed the Genco Defender and Genco Liberty.  The vessels are expected to be delivered to the Company during the third quarter of 2018.  The Company intends to use a combination of cash on hand and proceeds from the anticipated new credit facility as described below.

On July 13, 2018, the Company entered into a commitment letter for a new five-year senior secured credit facility (the “New Credit Facility”) to be led by Crédit Agricole Corporate & Investment Bank.  The Company intends to use proceeds from the New Credit Facility to finance or reimburse to the Company a portion of the purchase price for six vessels, two of which are noted above and four of which are referenced in Note 4 —  Vessel Acquisitions and Dispositions, which are to serve as collateral.  The aggregate principal amount of the New Credit Facility is estimated to be approximately $107,000, representing 45% of the appraised value of the six vessels.  Such amount may be drawn down in up to six borrowings.  The commitment letter provides for the following additional key terms:

•

Borrowings under the New Credit Facility will bear interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.

•

Scheduled amortization payments under the New Credit Facility are to reflect a repayment profile whereby the facility shall have been repaid to nil when the average vessel aged of the collateral vessels reaches 20 years.  Assuming borrowing of the full amount estimated above under the New Credit Facility with the third quarter of 2018, such payments are anticipated to be approximately $1,600 per quarter commending on December 31, 2018, with a final balloon payment on the maturity date.

•	Mandatory prepayments are to be applied to remaining amortization payments pro rata, while voluntary prepayments are to be applied to remaining amortization payments in order of maturity.

•

Dividends may be paid subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter.

•	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions.

•	Key financial covenants, which are expected to be based on those in the Company’s $460 Million Credit Facility, include:

•	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30,000 and 7.5% of total indebtedness;

•

minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

•	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

•	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the New Credit Facility.

Other key provisions are to be based on the $460 Million Credit Facility.  Refer to Note 7 — Debt.  The New Credit Facility is subject to definitive documentation, and borrowings thereunder are expected to be subject to customary conditions.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) the completion of definitive documentation and fulfillment of conditions precedent under our proposed New Credit Facility; (xviii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  After the expected delivery of the four Capesize vessels and one Ultramax vessel and the sale of two Handysize vessels as described below, our fleet will consist of 63 drybulk vessels, including 17 Capesize drybulk carriers, five Panamax drybulk carriers, six Ultramax drybulk carriers, 21 Supramax drybulk carriers, one Handymax drybulk carriers and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,400,000 dwt and an average age of approximately 9.2 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between August 2018 and June 2019.

See pages 46 - 50 for a table of all vessels in our fleet.

In 2017, we began implementing certain initiatives to expand our commercial platform and more actively manage the employment of our vessels.  We hired commercial directors for our major bulk and minor bulk fleets and began employment of our vessels directly with cargo owners under cargo contracts.  To better capitalize on opportunities to employ our vessels in markets around the world, we expanded our global commercial presence with the establishment of new offices in Singapore and Denmark.  Additionally, we have withdrawn all of our vessels from their respective pools and are reallocating our freight exposure to the Atlantic basin to seek to capture the earnings premium historically offered.  Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provide optionality in a potentially rising freight rate environment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

On July 12, 2018, we entered into agreements to purchase two modern, high specification Capesize drybulk vessels for an aggregate purchase price of $98.0 million.  These vessels are to be renamed the Genco Defender and Genco Liberty.  The vessels are expected to be delivered during the third quarter of 2018.  We intend to use a combination of cash on hand and proceeds from the anticipated new credit facility as described in Note 16 — Subsequent Events in our Condensed Consolidated Financial Statements.

On June 6, 2018, we entered into an agreement for the en bloc purchase of four drybulk vessels including two Capesize drybulk vessels and two Ultrabulk drybulk vessels for approximately $141.0 million.  Each vessel was built with a fuel-saving “eco” engine.  The Genco Weatherly, a 2014-built Ultramax vessel, was delivered on July 26, 2018. The remaining three vessels, which are to be renamed the Genco Columbia, the Genco Endeavour and the Genco Resolute, are expected to be delivered during the third quarter of 2018.  The Company intends to use a combination of cash on hand and proceeds from the anticipated new credit facility as described in Note 16 — Subsequent Events in our Condensed Consolidated Financial Statements.

On July 24, 2018, we entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel.  On August 7, 2018, the Company completed the sale of the Genco Surprise.  This vessel does not serve as collateral under any of our credit facilities; therefore we are not required to pay down any indebtedness with the proceeds from the sale.

On June 27, 2018, we reached agreements to sell the Genco Explorer and Genco Progress, both 1999-built Handysize vessels, and these vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2018. The sales of these vessels are expected to be completed during the fourth quarter of 2018.  These vessels do not serve as collateral under any of our credit facilities, therefore we are not required to pay down any indebtedness with the proceeds from the sales.  The sales are subject to completion of definitive documentation and customary conditions.

We report financial information and evaluate our operations by charter revenues and not by the length of ship employment for our customers, i.e., spot or time charters.  Each of our vessels serves the same type of customer, has similar operations and maintenance requirements, operates in the same regulatory environment, and is subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment in which we are engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

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

On October 27, 2016, at the 70th session of the Marine Environment Protection Committee (“MEPC”), the MEPC announced the results from a vote to ratify and formalize regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020, ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is more expensive than standard marine fuel.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

We are currently evaluating whether we will install scrubbers on our vessels or use low sulfur fuel, which will depend on such factors as relative cost and the feasibility of the technology.  We currently estimate that scrubbers would cost approximately $2-$4 million per vessel to install on any of our existing vessels.

Factors Affecting Our Results of Operations

	For the Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,183.0	1,183.0	—	—%
Panamax	546.0	546.0	—	—%
Ultramax	364.0	364.0	—	—%
Supramax	1,911.0	1,911.0	—	—%
Handymax	91.0	136.2	(45.2)	(33.2)%
Handysize	1,365.0	1,365.0	—	—%

Total	5,460.0	5,505.2	(45.2)	(0.8)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	—	—	—	—%
Supramax	49.4	—	49.4	100.0%
Handymax	—	—	—	—%
Handysize	—	—	—	—%

Total	49.4	—	49.4	100.0%

Available days (owned & chartered-in fleet) (3)
Capesize	1,182.2	1,133.5	48.7	4.3%
Panamax	546.0	455.1	90.9	20.0%
Ultramax	364.0	363.4	0.6	0.2%
Supramax	1,957.6	1,899.0	58.6	3.1%
Handymax	89.4	122.5	(33.1)	(27.0)%
Handysize	1,352.4	1,345.3	7.1	0.5%

Total	5,491.6	5,318.8	172.8	3.2%

Available days (owned fleet) (4)
Capesize	1,182.2	1,133.5	48.7	4.3%
Panamax	546.0	455.1	90.9	20.0%
Ultramax	364.0	363.4	0.6	0.2%
Supramax	1,908.2	1,899.0	9.2	0.5%
Handymax	89.4	122.5	(33.1)	(27.0)%
Handysize	1,352.4	1,345.3	7.1	0.5%

Total	5,442.2	5,318.8	123.4	2.3%

Operating days (5)
Capesize	1,182.1	1,044.0	138.1	13.2%
Panamax	541.5	453.5	88.0	19.4%
Ultramax	361.4	359.4	2.0	0.6%

	For the Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
Fleet Data:
Supramax	1,929.9	1,891.3	38.6	2.0%
Handymax	87.3	110.0	(22.7)	(20.7)%
Handysize	1,319.5	1,345.3	(25.8)	(1.9)%

Total	5,421.6	5,203.5	218.1	4.2%

Fleet utilization (6)
Capesize	99.9%	89.7%	10.2%	11.4%
Panamax	99.2%	97.4%	1.8%	1.8%
Ultramax	99.3%	98.7%	0.6%	0.6%
Supramax	98.4%	99.3%	(0.9)%	(0.9)%
Handymax	95.9%	80.8%	15.1%	18.7%
Handysize	96.7%	99.8%	(3.1)%	(3.1)%

Fleet average	98.4%	96.7%	1.7%	1.8%

	For the Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$15,162	$11,833	$3,329	28.1%
Panamax	10,209	5,186	5,023	96.9%
Ultramax	11,277	8,369	2,908	34.7%
Supramax	10,364	7,677	2,687	35.0%
Handymax	10,337	9,140	1,197	13.1%
Handysize	8,402	7,364	1,038	14.1%

Fleet average	10,964	8,351	2,613	31.3%

Daily vessel operating expenses (8)
Capesize	$4,631	$4,725	$(94)	(2.0)%
Panamax	4,007	4,460	(453)	(10.2)%
Ultramax	4,249	4,457	(208)	(4.7)%
Supramax	4,351	4,330	21	0.5%
Handymax	5,161	4,172	989	23.7%
Handysize	4,192	3,928	264	6.7%

Fleet average	4,344	4,333	11	0.3%

	For the Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	2,353.0	2,353.0	—	—%
Panamax	1,086.0	1,086.0	—	—%
Ultramax	724.0	724.0	—	—%
Supramax	3,801.0	3,801.0	—	—%
Handymax	181.0	448.8	(267.8)	(59.7)%
Handysize	2,715.0	2,754.6	(39.6)	(1.4)%

Total	10,860.0	11,167.4	(307.4)	(2.8)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%

	For the Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
Fleet Data:
Ultramax	—	—	—	—%
Supramax	49.4	—	49.4	100.0%
Handymax	—	—	—	—%
Handysize	—	—	—	—%

Total	49.4	—	49.4	100.0%

Available days (owned & chartered-in fleet) (3)
Capesize	2,319.9	2,260.5	59.4	2.6%
Panamax	1,086.0	966.7	119.3	12.3%
Ultramax	723.7	723.4	0.3	0.0%
Supramax	3,846.8	3,763.7	83.1	2.2%
Handymax	171.0	428.6	(257.6)	(60.1)%
Handysize	2,679.0	2,710.5	(31.4)	(1.2)%

Total	10,826.4	10,853.4	(26.9)	(0.2)%

Available days (owned fleet) (4)
Capesize	2,319.9	2,260.5	59.4	2.6%
Panamax	1,086.0	966.7	119.3	12.3%
Ultramax	723.7	723.4	0.3	0.0%
Supramax	3,797.4	3,763.7	33.7	0.9%
Handymax	171.0	428.6	(257.6)	(60.1)%
Handysize	2,679.0	2,710.5	(31.4)	(1.2)%

Total	10,777.0	10,853.4	(76.3)	(0.7)%

Operating days (5)
Capesize	2,319.9	2,164.9	155.0	7.2%
Panamax	1,076.0	961.6	114.4	11.9%
Ultramax	705.2	719.4	(14.2)	(2.0)%
Supramax	3,798.4	3,747.4	51.0	1.4%
Handymax	168.8	407.7	(238.9)	(58.6)%
Handysize	2,630.5	2,704.1	(73.6)	(2.7)%

Total	10,698.8	10,705.1	(6.3)	(0.1)%

Fleet utilization (6)
Capesize	99.6%	94.3%	5.3%	5.6%
Panamax	99.1%	97.8%	1.3%	1.3%
Ultramax	97.4%	99.4%	(2.0)%	(2.0)%
Supramax	98.7%	99.3%	(0.6)%	(0.6)%
Handymax	93.3%	90.8%	2.5%	2.8%
Handysize	97.7%	99.6%	(1.9)%	(1.9)%

Fleet average	98.5%	97.9%	0.6%	0.6%

	For the Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$14,464	$9,430	$5,034	53.4%
Panamax	9,601	6,413	3,188	49.7%
Ultramax	11,087	7,984	3,103	38.9%
Supramax	10,166	6,668	3,498	52.5%
Handymax	10,437	7,207	3,230	44.8%

	For the Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
Handysize	8,620	6,622	1,998	30.2%

Fleet average	10,716	7,318	3,398	46.4%

Daily vessel operating expenses (8)
Capesize	$4,666	$4,672	$(6)	(0.1)%
Panamax	4,199	4,545	(346)	(7.6)%
Ultramax	4,292	4,395	(103)	(2.3)%
Supramax	4,385	4,415	(30)	(0.7)%
Handymax	5,564	4,269	1,295	30.3%
Handysize	4,113	3,967	146	3.7%

Fleet average	4,373	4,364	9	0.2%

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

(2) Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third-party vessels.

(3) Available days (owned and chartered-in fleet).  We define available days, which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys.  Amounts for available days in the table above for the periods ended June 30, 2017 have been adjusted for our updated method of calculating available days.  Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4) Available days (owned fleet).  We define available days for the owned fleet as available days less chartered-in days.

(5) Operating days.  We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues. Amounts for operating days in the table above for the periods ended June 30, 2017 have been adjusted for our updated method of calculating available days.

(6) Fleet utilization.  We calculate fleet utilization,  which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.  Amounts for fleet utilization in the table above for the period ended June 30, 2017 have been adjusted for our updated method of calculating fleet utilization.

(7) TCE rates.  We define TCE rates as our voyage revenues less voyage expenses and charter-hire expenses, divided by the number of the available days of our owned fleet during the period, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Voyage revenues (in thousands)	$86,157	$45,370	$163,073	$83,619
Voyage expenses (in thousands)	25,983	951	47,075	4,192
Charter hire expenses (in thousands)	509	—	509	—
	59,665	44,419	115,489	79,427
Total available days for owned fleet	5,442	5,319	10,777	10,853
Total TCE rate	$10,964	$8,351	$10,716	$7,318

(8) Daily vessel operating expenses.  We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2018 and 2017 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2018	2017	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$86,157	$45,370	$40,787	89.9%

Total revenues	86,157	45,370	40,787	89.9%

Operating Expenses:
Voyage expenses	25,983	951	25,032	2,632.2%
Vessel operating expenses	23,720	23,852	(132)	(0.6)%
Charter hire expenses	509	—	509	100.0%
General and administrative expenses (inclusive of nonvested stock amortization expense of $638 and $1,570, respectively)	6,510	5,752	758	13.2%
Technical management fees	1,950	1,871	79	4.2%
Depreciation and amortization	16,450	18,185	(1,735)	(9.5)%
Impairment of vessel assets	184	3,339	(3,155)	(94.5)%
Gain on sale of vessels	—	(1,343)	1,343	(100.0)%

Total operating expenses	75,306	52,607	22,699	43.1%

Operating income (loss)	10,851	(7,237)	18,088	(249.9)%
Other expense	(11,971)	(7,276)	(4,695)	64.5%

Loss before income taxes	(1,120)	(14,513)	13,393	(92.3)%
Income tax expense	—	—	—	—

Net loss	$(1,120)	$(14,513)	$13,393	(92.3)%

Net loss per share - basic	$(0.03)	$(0.42)	$0.39	(92.9)%
Net loss per share - diluted	$(0.03)	$(0.42)	$0.39	(92.9)%
Weighted average common shares outstanding - basic	35,516,058	34,430,766	1,085,292	3.2%
Weighted average common shares outstanding - diluted	35,516,058	34,430,766	1,085,292	3.2%

EBITDA (1)	$22,912	$10,898	$12,014	110.2%

	For the Six Months Ended
	June 30,
	2018	2017	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$163,073	$83,619	$79,454	95.0%

Total revenues	163,073	83,619	79,454	95.0%

Operating Expenses:
Voyage expenses	47,075	4,192	42,883	1,023.0%
Vessel operating expenses	47,487	48,736	(1,249)	(2.6)%
Charter hire expenses	509	—	509	100.0%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,131 and $2,281, respectively)	11,727	10,661	1,066	10.0%
Technical management fees	3,898	3,852	46	1.2%
Depreciation and amortization	33,336	36,358	(3,022)	(8.3)%
Impairment of vessel assets	56,586	3,339	53,247	1,594.7%
Gain on sale of vessels	—	(7,712)	7,712	(100.0)%

Total operating expenses	200,618	99,426	101,192	101.8%

Operating loss	(37,545)	(15,807)	(21,738)	137.5%
Other expense	(19,386)	(14,305)	(5,081)	35.5%

Loss before income taxes	(56,931)	(30,112)	(26,819)	89.1%
Income tax expense	—	—	—	—%

Net loss	$(56,931)	$(30,112)	$(26,819)	89.1%

Net loss per share - basic	$(1.62)	$(0.89)	(0.73)	82.0%
Net loss per share - diluted	$(1.62)	$(0.89)	(0.73)	82.0%
Weighted average common shares outstanding - basic	35,049,615	33,965,835	1,083,780	3.2%
Weighted average common shares outstanding - diluted	35,049,615	33,965,835	1,083,780	3.2%

EBITDA (1)	$(8,683)	$20,436	$(29,119)	(142.5)%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(1,120)	$(14,513)	$(56,931)	$(30,112)
Net interest expense	7,582	7,226	14,912	14,190
Income tax expense	—	—	—	—
Depreciation and amortization	16,450	18,185	33,336	36,358

EBITDA (1)	$22,912	$10,898	$(8,683)	$20,436

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of August 7, 2018:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Oldendorff Carriers GmbH & Co. KG	August 2018	$17,450	(3)
Genco Tiberius	2007	Rio Tinto Shipping (Asia) Pte. Ltd.	September 2018	Voyage
Genco London	2007	Pan Ocean Co., Ltd.	August 2018	Voyage
Genco Titus	2007	Voest Alpine Rohstoffbeschaffungs GmbH Linz	August 2018	Voyage
Genco Constantine	2008	Rio Tinto Shipping (Asia) Pte. Ltd.	August 2018	Voyage
Genco Hadrian	2008	Oldendorff GMBH & Co. KG	July 2018	$13,000	(4)
Genco Commodus	2009	Pan Ocean Co., Ltd.	September 2018	$19,500	(5)
Genco Maximus	2009	Nippon Yusen Kabushiki Kaisha	September 2018	$14,500	(6)
Genco Claudius	2010	Pacific Bulk Cape Company Ltd.	November 2018	$15,300	(7)
Genco Tiger	2011	Classic Maritime Inc.	September 2018	$14,892	(8)
Baltic Lion	2012	Hyundai Glovis Co. Ltd., Seoul	August 2018	$19,100	(9)
Baltic Bear	2010	Oldendorff Carriers GmbH & Co. KG	October 2018	Voyage
Baltic Wolf	2010	Nippon Yusen Kabushiki Kaisha	September 2018	$16,500	(10)

Panamax Vessels
Genco Beauty	1999	Rainbow Success Shipping Ltd.	September 2018	$8,200	(11)
Genco Knight	1999	Olam International Limited	October 2018	Voyage
Genco Vigour	1999	Rainbow Success Shipping Ltd.	August 2018	$8,000	(12)
Genco Raptor	2007	United Bulk Carriers International S.A.	June 2019	96% of BPI	(13)
Genco Thunder	2007	Nordic Bulk Carriers A/S	September 2018	$14,000	(14)

Ultramax Vessels
Baltic Hornet	2014	Andirovithos Shipping Ltd.	September 2018	Voyage

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Baltic Wasp	2015	Pioneer Navigation Ltd.	September 2018	$11,000
Baltic Scorpion	2015	Ultrabulk African Services	August 2018	$14,000	(15)
Baltic Mantis	2015	Ultrabulk A/S	September 2018	$12,500	(16)
Genco Weatherly	2014	Keytrade AG	September 2018	Voyage

Supramax Vessels
Genco Predator	2005	Dead Sea Works	August 2018	Voyage
Genco Warrior	2005	Kenvilla Corp.	August 2018	Voyage
Genco Hunter	2007	MUR Shipping B.V.	August 2018	$10,000	(17)
Genco Cavalier	2007	Smith Export Terminals, Inc.	August 2018	Voyage
Genco Lorraine	2009	Pan Ocean Co., Ltd.	October 2018	$13,000	(18)
Genco Loire	2009	Dead Sea Works	September 2018	Voyage
Genco Aquitaine	2009	Amaggi S.A., Lausanne	August 2018	$15,000	(19)
Genco Ardennes	2009	Kenvilla Corp.	October 2018	Voyage
Genco Auvergne	2009	European Metals Recycling	August 2018	$14,000	(20)
Genco Bourgogne	2010	Cargill International S.A.	September 2018	$13,500	(21)
Genco Brittany	2010	Flame S.A.	August 2018	$10,900	(22)
Genco Languedoc	2010	Oldendorff Carriers GmbH & Co. KG	August 2018	$14,250	(23)
Genco Normandy	2007	Atlantic Bulk Carriers Management Ltd.	August 2018	$14,500	(24)
Genco Picardy	2005	Oldendorff Carriers GmbH & Co. KG	August 2018	$13,500	(25)
Genco Provence	2004	Ultrabulk African Services	August 2018	$12,000	(26)
Genco Pyrenees	2010	GF Trading S.A.	August 2018	Voyage
Genco Rhone	2011	Western Bulk Pte. Ltd.	September 2018	$17,750	(27)
Baltic Leopard	2009	Contegral S.A.	August 2018	Voyage
Baltic Panther	2009	Chun An Chartering Co. Ltd.	August 2018	$9,100	(28)
Baltic Jaguar	2009	DS Norden A/S	September 2018	$11,000	(29)
Baltic Cougar	2009	Western Bulk Pte. Ltd.	August 2018	$9,000	(30)

Handymax Vessels
Genco Muse	2001	Schnitzer Steel Industries Inc.	September 2018	Voyage

Handysize Vessels
Genco Progress	1999	Elmin Bauxites S.A.	August 2018	Voyage
Genco Explorer	1999	JSC Belarusian Potash Company	September 2018	Voyage
Baltic Hare	2009	Cargill International S.A.	August 2018	Voyage
Baltic Fox	2010	Oldendorff Carriers GmbH & Co. KG	August 2018	$11,000	(31)
Genco Charger	2005	Dead Sea Works	August 2018	Voyage
Genco Challenger	2003	Bunge Agritrade S.A.	August 2018	Voyage
Genco Champion	2006	Trammo, Inc.	September 2018	Voyage
Baltic Wind	2009	Cargill International S.A.	September 2018	$9,750	(32)
Baltic Cove	2010	Glencore Agriculture B.V.	August 2018	Voyage
Baltic Breeze	2010	Mosaic Global Sales, LLC	August 2018	Voyage
Genco Ocean	2010	Louis Dreyfus Company Suisse S.A.	August 2018	$11,000	(33)
Genco Bay	2010	Taurus International Shipping Ltd.	August 2018	$8,000	(34)
Genco Avra	2011	CAI Trading	August 2018	Voyage
Genco Mare	2011	Cargill International S.A.	August 2018	$9,500	(35)
Genco Spirit	2011	Guardian Navigation Worldwide Inc.	August 2018	$6,000	(36)

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

(3)

We have reached an agreement with Oldendorff Carriers GmbH & Co. KG on a time charter for approximately 40 days at a rate of $17,450 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 24, 2018.

(4)	The vessel redelivered to Genco on July 9, 2018 and is currently drydocking for scheduled maintenance.

(5)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for approximately 45 days at a rate of $19,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 23, 2018.

(6)

We have reached an agreement with Nippon Yusen Kabushiki Kaisha on a time charter for approximately 2.5 to 5.5 months at a rate of $14,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 28, 2018.

(7)

We have reached an agreement with Pacific Bulk Cape Company Ltd. on a time charter for 9.5 to 14.5 months at a rate of $15,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 20, 2018.

(8)

We have reached an agreement with Classic Maritime Inc. on a time charter for approximately 35 days at a rate of $14,892 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 28, 2018.

(9)

We have reached an agreement with Hyundai Glovis Co. Ltd., Seoul on a time charter for approximately 35 days at a rate of $19,100 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 7, 2018.

(10)

We have reached an agreement with Nippon Yusen Kabushiki Kaisha on a time charter for 3 to 6 months at a rate of $16,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on April 4, 2018.

(11)

We have reached an agreement with Rainbow Success Shipping Ltd. on a time charter for approximately 25 days at a rate of $8,200 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 7, 2018. The vessel had redelivered to Genco on August 3, 2018.

(12)

We have reached an agreement with Rainbow Success Shipping Ltd. on a time charter for approximately 20 days at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 12, 2018. The vessel had redelivered to Genco on July 7, 2018.

(13)

We have reached an agreement with United Bulk Carriers International S.A. on a spot market-related time charter for 10 to 14 months at a rate based on 96% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 22, 2018. A ballast bonus was awarded.

(14)

We have reached an agreement with Nordic Bulk Carriers A/S on a time charter for approximately 40 days at a rate of $11,000 per day. The rate then increased to $14,000 for an additional 40 days approximately. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 14, 2018.

(15)

We have reached an agreement with Ultrabulk African Services on a time charter for approximately 55 days at a rate of $14,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 12, 2018.

(16)

We have reached an agreement with Ultrabulk A/S on a time charter for a minimum of two months and maximum up to September 30, 2018 at a rate of $12,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on May 27, 2018.

(17)

We have reached an agreement with MUR Shipping B.V. on a time charter for approximately 25 days at a rate of $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 8, 2018 after repositioning. A ballast bonus was awarded after the repositioning period. The vessel had redelivered to Genco on July 2, 2018.

(18)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for 3 to 5.5 months at a rate of $13,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 4, 2018.

(19)

We have reached an agreement with Amaggi S.A., Lausanne on a time charter for approximately 45 days at a rate of $15,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 3, 2018 after repositioning.

(20)

We have reached an agreement with European Metals Recycling on a time charter for approximately 20 days at a rate of $14,000 per day. Hire is paid every 15 days in advance less a 6.25% third-party brokerage commission. The vessel is expected to deliver to charterers on or about August 11, 2018.

(21)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 40 days at a rate of $13,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 23, 2018.

(22)

We have reached an agreement with Flame S.A. on a time charter for approximately 30 days at a rate of $10,900 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 28, 2018.

(23)

We have reached an agreement with Oldendorff Carriers GmbH & Co. KG on a time charter for approximately 45 days at a rate of $14,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel is delivered to charterers on June 26, 2018.

(24)

We have reached an agreement with Atlantic Bulk Carriers Management Ltd. on a time charter for approximately 35 days at a rate of $14,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 22, 2018. The vessel had redelivered to Genco on July 3, 2018.

(25)

We have reached an agreement with Oldendorff Carriers GmbH & Co. KG on a time charter for approximately 40 days at a rate of $13,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 16, 2018.

(26)

We have reached an agreement with Ultrabulk African Services on a time charter for approximately 55 days at a rate of $12,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 18, 2018.

(27)

We have reached an agreement with Western Bulk Pte. Ltd.  on a time charter for approximately 50 days at a rate of $17,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 7, 2018.

(28)

We have reached an agreement with Chun An Chartering Co. Ltd.  on a time charter for approximately 15 days at a rate of $9,100 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 1, 2018.

(29)

We have reached an agreement with DS Norden A/S on a time charter for approximately 30 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered  to charterers on August 6, 2018

(30)

We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 35 days at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 13, 2018. The vessel had redelivered to Genco on July 4, 2018.

(31)

We have reached an agreement with Oldendorff Carriers GmbH & Co. KG on a time charter for approximately 25 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 12, 2018.

(32)

We have reached an agreement with Cargill International S.A. on a time charter for 2.5 to 5.5 months days at a rate of $9,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 18, 2018.

(33)

We have reached an agreement with Louis Dreyfus Company Suisse S.A. on a time charter for approximately 35 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 5, 2018.

(34)

We have reached an agreement with Taurus International Shipping Ltd. on a time charter for approximately 30 days at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 19, 2018. The vessel had redelivered to Genco on July 18, 2018.

(35)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 30 days at a rate of $9,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 18, 2018.

(36)

We have reached an agreement with Guardian Navigation Worldwide Inc. on a time charter for approximately 20 days at a rate of $6,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 5, 2018.

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

VOYAGE REVENUES-

For the three months ended June 30, 2018, voyage revenues increased by $40.8 million, or 89.9%, to $86.2 million as compared to $45.4 million for the three months ended June 30, 2017.  The increase in voyage revenues was primarily due to the employment of vessels on spot market voyage charters as well as higher spot market rates achieved by the majority of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 31.3% to $10,964 a day for the three months ended June 30, 2018 from $8,351 a day for the three months ended June 30, 2017.  The increase in TCE rates was primarily due to higher rates achieved by the majority of the vessels in our fleet during the second quarter of 2018 as compared to the same period last year.  During the second quarter of 2018, the drybulk freight market strengthened relative to the first quarter with sequential increases in Capesize, Supramax and Handysize average earnings as reported by the Baltic Exchange. The demand for raw materials remains strong as global steel production has increased by 4.6% in the year-to-date lead primarily by China and India at 6.0% and 5.1% growth rates, respectively.  On the supply side, net fleet growth remains low at under 2.0% since the end of last year as newbuilding deliveries have fallen significantly.  In the third quarter of 2018, TCE booked to date has been negatively impacted by the timing of strategic positioning for select Capesize and minor bulk vessels in anticipation of stronger export volumes towards the end of the third quarter and into the fourth quarter in the specific regions to which these vessels are being positioned.

For the three months ended June 30, 2018 and 2017, we had 5,460.0 and 5,505.2 ownership days, respectively. The decrease in ownership days is a result of the sale of five of our vessels during the first half of 2017.  Fleet utilization increased marginally to 98.4% during the three months ended June 30, 2018 from 96.7% during the three months ended June 30, 2017.

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

Voyage expenses increased by $25.0 million from $1.0 million during the three months ended June 30, 2017 as compared to $26.0 million during the three months ended June 30, 2018.  This increase was primarily due to the employment of vessels on spot market voyage charters during the second quarter of 2018 which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.  Additionally, there was an increase in the costs of bunkers consumed during short-term time charters during the second quarter of 2018 as compared to the second quarter of 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased marginally by $0.2 million from $23.9 million during the three months ended June 30, 2017 to $23.7 million during the three months ended June 30, 2018.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of five vessels during the first half of 2017.

Daily vessel operating expenses increased marginally to $4,344 per vessel per day for the three months ended June 30, 2018 from $4,333 per day for the three months ended March 31, 2017.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2018 were $96 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

CHARTER HIRE EXPENSES-

During the second quarter of 2018, we time chartered-in two third-party vessels which resulted in total expenses of $509.  We did not time charter-in any vessels prior to the second quarter of 2018.

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

For the three months ended June 30, 2018 and 2017, general and administrative expenses were $6.5 million and $5.8 million, respectively.  The $0.7 million increase was primarily due to an increase in legal and professional fees associated with the refinancing of our debt with the $460 Million Credit Facility (refer to Note 7 — Debt in our Condensed Consolidated Financial Statements) as well as an increase in compensation expense. These increases were partially offset by a decrease in nonvested stock amortization expense.  Refer to Note 14 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

Technical management fees increased marginally to $2.0 million during the three months ended June 30, 2018 as compared to $1.9 million during the three months ended June 30, 2017.

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

Depreciation and amortization expense decreased by $1.7 million to $16.5 million during the three months ended June 30, 2018 as compared to $18.2 million during the three months ended June 30, 2017.  This decrease was primarily due to the decrease in depreciation expense for the nine vessels that were deemed to be impaired as of February 27, 2018.  These vessels were reduced to their respective fair market values on those date and are being depreciated over their remaining useful life.  Additionally, there was a decrease in depreciation expense for the five vessels that were deemed to be impaired as of August 4, 2017 and the Genco Surprise which was initially deemed to be impaired as of June 30, 2017.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended June 30, 2018 and 2017, we recorded $0.2 million and $3.3 million of impairment of vessel assets, respectively.  On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, we reduced the carrying value of the Genco Surprise to the net sales price on June 30, 2018.  This resulted in an impairment loss of $0.2 million during the three months ended June 30, 2018.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the second quarter of 2017, we recorded a net gain on sale of vessels of $1.3 million related to the sale of the Genco Prosperity on May 16, 2017. There were no vessels sold during the second quarter of 2018.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense increased by $0.4 million from $7.2 million during the three months ended June 30, 2017 to $7.6 million during the three months ended June 30, 2018.  Net interest expense during the three months ended June 30, 2018 and 2017 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense is primarily due to a $0.9 million increase in interest expense as a result of higher interest rates during the second quarter of 2018 as compared to the second quarter of 2017.  This increase was partially offset by a $0.5 million increase in interest income earned during the second quarter of 2018 as compared to the same period during 2017 primarily as a result of interest income earned on time deposits and our cash accounts.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

LOSS ON DEBT EXTINGUISHMENT –

During the three months ended June 30, 2018, we recorded a $4.5 million loss on debt extinguishment as a result of the refinancing of our $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities with the $460 Million Credit Facility on June 5, 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

VOYAGE REVENUES-

For the six months ended June 30, 2018, voyage revenues increased by $79.5 million, or 95.0%, to $163.1 million as compared to $83.6 million for the six months ended June 30, 2017.  The increase in voyage revenues was primarily due to the employment of vessels on spot market voyage charters as well as higher spot market rates achieved by the majority of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 46.4% to $10,716 a day for the six months ended June 30, 2018 from $7,318 a day for the six months ended June 30, 2017.  The increase in TCE rates was primarily due to higher rates achieved by the majority of the vessels in our fleet during the six months ended June 30, 2018 as compared to the same period last year.

For the six months ended June 30, 2018 and 2017, we had 10,860.0 and 11,167.4 ownership days, respectively. The decrease in ownership days is a result of the sale of five of our vessels during the first half of 2017.  Fleet utilization increased marginally to 98.5% during the six months ended June 30, 2018 from 97.9% during the six months ended June 30, 2017.

VOYAGE EXPENSES-

Voyage expenses increased by $42.9 million from $4.2 million during the six months ended June 30, 2017 as compared to $47.1 million during the six months ended June 30, 2018.  This increase was primarily due to the employment of vessels on spot market voyage charters during the six months ended June 30, 2018 which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.  Additionally, there was an increase in the costs of bunkers consumed during short-term time charters during the first half 2018 as compared to the first half of 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.2 million from $48.7 million during the six months ended June 30, 2017 to $47.5 million during the six months ended June 30, 2018.  This decrease was primarily due to the operation of a smaller fleet as a result of the sale of five vessels during the first half of 2017.

Daily vessel operating expenses increased marginally to $4,373 per vessel per day for the six months ended June 30, 2018 from $4,364 per day for the six months ended June 30, 2017.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2018 were $67 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year.

CHARTER HIRE EXPENSES-

During the six months ended June 30, 2018, we time chartered-in two third-party vessels which resulted in total expenses of $509.  We did not time charter-in any vessels prior to the six months ended June 30, 2018.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2018 and 2017, general and administrative expenses were $11.7 million and $10.7 million, respectively.  The $1.0 million increase was primarily due to an increase in compensation expense as well as an increase in legal and professional fees associated with the refinancing of our debt with the $460 Million Credit Facility (refer to Note 7 — Debt in our Condensed Consolidated Financial Statements). These increases were partially offset by a decrease in nonvested stock amortization expense.  Refer to Note 14 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $3.1 million to $33.3 million during the six months ended June 30, 2018 as compared to $36.4 million during the three months ended June 30, 2017.  This decrease was primarily due to the decrease in depreciation expense for the five vessels that were deemed to be impaired as of August 4, 2017 and the Genco Surprise which was initially deemed to be impaired as of June 30, 2017.  Additionally, there was a decrease in depreciation expense for the nine vessels that were deemed to be impaired as of February 27, 2018.  These vessels were reduced to their respective fair market values on those date and are being depreciated over their remaining useful life.  There was also a decrease in the amortization of drydocking assets as there were less vessels that completed drydocking during the six months ended June 30, 2018 as compared to the same period during 2017.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding impairment.

IMPAIRMENT OF VESSEL ASSETS-

During the six months ended June 30, 2018 and 2017, we recorded $56.6 million and $3.3 million of impairment of vessel assets, respectively.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, we reduced the carrying value of the Genco Surprise to the net sales price on June 30, 2018.  This resulted in an impairment loss of $0.2 million during the six months ended June 30, 2018.

On February 27, 2018, our Board of Directors determined to dispose of the Company’s following nine vessels; the Genco Cavalier the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the six months ended June 30, 2018.  This resulted in an impairment loss of $56.4 million during the six months ended June 30, 2018.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the six months ended June 30, 2017, we recorded a net gain on sale of $7.7 million related primarily to the sale of the Genco Prosperity, the Genco Success, the Genco Carrier, the Genco Reliance and the Genco Wisdom for which the sales were completed during the first half of 2017. There were no vessels sold during the six months ended June 30, 2018.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense increased by $0.7 million from $14.2 million during the six months ended June 30, 2017 to $14.9 million during the six months ended June 30, 2018.  Net interest expense during the six months ended June 30, 2018 and 2017 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase in net interest expense is primarily due to a $1.9 million increase in interest expense as a result of higher interest rates during the first half of 2018 as compared to the first half of 2017.  This increase was partially offset by a $1.2 million increase in interest income earned during the six months ended June 30, 2018 as compared to the same period during 2017, primarily as a result of interest income earned on time deposits and our cash accounts.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

LOSS ON DEBT EXTINGUISHMENT –

During the six months ended June 30, 2018, we recorded a $4.5 million loss on debt extinguishment as a result of the refinancing of our $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities with the $460 Million Credit Facility on June 5, 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations, cash on hand, equity offerings and credit facility borrowings. We currently use our funds primarily for the acquisition of vessels generally and under our ongoing fleet renewal program, drydocking for our vessels, and satisfying working capital requirements as may be needed to support our business and make required payments under our indebtedness. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.

On June 19, 2018, we closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  We received net proceeds of approximately $109.7 million after deducting underwriters’ discounts and commissions and other expenses.  We plan to use the net proceeds to finance a portion of the purchase price for two Capesize and two Ultramax vessels that we have agreed to acquire for a purchase price of approximately $141 million, as identified in Note 4 —  Vessel Acquisitions and Dispositions.

On July 13, 2018, we entered into a commitment letter for a new five-year senior secured credit facility (the “New Credit Facility”) to be led by Crédit Agricole Corporate & Investment Bank.  We intend to use proceeds from the New Credit Facility to finance or reimburse to us a portion of the purchase price for six vessels, as identified in Note 4 —  Vessel Acquisitions and Dispositions and Note 16 — Subsequent Events of our Condensed Consolidated Financial Statements, which are to serve as collateral.  The aggregate principal amount of the New Credit Facility is estimated to be approximately $107.0 million, representing 45% of the appraised value of the six vessels.  Such amount may be drawn down in up to six borrowings.  The commitment letter provides for the following additional key terms:

•

Borrowings under the New Credit Facility will bear interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon our ratio of total net indebtedness to the last twelve months EBITDA.

•

Scheduled amortization payments under the New Credit Facility are to reflect a repayment profile whereby the facility shall have been repaid to nil when the average vessel aged of the collateral vessels reaches 20 years.  Assuming borrowing of the full amount estimated above under the New Credit Facility with the third quarter of 2018, such payments are anticipated to be approximately $1.6 million per quarter commending on December 31, 2018, with a final balloon payment on the maturity date.

•	Mandatory prepayments are to be applied to remaining amortization payments pro rata, while voluntary prepayments are to be applied to remaining amortization payments in order of maturity.

•

Dividends may be paid subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter.

•	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions.

•	Key financial covenants, which are expected to be based on those in the Company’s $460 Million Credit Facility, include:

•	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30,000 and 7.5% of total indebtedness (no restricted cash is required);

•

minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

•	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

•	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the New Credit Facility.

Other key provisions are to be based on the $460 Million Credit Facility. The New Credit Facility is subject to definitive documentation, and borrowings thereunder are expected to be subject to customary conditions.

On May 31, 2018, we entered into a five-year $460 million senior secured credit facility (the “$460 Million Credit Facility”). On June 5, 2018, proceeds of $460.0 million from the $460 Million Credit Facility were used, together with cash on hand, to refinance all of our prior credit facilities (the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities as defined in Note 7 – Debt of our Condensed Consolidated Financial Statements) into one facility, and pay down the debt of seven of the Company’s oldest vessels, which have been identified for sale.  The final maturity date of the facility is May 31, 2023.  Borrowings under the facility bear interest at LIBOR plus 325 basis points through December 31, 2018 and LIBOR plus a range of 300 to 350 basis points thereafter, dependent upon our ratio of total net indebtedness to the last twelve months EBITDA. The mandated lead arrangers and bookrunners for this facility are Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S.  Under the terms of the $460 Million Credit Facility, amortization is based on a repayment profile in which the loan will be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years, following an initial non-amortization period ending December 31, 2018; the first scheduled quarterly amortization payment on December 31, 2018 is $15.0 million, with a final payment of $190.0 million due on May 31, 2023; the amortization amounts are to be recalculated based on changes in collateral vessels upon our request; acquisitions and additional indebtedness will no longer be prohibited per the terms of our current credit facilities but will be subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions;  dividends may be paid after December 31, 2018 (or potentially earlier if the Company elects to accelerate its first amortization payment due December 31, 2018) subject to customary conditions and a limitation of 50% of consolidated net income for any period during which the collateral maintenance test ratio is 200% or less; and collateral vessels can be sold or disposed of without prepayment of the loan if replaced with a new vessel within 120 days having an equal or greater appraised value if we are in compliance with the collateral maintenance test.  Key covenants include minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30 million and 7.5% of total indebtedness; minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero; debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the facility.  Collateral includes the current vessels in our fleet other than the seven vessels identified for sale; collateral vessel earnings and insurance; and time charters in excess of 24 months in respect of the collateral vessels.

At June 30, 2018, we believe we were in compliance with all financial covenants under the $460 Million Credit Facility.

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

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure.  We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

Dividends

Our $460 Million Credit Facility currently does not allow us to pay dividends through December 31, 2018 unless we elect to change the date of our first amortization payment due under the $460 Million Credit Facility on December 31, 2018 to an earlier date.  Following December 31, 2018, under the terms of our $460 Million Credit Facility, the amount of dividends we pay is subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter.  The commitment letter entered into on July 13, 2018 for the New Credit Facility (refer to Note 16 — Subsequent Events in our Condensed Consolidated Financial Statements) reflects the same requirements for the amount of dividends as the $460 Million Credit Facility. Moreover, we would make dividend payments to our shareholders only if our Board of Directors, acting in its sole discretion, determines that such payments would be in our best interest and in compliance with relevant legal and contractual requirements. The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2018 was $25.0 million as compared to net cash used in operating activities for the six months ended June 30, 2017 of $1.2 million.  Included in the net loss during the six months ended June 30, 2018 were $56.6 million of non-cash impairment charges, as well as a $4.5 million loss on the extinguishment of debt and a $5.3 million payment on the $400 Million Credit Facility. Included in the net loss during the six months ended June 30, 2017 was a gain on sale of vessels in the amount of $7.7 million due to the sale of five vessels and paid in kind interest incurred of $3.0 million related to the $400 Million Credit Facility. Depreciation and amortization expense for the six months ended June 30, 2018 decreased by $3.0 million primarily due to the revaluation of six of our vessels that were written down to their estimated fair market value during the second and third quarters of 2017, as well as the revaluation of an additional nine of our vessels that were written down to their estimated fair market value during the first quarter of 2018.  Additionally, the fluctuation in inventories decreased by $7.9 million due to additional fuel inventory for our vessels as the result of the employment of our vessels on spot market voyage charters. There was also a $6.1 million decrease in the fluctuation in due from charterers due to the timing of payments received from charterers.  These decreases were partially offset by a $3.8 million decrease in deferred drydocking costs incurred because there were less vessels that completed drydocking during the six months ended June 30, 2018 as compared to the same period during 2017.  Lastly, there was an increase in the fluctuation in accounts payable and accrued expenses of $3.7 million and an increase in the fluctuation in prepaid expenses and other current assets of $4.9 million due to the timing of payments.

Net cash provided by investing activities was $1.9 million during the six months ended June 30, 2018 as compared to $15.8 million during the six months ended June 30, 2017.  The decrease is primarily due to $15.5 million proceeds from the sale of five vessels during the six months ended June 20, 2017 as compared to no vessels sold during the six months ended June 30, 2018.  This decrease was partially offset by a $2.5 million increase in the insurance proceeds received for hull and machinery claims primarily due to the receipt of the remaining settlement of the main engine repair claim for the Genco Tiger during the six months ended June 30, 2018.

Net cash provided by financing activities during the six months ended June 30, 2018 was $38.5 million as compared to net cash used in financing activities of $2.7 million during the six months ended June 30, 2017.  Net cash provided by financing activities of $38.5 million for the six months ended June 30, 2018 consisted primarily of the $460.0 million drawdown on the $460 Million Credit Facility and the net proceeds from the issuance of common stock on June 19, 2018 of $110.2 million partially offset by the following:  $399.6 million repayment of debt under the $400 Million Credit Facility; $93.9 million repayment of debt under the $98 Million Credit Facility; $25.5 million repayment of debt under the 2014 Term Loan Facilities; $9.7 million payment of deferred financing costs; and $3.0 million payment of debt extinguishment costs.  On June 5, 2018, the $460 Million Credit Facility refinanced the following three existing credit facilities; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.  Net cash used in financing activities of $2.7 million for the six months ended June 30, 2017 consisted of the following: $1.4 million repayment of debt under the 2014 Term Loan Facilities; $1.1 million payment of Series A Preferred Stock issuance costs; and $0.2 million repayment of debt under the $400 Million Credit Facility.

Credit Facilities

Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our current credit facilities, including the underlying financial and non-financial covenants.  We entered in to the $460 Million Credit Facility on May 31, 2018 which was used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018.

At June 30, 2018, we believed we were in compliance with all of the financial covenants under the $460 Million Credit Facility.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2018 and December 31, 2017, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions. Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2018 and December 31, 2017.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of June 30, 2018.  The table reflects the agreements to acquire four Capesize vessels and two Ultramax vessels for an aggregate purchase price of $239 million, refer to Note 4 — Vessel Acquisitions & Dispositions and Note 16 — Subsequent Events of our Condensed Consolidated Financial Statements.  We plan to finance these acquisitions with a combination of cash on hand and proceeds from the anticipated “New Credit Facility” as described in Note 16 — Subsequent Events of our Condensed Consolidated Financial Statements. The table also incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $460 Million Credit Facility, as well as other fees associated with the facility.  The following table also incorporates the future lease payments associated with the lease for our current space. Refer to Note 13 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$460,000	$15,000	$120,000	$120,000	$205,000
Interest and borrowing fees	93,686	13,161	44,743	31,101	4,681
Remainder of purchase price of vessels (2)	238,250	238,250	—	—	—
Executive employment agreement	144	144	—	—	—
Office leases	16,148	557	4,460	4,460	6,671
Totals	$808,228	$267,112	$169,203	$155,561	$216,352

(1)	Represents the six-month period ending December 31, 2018.
(2)

The timing of these obligations is based on the estimated delivery dates for the Genco Columbia, Genco Endeavour, Genco Resolute, Genco Defender and Genco Liberty.  During July 2018 we paid the remaining purchase price of $22.3 million for the Genco Weatherly, which delivered on July 26, 2018.

Interest expense has been estimated using 2.35% based on three-month LIBOR plus the applicable margin of 3.25% for the $460 Million Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  After the expected delivery of the four Capesize vessels and one Ultramax vessel and the sale of two Handysize vessels, our fleet will consist of 63 drybulk vessels, including 17 Capesize drybulk carriers, five Panamax drybulk carriers, six Ultramax drybulk carriers, 21 Supramax drybulk carriers, one Handymax drybulk carriers and 13 Handysize drybulk carriers.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs and scheduled off-hire days for our fleet through 2019 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Off-hire Days
(U.S. dollars in millions)

2018 (July 1 - December 31, 2018)	$1.7 (1)	$0.6 (2)	40 (3)
2019	$18.9 (1)	$15.4 (2)	510 (3)

(1)

Estimated drydocking costs during the remainder of 2018 and 2019 include $0.9 million and $8.0 million of costs, respectively, for vessels that could potentially be sold which were impaired during the year ended December 31, 2017 or during the six months ended June 30, 2018.

(2)

Estimated BWTS costs during the remainder of 2018 and 2019 include $0.6 million and $6.3 million of costs, respectively, for vessels that could potentially be sold which were impaired during the year ended December 31, 2017 or during the six months ended June 30, 2018.

(3)

Estimated offhire days during the remainder of 2018 and 2019 include 20 days and 210 days, respectively, for vessels that could potentially be sold which were impaired during the year ended December 31, 2017 or during the six months ended June 30, 2018.

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

During the six months ended June 30, 2018 and 2017, we incurred a total of $1.5 million and $5.3 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Two of our vessels completed drydockings during the six months ended June 30, 2018. We estimate that two of our vessels will be drydocked during the remainder of 2018 and 23 of our vessels will be drydocked during 2019.

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

During the three and six months ended June 30, 2018, we recorded losses of $0.2 million and $56.6 million, respectively, related to the impairment of vessel assets.  There was $0.2 million of impairment expense recorded during the three and six months ended June 30, 2018 for the Genco Surprise.  On July 24, 2018 we entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel at June 30, 2018, the vessel value was adjusted to its net sales price as of June 30, 2018.  Additionally, there was $56.4 million of impairment expense recorded during the six months ended June 30, 2018 for nine of our vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther.  On February 27, 2018, our Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.  As such, the future undiscounted cash flows did not exceed the net book value of these vessels and the vessel values were adjusted to their respective fair market values which resulted in an impairment loss.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

During the three and six months ended June 30, 2017, we recorded loss of $3.3 million related to the impairment of vessel assets for the Genco Surprise.  At June 30, 2017, we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Surprise; therefore we adjusted the value of the Genco Surprise to its fair market value which resulted in an impairment loss of $3.3 million.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $460 Million Credit Facility as of June 30, 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $460 Million Credit Facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2018 and December 31, 2017.  Vessels have been grouped according to their collateralized status as of June 30, 2018.  The carrying value of the Genco Cavalier, Genco Loire, Genco Lorraine, Genco Muse, Genco Normandy, Genco Surprise, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther at June 30, 2018 reflect the impairment loss recorded during 2018 for these vessels.  The carrying value of the Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour at June 30, 2018 and December 31, 2017 reflect the impairment loss recorded during 2017 for these vessels.

At June 30, 2018, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at June 30, 2018, with the exception of the Baltic Lion, Genco Tiger, the nine vessels that were written down to their fair market value during the six months ended June 30, 2018 as noted above (Genco Cavalier, Genco Loire, Genco Lorraine, Genco Muse, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther), and the six vessels that were written down to their fair market value during the year ended December 31, 2017 as noted above (Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour).  At December 31, 2017, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2017, with the exception of the Baltic Lion, Genco Tiger and the six aforementioned vessels that were written down to their fair market value during the year ended December 31, 2017.

The amount by which the carrying value at June 30, 2018 of all of the vessels in our fleet, with the exception of the 17 aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.1 million to $13.2 million per vessel, and $280.4 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2017 of all of the vessels in our fleet, with the exception of the eight aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.7 million to $15.2 million per vessel, and $395.5 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $6.5 million at June 30, 2018 and $7.6 million as of December 31, 2017.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2018	2017
$460 Million Credit Facility
Genco Commodus	2009	2009	39,221	40,191
Genco Maximus	2009	2009	39,279	40,241
Genco Claudius	2010	2009	41,208	42,211
Baltic Bear	2010	2010	40,677	41,644
Baltic Wolf	2010	2010	40,832	41,780
Baltic Lion	2009	2013	31,440	32,063
Genco Tiger	2010	2013	29,298	29,870
Genco Raptor	2007	2008	16,558	17,019
Genco Thunder	2007	2008	16,628	17,080
Baltic Scorpion	2015	2015	27,180	27,708
Baltic Mantis	2015	2015	27,435	27,965
Genco Hunter	2007	2007	18,788	19,344
Genco Warrior	2005	2007	16,263	16,842
Genco Aquitaine	2009	2010	17,821	18,267
Genco Ardennes	2009	2010	17,842	18,285
Genco Auvergne	2009	2010	18,032	18,475
Genco Bourgogne	2010	2010	18,883	19,346
Genco Brittany	2010	2010	18,904	19,365
Genco Languedoc	2010	2010	18,915	19,375
Genco Loire	2009	2010	10,960	17,646
Genco Lorraine	2009	2010	10,958	17,620
Genco Normandy	2007	2010	9,354	16,068
Baltic Leopard	2009	2009	10,962	17,679
Baltic Jaguar	2009	2010	10,964	17,716
Baltic Panther	2009	2010	10,963	17,690
Baltic Cougar	2009	2010	10,964	17,705
Genco Picardy	2005	2010	16,316	16,886
Genco Provence	2004	2010	15,301	15,855
Genco Pyrenees	2010	2010	18,864	19,333
Genco Rhone	2011	2011	19,996	20,460
Genco Bay	2010	2010	17,732	18,172
Genco Ocean	2010	2010	17,793	18,226
Genco Avra	2011	2011	18,828	19,271
Genco Mare	2011	2011	18,861	19,300
Genco Spirit	2011	2011	18,910	19,343
Genco Challenger	2003	2007	9,955	10,365
Baltic Wind	2009	2010	16,794	17,224
Baltic Cove	2010	2010	17,737	18,176

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2018	2017
Baltic Breeze	2010	2010	17,818	18,247
Baltic Fox	2010	2013	17,322	17,766
Baltic Hare	2009	2013	16,291	16,722
Genco Constantine	2008	2008	36,937	37,963
Genco Augustus	2007	2007	34,663	35,683
Genco London	2007	2007	34,042	34,958
Genco Titus	2007	2007	34,163	35,076
Genco Tiberius	2007	2007	34,601	35,616
Genco Hadrian	2008	2008	36,961	37,900
Genco Predator	2005	2007	16,286	16,862
Genco Cavalier	2007	2008	9,351	16,011
Genco Champion	2006	2008	12,750	13,179
Genco Charger	2005	2007	11,872	12,285
Baltic Hornet	2014	2014	25,634	26,146
Baltic Wasp	2015	2015	25,886	26,398
TOTAL			$1,141,993	$1,222,618

Unencumbered
Genco Beauty	1999	2005	5,863	6,075
Genco Explorer	1999	2004	3,721	3,874
Genco Knight	1999	2005	5,840	6,065
Genco Muse	2001	2005	7,541	11,459
Genco Progress	1999	2005	3,722	3,873
Genco Surprise	1998	2006	5,141	5,536
Genco Vigour	1999	2004	5,868	6,077
TOTAL			$37,696	$42,959

Consolidated Total			$1,179,689	$1,265,577

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of June 30, 2018.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At June 30, 2018 and December 31, 2017, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three and six months ended June 30, 2018 and 2017, we were subject to the following interest rates on the outstanding debt under our credit facilities:

•	$460 Million Credit Facility — three-month LIBOR plus 3.25% effective June 5, 2018, when the draw down on this facility was made

•	$400 Million Credit Facility — three-month LIBOR plus 3.75% until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

•	$98 Million Credit Facility — three-month LIBOR plus 6.125% until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

•	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50% until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

A 1% increase in LIBOR would result in an increase of $2.5 million in interest expense for the six months ended June 30, 2018.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of June 30, 2018 and December 31, 2017, we did not have any derivative financial instruments.

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

On June 30, 2015, defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016.  By a Decision and Order dated April 26, 2018, the New York State Appellate Division, First Department affirmed the dismissal of the amended complaint.  The time for plaintiffs to file a motion for leave to appeal to the New York State Court of Appeals has expired.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2017 10-K, which could materially affect our business, financial condition or future results. Below is updated information for the risk factor entitled, “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation”:

On October 27, 2016, at the 70th session of the Marine Environment Protection Committee (“MEPC”), the MEPC announced the results from a vote to ratify and formalize regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020, ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is more expensive than standard marine fuel.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

We are currently evaluating whether we will install scrubbers on our vessels or use low sulfur fuel, which will depend on such factors as relative cost and the feasibility of the technology.  We currently estimate that scrubbers would cost approximately $2-$4 million per vessel to install on any of our existing vessels.

ITEM 6.  EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(4)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(5)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.7	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(6)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1

Up to US$460,000,000 Senior Secured Credit Agreement dated May 31, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S, as Bookrunners and as Mandated Lead Arrangers, and Nordea Bank AB (publ), New York Branch as Administrative Agent.(6)

10.2	Form of Director Restricted Stock Unit Agreement dated as of May 15, 2018.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 8, 2018	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 8, 2018	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)