Form 10-Q
period 2018-09-30
GENCO SHIPPING & TRADING LTD
filed 2018-11-07
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2018: Common stock, $0.01 per share — 41,644,470 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$165,724	$174,479
Restricted cash	—	7,234
Due from charterers, net of a reserve of $515 and $246, respectively	18,536	12,855
Prepaid expenses and other current assets	10,072	7,338
Inventories	29,980	15,333
Vessels held for sale	12,996	—
Total current assets	237,308	217,239

Noncurrent assets:
Vessels, net of accumulated depreciation of $229,559 and $213,431, respectively	1,382,428	1,265,577
Deferred drydock, net of accumulated amortization of $12,366 and $9,540 respectively	10,728	13,382
Fixed assets, net of accumulated depreciation and amortization of $1,177 and $1,003, respectively	1,495	1,014
Other noncurrent assets	—	514
Restricted cash	315	23,233
Total noncurrent assets	1,394,966	1,303,720

Total assets	$1,632,274	$1,520,959

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$33,084	$23,230
Current portion of long-term debt	66,320	24,497
Deferred revenue	10,231	4,722
Total current liabilities:	109,635	52,449

Noncurrent liabilities:
Long-term lease obligations	3,576	2,588
Long-term debt, net of deferred financing costs of $17,200 and $9,032, respectively	484,480	490,895
Total noncurrent liabilities	488,056	493,483

Total liabilities	597,691	545,932

Commitments and contingencies

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,547,004 and 34,532,004 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	415	345
Additional paid-in capital	1,739,724	1,628,355
Retained deficit	(705,556)	(653,673)
Total equity	1,034,583	975,027
Total liabilities and equity	$1,632,274	$1,520,959

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Voyage revenues	$92,263	$51,161	$255,336	$134,780

Total revenues	92,263	51,161	255,336	134,780

Operating expenses:
Voyage expenses	31,475	5,550	78,551	9,743
Vessel operating expenses	25,155	25,131	72,642	73,867
Charter hire expenses	723	—	1,231	—
General and administrative expenses (inclusive of nonvested stock amortization expense of $644, $1,255, $1,776 and $3,536, respectively)	5,033	5,889	16,761	16,550
Technical management fees	2,028	1,883	5,926	5,735
Depreciation and amortization	17,269	17,836	50,605	54,194
Impairment of vessel assets	—	18,654	56,586	21,993
Gain on sale of vessels	(1,509)	—	(1,509)	(7,712)

Total operating expenses	80,174	74,943	280,793	174,370

Operating income (loss)	12,089	(23,782)	(25,457)	(39,590)

Other (expense) income:
Other income (expense)	213	(37)	272	(152)
Interest income	1,062	494	2,743	1,006
Interest expense	(7,656)	(7,857)	(24,249)	(22,559)
Loss on debt extinguishment	—	—	(4,533)	—

Other expense	(6,381)	(7,400)	(25,767)	(21,705)

Income (loss) before income taxes	5,708	(31,182)	(51,224)	(61,295)
Income tax expense	—	—	—	—

Net income (loss)	$5,708	$(31,182)	$(51,224)	$(61,295)

Net earnings (loss) per share-basic	$0.14	$(0.90)	$(1.37)	$(1.80)
Net earnings (loss) per share-diluted	$0.14	$(0.90)	$(1.37)	$(1.80)
Weighted average common shares outstanding-basic	41,618,187	34,469,998	37,263,200	34,135,736
Weighted average common shares outstanding-diluted	41,821,008	34,469,998	37,263,200	34,135,736

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$5,708	$(31,182)	$(51,224)	$(61,295)

Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$5,708	$(31,182)	$(51,224)	$(61,295)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	Series A		Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2018	$—	$345	$1,628,355	$(654,332)	$974,368

Net loss				(51,224)	(51,224)

Issuance of 7,015,000 shares of common stock		70	109,593		109,663

Nonvested stock amortization			1,776		1,776

Balance — September 30, 2018	$—	$415	$1,739,724	$(705,556)	$1,034,583

	Series A		Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2017	$120,789	$74	$1,503,784	$(594,948)	$1,029,699

Net loss				(61,295)	(61,295)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519		—

Issuance of 18,234 shares of vested RSUs		—	—		—

Nonvested stock amortization			3,536		3,536

Balance — September 30, 2017	$—	$344	$1,627,839	$(656,243)	$971,940

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(51,224)	$(61,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,605	54,194
Amortization of deferred financing costs	2,110	1,739
PIK interest, net	—	4,575
Payment of PIK interest	(5,341)	—
Amortization of nonvested stock compensation expense	1,776	3,536
Impairment of vessel assets	56,586	21,993
Gain on sale of vessels	(1,509)	(7,712)
Loss on debt extinguishment	4,533	—
Insurance proceeds for protection and indemnity claims	268	478
Insurance proceeds for loss of hire claims	58	1,781
Change in assets and liabilities:
Increase in due from charterers	(6,329)	(495)
Increase in prepaid expenses and other current assets	(5,966)	(8,001)
Increase in inventories	(14,647)	(1,837)
Decrease in other noncurrent assets	514	—
Increase in accounts payable and accrued expenses	8,169	766
Increase in deferred revenue	5,017	1,144
Increase in lease obligations	988	540
Deferred drydock costs incurred	(2,233)	(7,685)
Net cash provided by operating activities	43,375	3,721

Cash flows from investing activities:
Purchase of vessels, including deposits	(239,695)	(252)
Purchase of other fixed assets	(888)	(198)
Net proceeds from sale of vessels	10,626	15,513
Insurance proceeds for hull and machinery claims	3,466	718
Net cash (used in) provided by investing activities	(226,491)	15,781

Cash flows from financing activities:
Proceeds from the $108 Million Credit Facility	108,000	—
Proceeds from the $460 Million Credit Facility	460,000	—
Repayments on the $400 Million Credit Facility	(399,600)	(300)
Repayments on the $98 Million Credit Facility	(93,939)	—
Repayments on the 2014 Term Loan Facilities	(25,544)	(2,062)
Payment of debt extinguishment costs	(2,962)	—
Proceeds from issuance of common stock	110,249	—
Payment of common stock issuance costs	(496)	—
Payment of Series A Preferred Stock issuance costs	—	(1,103)
Payment of deferred financing costs	(11,499)	—
Net cash provided by (used in) financing activities	144,209	(3,465)

Net (decrease) increase in cash, cash equivalents and restricted cash	(38,907)	16,037

Cash, cash equivalents and restricted cash at beginning of period	204,946	169,068
Cash, cash equivalents and restricted cash at end of period	$166,039	$185,105

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of September 30, 2018, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

On June 19, 2018, the Company closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  The Company received net proceeds of $109,663 after deducting underwriters’ discounts and commissions and other expenses.

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

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of September 30, 2018:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Vigour Limited	Genco Vigour	73,941	12/15/04		1999
Genco Explorer Limited	Genco Explorer	29,952	12/17/04		1999
Genco Beauty Limited	Genco Beauty	73,941	2/7/05		1999
Genco Knight Limited	Genco Knight	73,941	2/16/05		1999
Genco Muse Limited	Genco Muse	48,913	10/14/05		2001
Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07		2003
Genco Charger Limited	Genco Charger	28,398	12/14/07		2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Champion Limited	Genco Champion	28,445	1/2/08		2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08		2007
Genco Cavalier LLC	Genco Cavalier	53,617	7/17/08	(3)	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Loire Limited	Genco Loire	53,430	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.
(3)	The Genco Cavalier was sold on October 16, 2018. Refer to Note 16 — Subsequent Events.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”).  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2018.

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

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities.  Refer to Note 7 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,	September 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$165,724	$174,479	$152,511	$133,400
Restricted cash - current	—	7,234	8,593	8,242
Restricted cash - noncurrent	315	23,233	24,001	27,426

Cash, cash equivalents and restricted cash	$166,039	$204,946	$185,105	$169,068

Inventories

Inventories consists of consumable bunkers and lubricants, which are stated at the lower of cost and net realizable value, if required.  During the three months ended March 31, 2018, the Company opted to break out these inventory assets that were previously classified as Prepaid expenses and other current assets into its own financial statement line item in the Condensed Consolidated Balance Sheets to provide a greater level of detail in the face of the financial statements.  Inventories have been increasing as the result of the employment of vessels on spot market voyage charters, which result in higher bunker inventories. This change was made retrospectively for comparability purposes, and there was no effect on the Total current assets as of September 30, 2018 and December 31, 2017 in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows.

Vessels held for sale

On June 27, 2018 and August 30, 2018, the Company reached agreements to sell the Genco Explorer and the Genco Cavalier, respectively, and these vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2018.  Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended September 30, 2018 and 2017 was $16,013 and $16,575, respectively.  Depreciation expense for vessels for the nine months ended September 30, 2018 and 2017 was $46,933 and $50,173, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2018 and December 31, 2017, the Company had an accrual of $409 and $327, respectively, related to these estimated customer claims.

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

The Company records time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each billing period.  As such, the revenue earned by the Company’s vessels that are on spot market-related time charters is subject to fluctuations of the spot market.

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

Pursuant to the new revenue recognition guidance as disclosed in Note 12 — Voyage Revenue, which was adopted during the first quarter of 2018, revenue for spot market voyage charters is now recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements.  Refer to Note 12 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters as a result of the new revenue recognition guidance adopted during the first quarter of 2018.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis, as required.  These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain of $1,020 and $269 during the three months ended September 30, 2018 and 2017, respectively, and $2,909 and $1,205 during the nine months ended September 30, 2018 and 2017, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

United States Gross Transportation Tax

The Company did not qualify for the Section 883 exemption for the year ended December 31, 2017 and believes that it will not qualify for the Section 883 exemption for the year ended December 31, 2018.  In the absence of the exemption, 50% of the Company’s gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) will be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).  The Company has recorded estimated U.S. gross transportation tax of $186 and $149 during the three months ended September 30, 2018 and 2017, respectively, and $566 and $246 during the nine months ended September 30, 2018 and 2017, respectively.  U.S. gross transportation tax has been recorded in Voyage expenses in the Condensed Consolidated Statements of Operation.

Charter hire expenses

During the second quarter of 2018, the Company began chartering-in third-party vessels.  The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions, are recorded as Charter hire expenses.

Impairment of vessel assets

During the three months ended September 30, 2018 and 2017, the Company recorded $0 and $18,654, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).  Additionally, during the nine months ended September 30, 2018 and 2017, the Company recorded $56,586 and $21,993, respectively, related to the impairment of vessel assets in accordance with ASC 360.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel, for $5,300 less a 3.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, the vessel value for the Genco Surprise was adjusted to its net sales price of $5,141 as of June 30, 2018.  This resulted in an impairment loss of $184 during the nine months ended September 30, 2018.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale.

On February 27, 2018, the Board of Directors determined to dispose of the Company’s following nine vessels: the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2018.  This resulted in an impairment loss of $56,402 during the nine months ended September 30, 2018.

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

At June 30, 2017, the Company determined that the sum of the estimated undiscounted future cash flows attributable to the Genco Surprise did not exceed the carrying value of the vessel at June 30, 2017 and reduced the carrying value of the Genco Surprise, a 1998-built Panamax vessel, to its fair market value as of June 30, 2017.  This resulted in an impairment loss of $3,339 during the nine months ended September 30, 2017.

Gain on sale of vessels

During the three and nine months ended September 30, 2018, the Company recorded a net gain of $1,509 related to the sale of vessels.  The net gain of $1,509 recorded during the three and nine months ended September 30, 2018 related primarily to the sale of the Genco Progress and Genco Surprise.

During the three and nine months ended September 30, 2017, the Company recorded a net gain of $0 and $7,712, respectively, related to the sale of vessels.  The net gain of $7,712 recorded during the nine months ended September 30, 2017 related primarily to the sale of the Genco Wisdom, the Genco Reliance, the Genco Carrier, the Genco Success and the Genco Prosperity.

Loss on debt extinguishment

During the three and nine months ended September 30, 2018, the Company recorded $0 and $4,533, respectively, related to the loss on the extinguishment of debt in accordance with ASC 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”). This loss was recognized as a result of the refinancing of the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities with the $460 Million Credit Facility on June 5, 2018 as described in Note 7 — Debt.

Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-03”),” which change the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that year.  Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.  The Company is currently evaluating the impact of this adoption on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Account” (“ASU 2017-09”).  This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that year and early adoption is permitted.  ASU 2017-09 must be applied prospectively to an award modified on or after the adoption date.  The Company adopted ASU 2017-09 during the first quarter of 2018 and there was no effect on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2016-18 must be adopted retrospectively.  The Company early adopted ASU 2016-18 during the fourth quarter of 2017. The retrospective application of ASU 2016-18 resulted in restricted cash being reclassified as a component of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  This ASU shall be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company adopted ASU 2016-15 during the first quarter of 2018.  The retrospective application of ASU 2016-15 resulted in insurance proceeds for protection and indemnity claims and loss of hire claims to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities.  These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expenses and other current assets.  Additionally, as part of ASU 2016-15, any cash payments for debt prepayment or debt extinguishment costs (including third-party costs, premiums paid and other fees paid to lenders) must be classified as cash outflows for financing activities.  Lastly, for any debt instruments that contain interest payable in-kind, any cash payments attributable to the payment of in-kind interest will be classified as cash outflows for operating activities.  There were no cash payments for in-kind interest during the nine months ended September 30, 2017.  Refer to the Condensed Consolidated Statements of Cash Flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “ASC 606”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company adopted ASC 606 during the first quarter of 2018 using the modified retrospective transition method applied to all contracts and determined that the only impact was to spot market voyage charter contracts that were not completed as of January 1, 2018. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings as of January 1, 2018. Prior periods were not retrospectively adjusted. The adoption of ASC 606 did not have a financial impact on the recognition of revenue generated from time charter agreements, spot market-related time charters and pool agreements. Refer to Note 12 — Voyage Revenue for further discussion of the financial impact on the Company’s consolidated financial statements.

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2018, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,000 for the Purchase of vessels, including deposits, $253 for the Net proceeds from sale of vessels and $34 for the Purchase of other fixed assets.  For the nine months ended September 30, 2018, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $350 for the Payment of deferred financing fees and $90 for the Payment of common stock issuance costs.

For the nine months ended September 30, 2017, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $9 for the Purchase of vessels, including deposits, and $56 for the Purchase of other fixed assets.

During the nine months ended September 30, 2018 and 2017, cash paid for interest was $20,623 and $17,837, respectively, excluding the PIK interest paid as a result of the refinancing of the $400 Million Credit Facility.  Refer to Note 7 — Debt.

During the nine months ended September 30, 2018 and 2017, there was no cash paid for estimated income taxes.

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

The Company adopted ASU 2016-15 during the first quarter of 2018 as noted in Note 2 — Summary of Significant Accounting Policies. The retrospective application of ASU 2016-15 resulted in insurance proceeds for protection and indemnity claims and loss of hire claims for the nine months ended September 30, 2017 to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities.  These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expense and other current assets.  The cash flow information for the nine months ended September 30, 2017 has been updated to reflect the adoption of ASU 2016-15 as presented in the table below:

	As Reported	As Adjusted
	September 30,	September 30,	Effect of
	2017	2017	Change
Cash Flow Data:
Net cash provided by operating activities (1)	$4,439	$3,721	$718
Net cash provided by investing activities (1)	15,063	15,781	(718)

(1)	Insurance proceeds reclassified from operating activities to investing activities as a result of the Company’s adoption of ASU 2016-15 for the nine months ended September 30, 2017 was $718.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On June 6, 2018, the Company entered into an agreement for the en bloc purchase of four drybulk vessels, including two Capesize drybulk vessels and two Ultramax drybulk vessels for approximately $141,000.  Each vessel was built with a fuel-saving “eco” engine.  The Genco Resolute, a 2015-built Capesize vessel, was delivered on August 14, 2018 and the Genco Endeavour, a 2015-built Capesize vessel, was delivered on August 15, 2018.  The Genco Weatherly, a 2014-built Ultramax vessel, was delivered on July 26, 2018 and the Genco Columbia, a 2016-built Ultramax vessel, was delivered on September 10, 2018. The Company utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility to finance the purchase.

On July 12, 2018, the Company entered into agreements to purchase two 2016-built Capesize drybulk vessels for an aggregate purchase price of $98,000.  The Genco Defender was delivered on September 6, 2018 and the Genco Liberty was delivered on September 11, 2018. The Company utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility to finance the purchase.

Vessel Dispositions

On August 30, 2018, the Company entered into an agreement to sell the Genco Cavalier, a 2007-built Supramax vessel, to a third party for $10,000 less a 2.5% broker commission payable to a third party.  The sale was completed on October 16, 2018.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2018.  The Genco Cavalier served as collateral under the $460 Million Credit Facility.  Refer to Note 16 — Subsequent Events for further information.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel, to a third party.  On August 7, 2018, the Company completed the sale of the Genco Surprise.  Refer to Note 2 —  Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the nine months ended September 30, 2018.

On June 27, 2018, the Company reached agreements to sell the Genco Explorer and the Genco Progress, both 1999-built Handysize vessels, to a third party for $5,600 each less a 3.0% broker commission payable to a third party.  The sale of the Genco Progress was completed on September 13, 2018 and the sale of the Genco Explorer is expected to be completed during the fourth quarter of 2018. The sale of the Genco Explorer is subject to completion of definitive documentation and customary conditions.  The vessel assets for the Genco Explorer have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2018.

The Genco Surprise, the Genco Explorer and the Genco Progress do not serve as collateral under any of the Company’s credit facilities; therefore the Company is not required to pay down any indebtedness with the proceeds from the sales.

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

5 - NET EARNINGS (LOSS) PER SHARE

The computation of basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  There were no anti-dilutive stock options, restricted stock or restricted stock units excluded from the computation of diluted net earnings per share during the three months ended September 30, 2018.  There were 253,438 shares of restricted stock and restricted stock units and 255,608 stock options excluded from the computation of diluted net loss per share during the nine months ended September 30, 2018 because they were anti-dilutive.  There were 331,200 shares of restricted stock and restricted stock units and 133,000 stock options excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2017.  (refer to Note 14 — Stock-Based Compensation)  The Company’s diluted net earnings (loss) per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 14 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The equity warrants have a 7-year term which commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  There were 0 unvested MIP Warrants and 3,936,761 of equity warrants excluded from the computation of diluted net earnings (loss) per share during the three and nine months ended September 30, 2018 and 2017 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net earning (loss) per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,618,187	34,469,998	37,263,200	34,135,736

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,618,187	34,469,998	37,263,200	34,135,736

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	31,965	—	—	—

Dilutive effect of restricted stock awards	170,856	—	—	—

Weighted-average common shares outstanding, diluted	41,821,008	34,469,998	37,263,200	34,135,736

6 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2018 and 2017, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2018	2017
Principal amount	$568,000	$519,083
PIK interest	—	5,341
Less: Unamortized debt financing costs	(17,200)	(9,032)
Less: Current portion	(66,320)	(24,497)

Long-term debt, net	$484,480	$490,895

	September 30, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt Financing		Debt Financing
	Principal	Cost	Principal	Cost
$460 Million Credit Facility	$460,000	$15,248	$—	$—
$108 Million Credit Facility	108,000	1,952	—	—
$400 Million Credit Facility	—	—	399,600	6,332
$98 Million Credit Facility	—	—	93,939	1,370
2014 Term Loan Facilities	—	—	25,544	1,330
PIK interest	—	—	5,341	—

Total debt	$568,000	$17,200	$524,424	$9,032

As of September 30, 2018 and December 31, 2017, $17,200 and $9,032 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $871 and $586 for the three months ended September 30, 2018 and 2017, respectively, and $2,110 and $1,739 for the nine months ended September 30, 2018 and 2017, respectively.  This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

Effective June 5, 2018, the portion of the unamortized deferred financing costs for the $400 Million Credit Facility and 2014 Term Loan Facilities that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $460 Million Credit Facility in accordance with ASC 470-50.

$108 Million Credit Facility

On August 14, 2018, the Company entered into a five-year senior secured credit facility (the “$108 Million Credit Facility”) with Crédit Agricole Corporate & Investment Bank (“CACIB”), as Structurer and Bookrunner, CACIB and Skandinaviska Enskilda Banken AB (Publ) as Mandate Lead Arrangers, CACIB as Administrative Agent and as Security Agent, and the other lenders party thereto from time to time.  The Company has used proceeds from the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels, including four Capesize Vessels and two Ultramax vessels, which were delivered to the Company during the three months ended September 30, 2018 (refer to Note 4 —  Vessel Acquisitions and Dispositions).  These six vessels also serve as collateral under the $108 Million Credit Facility.  The Company drew down a total of $108,000 during the three months ended September 30, 2018, which represents 45% of the appraised value of the six vessels.

As of September 30, 2018, there was no availability under the $108 Million Credit Facility.  Total debt repayments of $0 were made during the three and nine months ended September 30, 2018 under the $108 Million Credit Facility.  As of September 30, 2018 and December 31, 2017, the total outstanding net debt balance was $106,048 and $0, respectively.

The $108 Million Credit Facility provides for the following key terms:

•	The final maturity date of the $108 Million Credit Facility is August 14, 2023.

•

Borrowings under the $108 Million Credit Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.

•

Scheduled amortization payments under the $108 Million Credit Facility reflect a repayment profile whereby the facility shall have been repaid to nil when the average vessel aged of the collateral vessels reaches 20 years.  Based on this, the required repayments are $1,580 per quarter commencing on December 31, 2018, with a final balloon payment on the maturity date.

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

•	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants (including a collateral maintenance test) and other customary conditions.

•	Key financial covenants are substantially similar to those under the Company’s $460 Million Credit Facility and include:

•	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30,000 and 7.5% of total indebtedness;

•

minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

•	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

•	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the $108 Million Credit Facility.

As of September 30, 2018, the Company believed it was in compliance with all of the financial covenants under the $108 Million Credit Facility.

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

As of September 30, 2018, there was no availability under the $460 Million Credit Facility.  Total debt repayments of $0 were made during the three and nine months ended September 30, 2018 and 2017, respectively, under the $460 Million Credit Facility.  As of September 30, 2018 and December 31, 2017, the total outstanding net debt balance was $444,752 and $0, respectively.

The $460 Million Credit Facility provides for the following key terms:

•	The final maturity date of the $460 Million Credit Facility is May 31, 2023.

•

Borrowings under the $460 Million Credit Facility bear interest at LIBOR plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA. Scheduled amortization payments are $15,000 per quarter commencing on December 31, 2018, with a final payment of $190,000 due on the maturity date.

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

As of September 30, 2018, the Company believed it was in compliance with all of the financial covenants under the $460 Million Credit Facility.

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

The $400 Million Credit Facility had a maturity date of November 15, 2021, and the principal borrowed under the facility bore interest at the LIBOR for an interest period of three months plus a margin of 3.75%.  The Company had the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which was payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017 and as of September 30, 2018 and December 31, 2017, had recorded $0 and $5,341 of PIK interest which was recorded in Long-term debt in the Condensed Consolidated Balance Sheet as of December 31, 2017.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.  Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments were adjusted to reflect the reduction of future amortization amounts.

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

The $400 Million Credit Facility required the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company was required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility was not to be less than $0 at all times.  The $400 Million Credit Facility had minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company was prohibited from paying dividends without lender consent through December 31, 2020.  The Company was able establish non-recourse subsidiaries to incur indebtedness or make investments, but it was restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility was subject to a cash sweep.  The cash flow sweep was 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep was required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.  During the three and nine months ended September 30, 2018, the Company repaid $0 and $15,428, respectively, for the excess cash flow sweep.

At September 30, 2018 and December 31, 2017, the Company had deposited $0 and $11,180, respectively, that has been reflected as noncurrent restricted cash which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility.

Total debt repayments of $0 and $100 were made during the three months ended September 30, 2018 and 2017, respectively, and total debt repayments of $404,941 (which includes $5,341 of PIK interest) and $300 were made during the nine months ended September 30, 2018 and 2017, respectively, under the $400 Million Credit Facility.

On June 5, 2018, the $400 Million Credit Facility was refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  As of September 30, 2018 and December 31, 2017, the total outstanding net debt balance, including PIK interest as defined below, was $0 and $398,609, respectively.

$98 Million Credit Facility

On November 4, 2015, thirteen of the Company’s wholly-owned subsidiaries entered into a Facility Agreement, by and among such subsidiaries as borrowers (collectively, the “Borrowers”); Genco Holdings Limited, a direct subsidiary of Genco of which the Borrowers are direct subsidiaries (“Holdco”); certain funds managed or advised by Hayfin Capital Management, Breakwater Capital Ltd, or their nominee, as lenders; and Hayfin Services LLP, as agent and security agent (the “$98 Million Credit Facility”).  The Borrowers borrowed the maximum available amount of $98,271 under the facility on November 10, 2015.

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

As of September 30, 2018 and December 31, 2017, the Company had deposited $0 and $7,234, respectively, that was reflected as current restricted cash.  As of September 30, 2018 and December 31, 2017, the Company had deposited $0 and $11,738, respectively, that was reflected as noncurrent restricted cash.  These amounts included certain restricted deposits associated with the Debt Service Account, Capex Account and minimum liquidity amount as defined in the $98 Million Credit Facility.

There were no debt repayments during the three months ended September 30, 2018 and 2017, respectively, and total debt repayments of $93,939 and $0 during the nine months ended September 30, 2018 and 2017, respectively, under the $98 Million Credit Facility.

On June 5, 2018, the $98 Million Credit Facility was refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  As of September 30, 2018 and December 31, 2017, the total outstanding net debt balance under the $98 Million Credit Facility was $0 and $92,569, respectively.

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

Total debt repayments of $0 and $681 were made during the three months ended September 30, 2018 and 2017, respectively, and total debt repayments of $25,544 and $2,062 were made during the nine months ended September 30, 2018 and 2017, respectively, under the 2014 Term Loan Facilities.

On June 5, 2018, the 2014 Term Loan Facilities were refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  At September 30, 2018 and December 31, 2017, the total outstanding net debt balance was $0 and $24,214, respectively.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Effective Interest Rate	5.32%	5.42%	5.80%	5.24%
Range of Interest Rates (excluding unused commitment fees)	4.56 % to 5.38%	3.65 % to 7.46%	3.83 % to 8.43%	3.36 % to 7.46%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$165,724	$165,724	$174,479	$174,479
Restricted cash	315	315	30,467	30,467
Floating rate debt	568,000	568,000	524,424	524,424

The carrying value of the borrowings under the $460 Million Credit Facility and the $108 Million Credit Facility as of September 30, 2018 and the $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities as of December 31, 2017 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 7 — Debt for further information regarding the Company’s credit facilities.  The $460 Million Credit Facility was utilized to refinance the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities on June 5, 2018.  The carrying amounts of the Company’s other financial instruments at September 30, 2018 and December 31, 2017 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes which are based off of various data points, including comparable sales of similar vessels, which are Level 2 inputs.  During the nine months ended September 30, 2018, the vessels assets for ten of the Company’s vessels were written down as part of the impairment recorded during the nine months ended September 30, 2018.  As of June 30, 2017, the vessel asset for the Genco Surprise was written down as part of the impairment recorded during the nine months ended September 30, 2017.  During the three months ended September 30, 2017, the vessel assets for the five 1999-built vessels were written down as part of the impairment recorded during the three and nine months ended September 30, 2017.  Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.  The Company did not have any Level 3 financial assets or liabilities as of September 30, 2018 and December 31, 2017.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2018	2017
Vessel stores	$666	$642
Capitalized contract costs	1,676	—
Prepaid items	2,057	1,452
Insurance receivable	1,021	3,498
Other	4,652	1,746
Total prepaid expenses and other current assets	$10,072	$7,338

10 - FIXED ASSETS

Fixed assets, net consists of the following:

	September 30,	December 31,
	2018	2017
Fixed assets, at cost:
Vessel equipment	$2,000	$1,375
Furniture and fixtures	462	462
Computer equipment	210	180
Total costs	2,672	2,017
Less: accumulated depreciation and amortization	(1,177)	(1,003)
Total fixed assets, net	$1,495	$1,014

Depreciation and amortization expense for fixed assets for the three months ended September 30, 2018 and 2017 was $86 and $67, respectively.  Depreciation and amortization expense for fixed assets for the nine months ended September 30, 2018 and 2017 was $230 and $203, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Accounts payable	$17,661	$9,863
Accrued general and administrative expenses	4,460	2,978
Accrued vessel operating expenses	10,963	10,389
Total accounts payable and accrued expenses	$33,084	$23,230

12 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters, spot market-related time charters and vessel pools, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended September 30, 2018 and 2017, the Company earned $92,263 and $51,161 of voyage revenue, respectively. Included in voyage revenue for the three months ended September 30, 2018 and 2017 was $0 and $1 of net profit sharing revenue, respectively.  For the nine months ended September 30, 2018 and 2017, the Company earned $255,336 and $134,780 of voyage revenue, respectively.  Included in voyage revenue for the nine months ended September 30, 2018 and 2017, the Company earned $0 and $2,325 of net profit sharing revenue, respectively.

On January 1, 2018 the Company adopted the revenue recognition guidance under ASC 606 (refer to Note 2 — Summary of Significant Accounting Policies) using the modified retrospective method applied to contracts that were not completed as of January 1, 2018.  The financial results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and will be continued to be reported under previous guidance.

As a result of the adoption of the new revenue recognition guidance on January 1, 2018, the Company recorded a net increase to the opening retained deficit of $659 for the cumulative impact of adopting the new guidance.  The impact related primarily to the change in accounting for spot market voyage charters.  Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the latter of when the vessel departed from its last discharge port and when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port.  As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.  Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third-party vessels that are chartered-in.  The fuel consumption during this period is capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses.  Refer also to Note 9 — Prepaid Expenses and Other Current Assets.

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Balance Sheet:

	As of September 30, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Assets
Current assets:
Due from charterers	$18,536	$20,974	$(2,438)
Prepaid expenses and other current assets	10,072	8,396	1,676

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$33,084	$33,123	$(39)
Deferred revenue	10,231	8,402	1,829

Equity:
Retained deficit	$(705,556)	$(703,004)	$(2,552)

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Operations:

	For the Three Months Ended September 30, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Voyage revenues	$92,263	$95,123	$(2,860)

Voyage expenses	31,475	32,512	(1,037)

Net income	5,708	7,531	(1,823)

Net earnings per share-basic	$0.14	$0.18	$(0.04)
Net earnings per share-diluted	$0.14	$0.18	$(0.04)

	For the Nine Months Ended September 30, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Voyage revenues	$255,336	$258,450	$(3,114)

Voyage expenses	78,551	79,772	(1,221)

Net loss	(51,224)	(49,331)	(1,893)

Net loss per share-basic	$(1.37)	$(1.32)	$(0.05)
Net loss per share-diluted	$(1.37)	$(1.32)	$(0.05)

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Cash Flows:

	For the Nine Months Ended September 30, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Cash flows from operating activities:
Change in assets and liabilities:
Increase in due from charterers	$(6,329)	$(8,119)	$1,790
Increase in prepaid expenses and other current assets	(5,966)	(4,765)	(1,201)
Increase in accounts payable and accrued expenses	8,169	8,202	(33)
Increase in deferred revenue	5,017	3,680	1,337

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

13 - COMMITMENTS AND CONTINGENCIES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter will be $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commenced immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments are $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at September 30, 2018 and December 31, 2017 of $3,576 and $2,588, respectively.  Rent expense pertaining to this lease for the three months ended September 30, 2018 and 2017 was $452 during both periods and $1,356 during the nine months ended September 30, 2018 and 2017.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $557 for the remainder of 2018, $2,230 annually for 2019, 2020, 2021 and 2022, and a total of $6,671 for the remaining term of the lease.

14 - STOCK-BASED COMPENSATION

2014 Management Incentive Plan

On the Effective Date, pursuant to the Chapter 11 Plan, the Company adopted the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”). An aggregate of 966,806 shares of Common Stock were available for award under the MIP.  Awards under the MIP took the form of restricted stock grants and three tiers of MIP Warrants with staggered strike prices based on increasing equity values.  The number of shares of common stock available under the Plan represented approximately 1.8% of the shares of post-emergence Common Stock outstanding as of the Effective Date on a fully-diluted basis. Awards under the MIP were available to eligible employees, non-employee directors and/or officers of the Company and its subsidiaries (collectively, “Eligible Individuals”). Under the MIP, a committee appointed by the Board from time to time (or, in the absence of such a committee, the Board) (in either case, the “Plan Committee”) could grant a variety of stock-based incentive awards, as the Plan Committee deems appropriate, to Eligible Individuals. The MIP Warrants are exercisable on a cashless basis and contain customary anti-dilution protection in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

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

For the three and nine months ended September 30, 2018 and 2017, the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative expenses	$—	$153	$—	$902

As of September 30, 2018, there was no unamortized stock-based compensation for the warrants and all warrants were vested.

The following table summarizes certain information about the warrants outstanding as of September 30, 2018:

	Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
	September 30, 2018			September 30, 2018
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Warrants	Price	Life	Warrants	Price	Life

$303.12	—	$—	—	8,557,461	$303.12	1.86

As of September 30, 2018 and December 31, 2017, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP vested ratably on each of the three anniversaries of August 7, 2014. As of September 30, 2018, all stock awards granted under the MIP were vested.

The total fair value of MIP restricted shares that vested during the nine months ended September 30, 2018 and 2017 was $0 and $106, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2018 and 2017, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative expenses	$—	$62	$—	$368

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2018, there was $0 of unrecognized compensation cost.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of September 30, 2018, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

For the three and nine months ended September 30, 2018 and 2017, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative expenses	$216	$201	$553	$419

Amortization of the unamortized stock-based compensation balance of $713 as of September 30, 2018 is expected to be expensed $178, $392, $127 and $16 during the remainder of 2018 and during the years ended December 31, 2019, 2020 and 2021, respectively.  The following table summarizes the unvested option activity for the nine months ended September 30, 2018:

		Weighted	Weighted
	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2018 - Unvested	88,667	$11.13	$6.41
Granted	122,608	13.69	7.55
Exercisable	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2018 - Unvested	211,275	$12.62	$7.07

The following table summarizes certain information about the options outstanding as of September 30, 2018:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2018			September 30, 2018
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Warrants	Price	Life
$12.36	211,275	$12.62	5.02	44,333	$11.13	4.48

As of September 30, 2018 and December 31, 2017, a total of 255,608 and 133,000 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of September 30, 2018 and December 31, 2017, 118,838 and 118,838 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.  On May 17, 2017, 18,234 shares of common stock were issued to Eugene Davis, the former Chairman of the Audit Committee, in respect of vested RSUs following his departure from the Board.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2018:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2018	220,129	$11.01
Granted	51,704	14.84
Vested	(25,197)	10.12
Forfeited	—	—

Outstanding at September 30, 2018	246,636	$11.91

The total fair value of the RSUs that vested during the nine months ended September 30, 2018 and 2017 was $450 and $675, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2018:

Unvested RSUs			Vested RSUs
September 30, 2018			September 30, 2018
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
246,636	$11.91	1.23	196,769	$11.23

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2018, unrecognized compensation cost of $951 related to RSUs will be recognized over a weighted-average period of 1.23 years.

For the three and nine months ended September 30, 2018 and 2017, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative expenses	$425	$830	$1,213	$1,822

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2018 which were issued under the 2015 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2018	6,802	$5.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2018	6,802	$5.20

There were no shares that vested under the 2015 Plan during the nine months ended September 30, 2018 and 2017.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2018 and 2017, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative expenses	$3	$9	$10	$25

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2018, unrecognized compensation cost of $2 related to nonvested stock will be recognized over a weighted-average period of 0.13 years.

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

16 – SUBSEQUENT EVENTS

On October 24, 2018, the Company entered into an agreement to sell the Genco Muse, a 2001-built Handymax vessel, to a third party.  The sale of the vessel is expected to be completed during the fourth quarter of 2018.  This vessel does not serve as collateral under any of the Company’s credit facilities; therefore the Company will not be required to pay down any indebtedness with the proceeds from the sale.

On October 16, 2018, the Company completed the sale of the Genco Cavalier, a 2007-built Supramax vessel, to a third party for $10,000 less a 2.5% broker commission payable to a third party.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2018.  Refer also to Note 4 — Vessel Acquisitions and Dispositions.  This vessel served as collateral under the $460 Million Credit Facility; therefore, $4,947 of the net proceeds received from the sale will remain classified as restricted cash for 120 days following the sale date.  That amount can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 120 day period, the Company will be required to use the proceeds as a loan prepayment.

Based on vessel sales committed to date, the Company expects to record a net gain on the sale of Genco Explorer (see Note 4 — Vessel Acquisitions and Dispositions), Genco Muse and Genco Cavalier during the fourth quarter of 2018 of approximately $1.2 million, excluding any expenses incurred as part of the sales.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the terms of definitive documentation for the purchase and installation of exhaust gas cleaning systems, or scrubbers, for our vessels and our ability to have scrubbers installed within the price range and time frame anticipated; (xix) our ability to obtain financing for scrubbers on acceptable terms; (xx) the relative cost and availability of low sulfur and high sulfur fuel; (xxi) worldwide compliance with sulfur emissions regulations due to take effect on January 1, 2020;  and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  After giving effect to the sale of one Handymax and one Handysize vessel as described below, our fleet will consist of 61 drybulk vessels, including 17 Capesize drybulk carriers, five Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,297,000 dwt and an average age of approximately 9.3 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between November 2018 and June 2019.

See pages 47 - 51 for a table of all vessels in our fleet.

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

On July 12, 2018, we entered into agreements to purchase two modern, high specification Capesize drybulk vessels for an aggregate purchase price of $98.0 million.  These vessels were renamed the Genco Defender and the Genco Liberty (both 2016-built Capesize vessels) and were delivered during the third quarter of 2018.  We utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility as described in Note 7 — Debt in our Condensed Consolidated Financial Statements.

On June 6, 2018, we entered into an agreement for the en bloc purchase of four drybulk vessels including two Capesize drybulk vessels and two Ultramax drybulk vessels for approximately $141.0 million.  Each vessel was built with a fuel-saving “eco” engine.  These vessels were renamed the Genco Weatherly (2014-built Ultramax vessel), Genco Columbia (2016-built Ultramax vessel), Genco Endeavour (2015-built Capesize vessel) and Genco Resolute (2015-built Capesize vessel) and were delivered during the third quarter of 2018. The Company utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility as described in Note 7 — Debt in our Condensed Consolidated Financial Statements.

On August 30, 2018, we entered into an agreement to sell the Genco Cavalier, a 2007-built Supramax vessel, and the vessel assets have been classified as held for sale in our Condensed Consolidated Balance Sheet as of September 30, 2018.  The sale was completed on October 16, 2018.  The Genco Cavalier served as collateral under the $460 Million Credit Facility; therefore, $4.9 million of the net proceeds received from the sale will remain classified as restricted cash for 120 days following the sale date. That amount can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral, we will be required to use the proceeds as a loan prepayment.

On July 24, 2018, we entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel.  On August 7, 2018, the Company completed the sale of the Genco Surprise.  This vessel does not serve as collateral under any of our credit facilities; therefore, we are not required to pay down any indebtedness with the proceeds from the sale.

On June 27, 2018, we reached agreements to sell the Genco Explorer and Genco Progress, both 1999-built Handysize vessels.  The sale of the Genco Progress was completed on September 13, 2018, and the sale of the Genco Explorer is expected to be completed during the fourth quarter of 2018.  The vessel assets for the Genco Explorer have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2018. These vessels do not serve as collateral under any of our credit facilities; therefore, we are not required to pay down any indebtedness with the proceeds from the sales.  The sales are subject to completion of definitive documentation and customary conditions.

The Genco Cavalier, the Genco Surprise, the Genco Explorer and Genco Progress are part of our previously announced fleet renewal program.  We therefore intend to redeploy the net proceeds from the sales of these vessels towards the acquisition of replacement vessels.

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

Over the course of 2018, the United States has imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, have undertaken retaliatory actions with the implementation of tariffs on select U.S. products. Most notably in terms of drybulk trade volumes, is China’s tariff placed upon U.S. soybean exports. To date, our observation of trade flows has been that China has increased its market share of Brazilian soybeans, while U.S. shipments have been re-directed to other destinations such as Latin America and Europe.

On October 27, 2016, at the 70th session of the Marine Environment Protection Committee (“MEPC”), the MEPC announced the results from a vote to ratify and formalize regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020, ships will now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

We plan to install scrubbers on our 17 Capesize vessels with options for installation on an additional 15 minor bulk vessels.  We expect the balance of our fleet will consume compliant, low sulfur fuel beginning in 2020 but will continue to evaluate other options.  We also plan to continue to sell older, less fuel-efficient vessels and redeploy sale proceeds towards modern, fuel-efficient vessels to further reduce emissions.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2018 and 2017 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2018	2017	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,334.5	1,196.0	138.5	11.6%
Panamax	497.1	552.0	(54.9)	(9.9)%
Ultramax	455.2	368.0	87.2	23.7%
Supramax	1,932.0	1,932.0	—	—%
Handymax	92.0	92.0	—	—%
Handysize	1,362.1	1,380.0	(17.9)	(1.3)%

Total	5,673.0	5,520.0	153.0	2.8%

	For the Three Months Ended
	September 30,		Increase
	2018	2017	(Decrease)	% Change
Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	—	—	—	—%
Supramax	—	—	—	—%
Handymax	37.0	—	37.0	100.0%
Handysize	27.6	—	27.6	100.0%

Total	64.5	—	64.5	100.0%

Available days (owned & chartered-in fleet) (3)
Capesize	1,288.0	1,195.7	92.3	7.7%
Panamax	496.1	501.9	(5.8)	(1.1)%
Ultramax	448.8	365.9	82.9	22.6%
Supramax	1,928.6	1,864.2	64.4	3.5%
Handymax	129.0	91.2	37.8	41.4%
Handysize	1,389.5	1,380.0	9.5	0.7%

Total	5,680.0	5,399.0	281.0	5.2%

Available days (owned fleet) (4)
Capesize	1,288.0	1,195.7	92.3	7.7%
Panamax	496.1	501.9	(5.8)	(1.1)%
Ultramax	448.8	365.9	82.9	22.6%
Supramax	1,928.6	1,864.2	64.4	3.5%
Handymax	92.0	91.2	0.8	0.9%
Handysize	1,361.9	1,380.0	(18.1)	(1.3)%

Total	5,615.4	5,399.0	216.5	4.0%

Operating days (5)
Capesize	1,286.1	1,162.4	123.7	10.6%
Panamax	472.0	501.5	(29.5)	(5.9)%
Ultramax	445.4	365.9	79.4	21.7%
Supramax	1,911.5	1,841.9	69.6	3.8%
Handymax	124.0	87.4	36.7	41.9%
Handysize	1,383.9	1,349.1	34.8	2.6%

Total	5,622.8	5,308.1	314.7	5.9%

Fleet utilization (6)
Capesize	98.5%	97.2%	1.3%	1.3%
Panamax	94.9%	99.8%	(4.9)%	(4.9)%
Ultramax	97.8%	99.4%	(1.6)%	(1.6)%
Supramax	98.9%	97.8%	1.1%	1.1%
Handymax	96.2%	95.0%	1.2%	1.3%
Handysize	99.6%	97.8%	1.8%	1.8%

Fleet average	98.5%	97.9%	0.6%	0.6%

	For the Three Months Ended
	September 30,		Increase
	2018	2017	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$15,168	$12,180	$2,988	24.5%
Panamax	9,319	9,329	(10)	(0.1)%
Ultramax	8,063	8,509	(446)	(5.2)%
Supramax	10,014	7,461	2,553	34.2%
Handymax	11,948	7,665	4,283	55.9%
Handysize	8,719	6,262	2,457	39.2%

Fleet average	10,696	8,448	2,248	26.6%

Daily vessel operating expenses (8)
Capesize	$5,172	$5,019	$153	3.0%
Panamax	4,039	4,391	(352)	(8.0)%
Ultramax	4,879	4,592	287	6.3%
Supramax	4,246	4,729	(483)	(10.2)%
Handymax	3,928	4,102	(174)	(4.2)%
Handysize	4,008	3,986	22	0.6%

Fleet average	4,434	4,553	(119)	(2.6)%

	For the Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,687.5	3,549.0	138.5	3.9%
Panamax	1,583.1	1,638.0	(54.9)	(3.4)%
Ultramax	1,179.2	1,092.0	87.2	8.0%
Supramax	5,733.0	5,733.0	—	—%
Handymax	273.0	540.8	(267.8)	(49.5)%
Handysize	4,077.1	4,134.6	(57.5)	(1.4)%

Total	16,532.9	16,687.4	(154.5)	(0.9)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	—	—	—	—%
Supramax	49.4	—	49.4	100.0%
Handymax	37.0	—	37.0	100.0%
Handysize	27.6	—	27.6	100.0%

Total	114.0	—	114.0	100.0%

Available days (owned & chartered-in fleet) (3)
Capesize	3,608.0	3,456.3	151.7	4.4%
Panamax	1,582.1	1,468.6	113.5	7.7%
Ultramax	1,172.5	1,087.7	84.8	7.8%
Supramax	5,775.4	5,623.4	152.0	2.7%
Handymax	299.9	518.3	(218.4)	(42.1)%
Handysize	4,067.5	4,087.6	(20.1)	(0.5)%

Total	16,505.4	16,241.9	263.5	1.6%

	For the Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)	% Change

Available days (owned fleet) (4)
Capesize	3,608.0	3,456.3	151.7	4.4%
Panamax	1,582.1	1,468.6	113.5	7.7%
Ultramax	1,172.5	1,087.7	84.8	7.8%
Supramax	5,726.0	5,623.4	102.6	1.8%
Handymax	262.9	518.3	(255.4)	(49.3)%
Handysize	4,039.9	4,087.6	(47.7)	(1.2)%

Total	16,391.4	16,241.9	149.5	0.9%

Operating days (5)
Capesize	3,606.0	3,327.3	278.7	8.4%
Panamax	1,547.9	1,461.8	86.1	5.9%
Ultramax	1,152.3	1,083.7	68.6	6.3%
Supramax	5,707.3	5,584.7	122.6	2.2%
Handymax	292.9	494.2	(201.3)	(40.7)%
Handysize	4,011.8	4,051.1	(39.3)	(1.0)%

Total	16,318.2	16,002.8	315.4	2.0%

Fleet utilization (6)
Capesize	99.2%	95.3%	3.9%	4.1%
Panamax	97.8%	98.4%	(0.6)%	(0.6)%
Ultramax	97.7%	99.2%	(1.5)%	(1.5)%
Supramax	98.7%	98.7%	—%	—%
Handymax	94.5%	91.4%	3.1%	3.4%
Handysize	98.3%	99.0%	(0.7)%	(0.7)%

Fleet average	98.5%	97.8%	0.7%	0.7%

	For the Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$14,716	$10,381	$4,335	41.8%
Panamax	9,513	7,410	2,103	28.4%
Ultramax	9,930	8,172	1,758	21.5%
Supramax	10,115	6,936	3,179	45.8%
Handymax	10,965	7,309	3,656	50.0%
Handysize	8,655	6,505	2,150	33.1%

Fleet average	10,710	7,698	3,012	39.1%

Daily vessel operating expenses (8)
Capesize	$4,849	$4,789	$60	1.3%
Panamax	4,149	4,493	(344)	(7.7)%
Ultramax	4,518	4,462	56	1.3%
Supramax	4,338	4,521	(183)	(4.0)%
Handymax	5,012	4,240	772	18.2%
Handysize	4,078	3,973	105	2.6%

Fleet average	4,394	4,427	(33)	(0.7)%

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

(3) Available days (owned and chartered-in fleet).  We define available days, which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys.  Amounts for available days in the table above for the periods ended September 30, 2017 have been adjusted for our updated method of calculating available days.  Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4) Available days (owned fleet).  We define available days for the owned fleet as available days less chartered-in days.

(5) Operating days.  We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues. Amounts for operating days in the table above for the periods ended September 30, 2017 have been adjusted for our updated method of calculating available days.

(6) Fleet utilization.  We calculate fleet utilization,  which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.  Amounts for fleet utilization in the table above for the period ended September 30, 2017 have been adjusted for our updated method of calculating fleet utilization.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Voyage revenues (in thousands)	$92,263	$51,161	$255,336	$134,780
Voyage expenses (in thousands)	31,475	5,550	78,551	9,743
Charter hire expenses (in thousands)	723	—	1,231	—
	60,065	45,611	175,554	125,037
Total available days for owned fleet	5,615.4	5,399.0	16,391.4	16,241.9
Total TCE rate	$10,696	$8,448	$10,710	$7,698

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2018 and 2017 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2018	2017	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$92,263	$51,161	$41,102	80.3%

Total revenues	92,263	51,161	41,102	80.3%

Operating Expenses:
Voyage expenses	31,475	5,550	25,925	467.1%
Vessel operating expenses	25,155	25,131	24	0.1%
Charter hire expenses	723	—	723	100.0%
General and administrative expenses (inclusive of nonvested stock amortization expense of $644 and $1,255, respectively)	5,033	5,889	(856)	(14.5)%
Technical management fees	2,028	1,883	145	7.7%
Depreciation and amortization	17,269	17,836	(567)	(3.2)%
Impairment of vessel assets	—	18,654	(18,654)	(100.0)%
Gain on sale of vessels	(1,509)	—	(1,509)	100.0%

Total operating expenses	80,174	74,943	5,231	7.0%

Operating income (loss)	12,089	(23,782)	35,871	(150.8)%
Other expense	(6,381)	(7,400)	1,019	(13.8)%

Income (loss) before income taxes	5,708	(31,182)	36,890	(118.3)%
Income tax expense	—	—	—	—

Net income (loss)	$5,708	$(31,182)	$36,890	(118.3)%

Net earnings (loss) per share - basic	$0.14	$(0.90)	$1.04	(115.6)%
Net earnings (loss) per share - diluted	$0.14	$(0.90)	$1.04	(115.6)%
Weighted average common shares outstanding - basic	41,618,187	34,469,998	7,148,189	20.7%
Weighted average common shares outstanding - diluted	41,821,008	34,469,998	7,351,010	21.3%

EBITDA (1)	$29,571	$(5,983)	$35,554	(594.3)%

	For the Nine Months Ended
	September 30,
	2018	2017	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$255,336	$134,780	$120,556	89.4%

Total revenues	255,336	134,780	120,556	89.4%

Operating Expenses:
Voyage expenses	78,551	9,743	68,808	706.2%
Vessel operating expenses	72,642	73,867	(1,225)	(1.7)%
Charter hire expenses	1,231	—	1,231	100.0%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,776 and $3,536, respectively)	16,761	16,550	211	1.3%
Technical management fees	5,926	5,735	191	3.3%
Depreciation and amortization	50,605	54,194	(3,589)	(6.6)%
Impairment of vessel assets	56,586	21,993	34,593	157.3%
Gain on sale of vessels	(1,509)	(7,712)	6,203	(80.4)%

Total operating expenses	280,793	174,370	106,423	61.0%

Operating loss	(25,457)	(39,590)	14,133	(35.7)%
Other expense	(25,767)	(21,705)	(4,062)	18.7%

Loss before income taxes	(51,224)	(61,295)	10,071	(16.4)%
Income tax expense	—	—	—	—%

Net loss	$(51,224)	$(61,295)	$10,071	(16.4)%

Net loss per share - basic	$(1.37)	$(1.80)	0.43	(23.9)%
Net loss per share - diluted	$(1.37)	$(1.80)	0.43	(23.9)%
Weighted average common shares outstanding - basic	37,263,200	34,135,736	3,127,464	9.2%
Weighted average common shares outstanding - diluted	37,263,200	34,135,736	3,127,464	9.2%

EBITDA (1)	$20,887	$14,452	$6,435	44.5%

(1)

EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$5,708	$(31,182)	$(51,224)	$(61,295)
Net interest expense	6,594	7,363	21,506	21,553
Income tax expense	—	—	—	—
Depreciation and amortization	17,269	17,836	50,605	54,194

EBITDA (1)	$29,571	$(5,983)	$20,887	$14,452

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of November 6, 2018:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	Daiichi Chuo Kisen Kaisha	December 2018	$23,900	(3)
Genco Tiberius	2007	Pan Ocean Co., Ltd.	November 2018	$24,000	(4)
Genco London	2007	Minmetals Logistics Zhejang Co. Ltd.	December 2018	$19,500	(5)
Genco Titus	2007	Vale International S.A.	November 2018	Voyage
Genco Constantine	2008	Pan Ocean Co., Ltd.	November 2018	$21,200	(6)
Genco Hadrian	2008	Nippon Yusen Kabushiki Kaisha	January 2019	Voyage
Genco Commodus	2009	Trafigura Maritime Logistics Pte. Ltd./Rio Tinto Shipping (Asia) Pte. Ltd.	November/ December 2018	Voyage
Genco Maximus	2009	Vale International S.A.	December 2018	Voyage
Genco Claudius	2010	Pacific Bulk Cape Company Ltd.	December 2018	$15,300	(7)
Genco Tiger	2011	Kawasaki Kisen Kaisha Ltd.	November 2018	102.5% of BCI	(8)
Baltic Lion	2012	Pacific Bulk Cape Company Ltd.	November 2018	$5,000	(9)
Baltic Bear	2010	Nippon Yusen Kabushiki Kaisha	November 2018	Voyage
Baltic Wolf	2010	Nippon Yusen Kabushiki Kaisha	January 2019	$23,500	(10)
Genco Resolute	2015	Oldendorff Carriers GmbH & Co. KG	November 2018	Voyage
Genco Endeavour	2015	EZDK	November 2018	Voyage
Genco Defender	2016	Polaris Shipping	December 2018	Voyage
Genco Liberty	2016	EZDK	November 2018	Voyage

Panamax Vessels
Genco Beauty	1999	Rainbow Success Ltd.	November 2018	$9,250	(11)
Genco Knight	1999	Grand Fortune Marine Ltd.	November 2018	$11,250	(12)
Genco Vigour	1999	Sinocean Shipping Co. Ltd.	November 2018	$9,250	(13)
Genco Raptor	2007	United Bulk Carriers International S.A.	June 2019	96% of BPI	(14)

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Genco Thunder	2007	Nordic Bulk Carriers A/S	November 2018	$14,750	(15)

Ultramax Vessels
Baltic Hornet	2014	Andirovithos Shipping Ltd.	November 2018	Voyage
Baltic Wasp	2015	Pioneer Navigation Ltd.	November 2018	$11,000
Baltic Scorpion	2015	Cargill International S.A.	December 2018	$9,500	(16)
Baltic Mantis	2015	D/S Norden	November 2018	$12,000	(17)
Genco Weatherly	2014	Cargill International S.A.	November 2018	$21,000	(18)
Genco Columbia	2016	Canpotex Shipping Services	November 2018	$5,000	(19)

Supramax Vessels
Genco Predator	2005	Dead Sea Works	November 2018	Voyage
Genco Warrior	2005	Rudolph A. Oetker A/S & Co. KG	December 2018	$9,995	(20)
Genco Hunter	2007	Olam International Ltd.	November 2018	Voyage
Genco Lorraine	2009	Pan Ocean Co., Ltd.	November 2018	$13,000	(21)
Genco Loire	2009	CCCC-Int Shipping Corp.	February 2019	$15,100	(22)
Genco Aquitaine	2009	Brampton Shipping S.A.	November 2018	Voyage
Genco Ardennes	2009	Cargill International S.A.	November 2018	Voyage
Genco Auvergne	2009	Camden Iron and Metal	December 2018	Voyage
Genco Bourgogne	2010	Bunge S.A. GVA	November 2018	$19,250	(23)
Genco Brittany	2010	Canpotex Shipping Services	January 2019	$11,000	(24)
Genco Languedoc	2010	Louis Dreyfus Company Suisse S.A.	December 2018	$21,000	(25)
Genco Normandy	2007	Gavilon Fertilizers LLC	December 2018	Voyage
Genco Picardy	2005	PCL Shipping Pte. Ltd.	November 2018	$14,075	(26)
Genco Provence	2004	Western Bulk Pte. Ltd.	February 2019	$13,500	(27)
Genco Pyrenees	2010	Cargill International S.A.	November 2018	$16,000	(28)
Genco Rhone	2011	Arcelormittal	November 2018	Voyage
Baltic Leopard	2009	Olam International Ltd.	December 2018	Voyage
Baltic Panther	2009	Elim Spring Maritime	December 2018	$8,000	(29)
Baltic Jaguar	2009	Cargill International S.A.	November 2018	$12,750	(30)
Baltic Cougar	2009	Western Bulk Pte. Ltd.	December 2018	$10,500	(31)

Handymax Vessels
Genco Muse	2001	Carbones Holding GmbH	November 2018	Voyage

Handysize Vessels
Genco Explorer	1999	Sucres et Denrees, Paris	November 2018	Voyage
Baltic Hare	2009	Olam International Ltd.	November 2018	Voyage
Baltic Fox	2010	Raffles Shipping International Pte. Ltd.	December 2018	Voyage
Genco Charger	2005	Denofa	November 2018	Voyage
Genco Challenger	2003	D.J. Joseph Co.	November 2018	Voyage
Genco Champion	2006	Gavilon Grain	November 2018	Voyage
Baltic Wind	2009	Cargill International S.A.	November 2018	$9,750	(32)
Baltic Cove	2010	Louis Dreyfus Company Freight Asia Pte. Ltd.	December 2018	Voyage
Baltic Breeze	2010	Mat Metals Trade DMCC	November 2018	Voyage
Genco Ocean	2010	Olam International Ltd.	November 2018	Voyage
Genco Bay	2010	Dachex Shipping Pte. Ltd.	December 2018	Voyage
Genco Avra	2011	Trafigura Maritime Logistics Pte. Ltd.	November 2018	$11,250	(33)
Genco Mare	2011	Transammonia	November 2018	Voyage
Genco Spirit	2011	EDC Trading LLC	January 2019	Voyage

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

(3)

We have reached an agreement with Daiichi Chuo Kisen Kaisha on a time charter for approximately 80 days at a rate of $23,900 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 5, 2018.

(4)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for approximately 30 days at a rate of $24,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 18, 2018.

(5)

We have reached an agreement with Minmetals Logistics Zhejang Co. Ltd. on a time charter for approximately 35 days at a rate of $19,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers November 4, 2018.

(6)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for approximately 50 days at a rate of $21,200 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers September 12, 2018.

(7)

We have reached an agreement with Pacific Bulk Cape Company Ltd. on a time charter for 9.5 to 14.5 months at a rate of $15,300 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on January 20, 2018.

(8)

We have reached an agreement with Kawasaki Kisen Kaisha Ltd. on a spot market-related time charter for 3.5 to 6 months at a rate based on 102.50% of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel is delivered to charterers August 6, 2018.

(9)

We have reached an agreement with Pacific Bulk Cape Company Ltd. on a time charter for approximately 65 days at a rate of $5,000 per day. If the time charter extends beyond 65 days, the hire rate will be $22,000 for the remainder of the time charter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on September 20, 2018.

(10)

We have reached an agreement with Nippon Yusen Kabushiki Kaisha on a time charter for 3 to 6 months at a rate of $23,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on September 25, 2018.

(11)

We have reached an agreement with Rainbow Success Ltd. on a time charter for approximately 25 days at a rate of $9,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on November 6, 2018.

(12)

We have reached an agreement with Grand Fortune Marine Ltd. on a time charter for approximately 25 days at a rate of $11,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 26, 2018. The vessel had previously redelivered to Genco on October 24, 2018.

(13)

We have reached an agreement with Sinocean Shipping Co. Ltd. on a time charter for approximately 25 days at a rate of $9,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered charterers on October 29, 2018.

(14)

We have reached an agreement with United Bulk Carriers International S.A. on a spot market-related time charter for 10 to 14 months at a rate based on 96% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 25, 2018. A ballast bonus was awarded.

(15)

We have reached an agreement with Nordic Bulk Carriers A/S on a time charter for approximately 40 days at a rate of $11,000 per day. The rate then increased to $14,000 for an additional 40 days and $14,750 for approximately 40 days subsequent. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 14, 2018.

(16)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 65 days at a rate of $9,500 per day. If the time charter extends beyond 65 days, the hire rate will be $14,750 for the remainder of the time charter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 19, 2018. The vessel had previously redelivered to Genco on October 16, 2018.

(17)

We have reached an agreement with D/S Norden on a time charter approximately 45 days at a rate of $12,000 per day. If the time charter extends beyond 45 days, the hire rate will be $15,500 for the remainder of the time charter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 11, 2018.

(18)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 40 days at a rate of $21,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 19, 2018.

(19)

We have reached an agreement with Canpotex Shipping Services on a time charter for approximately 65 days at a rate of $5,000 per day. If the time charter extends beyond 65 days, the hire rate will be $13,500 for the remainder of the time charter. Hire is paid every 15 days in advance less a 1.25% third-party brokerage commission. The vessel delivered to charterers on September 14, 2018.

(20)

We have reached an agreement with Rudolph A. Oetker A/S & Co. KG on a time charter for approximately 40 days at a rate of $9,995 per day. If the time charter extends beyond 40 days, the hire rate will be $14,000 for the remainder of the time charter. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 28, 2018.

(21)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for 3 to 5.5 months at a rate of $13,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on July 4, 2018.

(22)

We have reached an agreement with CCCC-Int Shipping Corp. on a time charter for approximately 90 days at a rate of $15,100 per day. Hire is paid every 15 days in advance less a 5% third-party brokerage commission. The vessel is expected to deliver to charterers on or about November 9, 2018.

(23)

We have reached an agreement with Bunge S.A. GVA on a time charter for approximately 35 days at a rate of $19,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 9, 2018.

(24)

We have reached an agreement with Canpotex Shipping Services on a time charter for approximately 60 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 1.25% third-party brokerage commission. The vessel delivered to charterers on November 1, 2018.

(25)

We have reached an agreement with Louis Dreyfus Company Suisse S.A. on a time charter for approximately 40 days at a rate of $21,000 per day.  Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 31, 2018. The vessel had previously redelivered to Genco on October 19, 2018.

(26)

We have reached an agreement with PCL Shipping Pte. Ltd. on a time charter for approximately 60 days at a rate of $14,075 per day. Hire is paid every 15 days in advance less a 6.75% third-party brokerage commission. The vessel delivered to charterers on September 7, 2018.

(27)

We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 4 to 6.5 months at a rate of $13,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 23, 2018.

(28)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 30 days at a rate of $16,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 11, 2018.

(29)

We have reached an agreement with Elim Spring Maritime on a time charter for approximately 25 days at a rate of $8,000 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on November 7, 2018.

(30)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 35 days at a rate of $12,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on October 21, 2018.

(31)

We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 2.5 to 5 months at a rate of $10,500 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 18, 2018.

(32)

We have reached an agreement with Cargill International S.A. on a time charter for approximately 2.5 to 5.5 months days at a rate of $9,750 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on June 18, 2018.

(33)

We have reached an agreement with Trafigura Maritime Logistics Pte. Ltd. on a time charter for approximately 50 days at a rate of $11,250 per day. Hire is paid every 15 days in advance less a 5.00% third-party brokerage commission. The vessel delivered to charterers on August 29, 2018.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

VOYAGE REVENUES-

For the three months ended September 30, 2018, voyage revenues increased by $41.1 million, or 80.3%, to $92.3 million as compared to $51.2 million for the three months ended September 30, 2017.  The increase in voyage revenues was primarily due to the employment of vessels on spot market voyage charters as well as higher spot market rates achieved by the majority of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 26.6% to $10,696 a day for the three months ended September 30, 2018 from $8,448 a day for the three months ended September 30, 2017.  The increase in TCE rates was primarily due to higher rates achieved by the majority of the vessels in our fleet during the third quarter of 2018 as compared to the same period last year.  During the third quarter of 2018, we repositioned select Capesize and minor bulk vessels, given our market expectations through the balance of the year. During the third quarter of 2018, the drybulk freight market strengthened relative to the second quarter with sequential increases in Capesize, Panamax, and Supramax average earnings as reported by the Baltic Exchange. Demand for raw materials remains strong as global steel production has increased in the year-to-date led primarily by growth in both China and India. On the supply side, global net fleet growth has remained low in the year-to-date primarily driven by a significant reduction in newbuilding vessel deliveries as compared to the prior year period.

For the three months ended September 30, 2018 and 2017, we had 5,673.0 and 5,520.0 ownership days, respectively. The increase in ownership days is primarily a result of the delivery of six vessels during the third quarter of 2018 partially offset by the sale of two vessels during the third quarter of 2018.  Fleet utilization increased marginally to 98.5% during the three months ended September 30, 2018 from 97.9% during the three months ended September 30, 2017.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  There are certain other non-specified voyage expenses such as commissions which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on spot market voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  Voyage expenses also include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.  Additionally, we record the lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis, if required.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

Voyage expenses increased by $25.9 million from $5.6 million during the three months ended September 30, 2017 as compared to $31.5 million during the three months ended September 30, 2018.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during the third quarter of 2018 which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.  Additionally, there was an increase in the costs of bunkers consumed during short-term time charters during the third quarter of 2018 as compared to the third quarter of 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased marginally from $25.1 million during the three months ended September 30, 2017 to $25.2 million during the three months ended September 30, 2018.  The increase was primarily a result of the delivery of six vessels during the third quarter of 2018, partially offset by a decrease in drydocking related expenses and a decrease in the timing of expenses related to spare parts.

Daily vessel operating expenses decreased to $4,434 per vessel per day for the three months ended September 30, 2018 from $4,553 per day for the three months ended September 30, 2017.  The decrease in daily vessel operating expense was predominantly due to lower expenses related to maintenance, drydocking, spare parts and stores, partially offset by higher expenses related to crewing.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2018 were $6 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

CHARTER HIRE EXPENSES-

During the third quarter of 2018, we time chartered-in two third-party vessels which resulted in total expenses of $0.7 million.  We did not time charter-in any vessels prior to the second quarter of 2018.

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

For the three months ended September 30, 2018 and 2017, general and administrative expenses were $5.0 million and $5.9 million, respectively.  The $0.9 million decrease was primarily due to a decrease in nonvested stock amortization expense.  Refer to Note 14 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

Technical management fees increased marginally to $2.0 million during the three months ended September 30, 2018 as compared to $1.9 million during the three months ended September 30, 2017.

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

Depreciation and amortization expense decreased by $0.5 million to $17.3 million during the three months ended September 30, 2018 as compared to $17.8 million during the three months ended September 30, 2017.  This decrease was primarily due to the decrease in depreciation expense for the nine vessels that were deemed to be impaired as of February 27, 2018.  These vessels were reduced to their respective fair market values on those date and are being depreciated over their remaining useful life.  Additionally, there was a decrease in depreciation expense for the five vessels that were deemed to be impaired as of August 4, 2017, of which two vessels were sold during the third quarter of 2018.  These decreases were offset by an increase in depreciation expense for the six vessels delivered during the third quarter of 2018. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2018 and 2017, we recorded $0 and $18.7 million of impairment of vessel assets, respectively.  On August 4, 2017, our Board of Directors determined to dispose of the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these vessels did not exceed the net book value for each vessel, we reduced the carrying value of these vessels to their respective fair market values at August 4, 2017.  This resulted in an $18.7 million impairment loss during the three months ended September 30, 2017.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the third quarter of 2018, we recorded a net gain on sale of vessels of $1.5 million related the sale of the Genco Progress on September 13, 2018 and the sale of the Genco Surprise on August 7, 2018. There were no vessels sold during the third quarter of 2017.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $0.8 million from $7.4 million during the three months ended September 30, 2017 to $6.6 million during the three months ended September 30, 2018.  Net interest expense during the three months ended September 30, 2018 and 2017 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease in net interest expense is primarily due to $0.6 million increase in interest income during the third quarter of 2018 as compared to the same period during 2017 as result of interest earned on our cash accounts and time deposits.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

VOYAGE REVENUES-

For the nine months ended September 30, 2018, voyage revenues increased by $120.5 million, or 89.4%, to $255.3 million as compared to $134.8 million for the nine months ended September 30, 2017.  The increase in voyage revenues was primarily due to the employment of vessels on spot market voyage charters as well as higher spot market rates achieved by the majority of our vessels.

The average TCE rate of our fleet increased 39.1% to $10,710 a day for the nine months ended September 30, 2018 from $7,698 a day for the nine months ended September 30, 2017.  The increase in TCE rates was primarily due to higher rates achieved by the majority of the vessels in our fleet during the nine months ended September 30, 2018 as compared to the same period last year.

For the nine months ended September 30, 2018 and 2017, we had 16,532.9 and 16,687.4 ownership days, respectively. The decrease in ownership days is a result of the sale of five of our vessels during the first half of 2017 as compared to the delivery of six vessels and sale of two vessels during the third quarter of 2018.  Fleet utilization increased marginally to 98.5% during the nine months ended September 30, 2018 from 97.8% during the nine months ended September 30, 2017.

VOYAGE EXPENSES-

Voyage expenses increased by $68.9 million from $9.7 million during the nine months ended September 30, 2017 as compared to $78.6 million during the nine months ended September 30, 2018.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during the nine months ended September 30, 2018 which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.  Additionally, there was an increase in the costs of bunkers consumed during short-term time charters during the nine months ended September 30, 2018 as compared to the same period during 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.3 million from $73.9 million during the nine months ended September 30, 2017 to $72.6 million during the nine months ended September 30, 2018.  This decrease was primarily due to the timing of drydocking related expenses.

Daily vessel operating expenses decreased to $4,394 per vessel per day for the nine months ended September 30, 2018 from $4,427 per day for the nine months ended September 30, 2017.  The decrease in daily vessel operating expenses was predominantly due to lower drydocking related expenses, partially offset by higher expenses related to the purchase of stores.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2018 were $46 below the weighted-average budgeted rate of $4,440 per vessel per day for the entire year.

CHARTER HIRE EXPENSES-

During the nine months ended September 30, 2018, we time chartered-in four third-party vessels which resulted in total expenses of $1.2 million.  We did not time charter-in any vessels prior to the nine months ended September 30, 2018.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $16.8 million and $16.6 million, respectively.  The $0.2 million increase was primarily due to an increase in compensation expense as well as an increase in legal and professional fees associated with the refinancing of our debt with the $460 Million Credit Facility (refer to Note 7 — Debt in our Condensed Consolidated Financial Statements). These increases were partially offset by a decrease in nonvested stock amortization expense.  Refer to Note 14 — Stock-Based Compensation in our Condensed Consolidated Financial Statements for further information.

TECHNICAL MANAGEMENT FEES-

Technical management fees increased marginally to $5.9 million during the nine months ended September 30, 2018 as compared to $5.7 million during the nine months ended September 30, 2017.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $3.6 million to $50.6 million during the nine months ended September 30, 2018 as compared to $54.2 million during the nine months ended September 30, 2017.  This decrease was primarily due to the decrease in depreciation expense for the nine vessels that were deemed to be impaired as of February 27, 2018.  Additionally, there was a decrease in depreciation expense for the five vessels that were deemed to be impaired as of August 4, 2017, of which two vessels were sold during the third quarter of 2018.  These vessels were reduced to their respective fair market values on those dates and are being depreciated over their remaining useful life.  There was also a decrease in the amortization of drydocking assets as there were less vessels that completed drydocking during the nine months ended September 30, 2018 as compared to the same period during 2017.  These decreases were partially offset by an increase in depreciation expense for the six vessels delivered during the third quarter of 2018.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding impairment.

IMPAIRMENT OF VESSEL ASSETS-

During the nine months ended September 30, 2018 and 2017, we recorded $56.6 million and $22.0 million of impairment of vessel assets, respectively.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, we reduced the carrying value of the Genco Surprise to the net sales price on June 30, 2018.  This resulted in an impairment loss of $0.2 million during the nine months ended September 30, 2018.

On February 27, 2018, our Board of Directors determined to dispose of the Company’s following nine vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the nine months ended September 30, 2018.  This resulted in an impairment loss of $56.4 million during the nine months ended September 30, 2018.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the nine months ended September 30, 2018, we recorded a net gain on sale of vessels of $1.5 million related to the sale of the Genco Progress and the Genco Surprise during the third quarter of 2018.  During the nine months ended September 30, 2017, we recorded a net gain on sale of vessels of $7.7 million related primarily to the sale of the Genco Prosperity, the Genco Success, the Genco Carrier, the Genco Reliance and the Genco Wisdom for which the sales were completed during the first half of 2017.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased marginally by $0.1 million from $21.6 million during the nine months ended September 30, 2017 to $21.5 million during the nine months ended September 30, 2018.  Net interest expense during the nine months ended September 30, 2018 and 2017 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

LOSS ON DEBT EXTINGUISHMENT –

During the nine months ended September 30, 2018, we recorded a $4.5 million loss on debt extinguishment as a result of the refinancing of our $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities with the $460 Million Credit Facility on June 5, 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations, cash on hand, equity offerings and credit facility borrowings. We currently use our funds primarily for the acquisition of vessels generally and under our ongoing fleet renewal program, drydocking for our vessels, and satisfying working capital requirements as may be needed to support our business and make required payments under our indebtedness. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.  We expect that our fuel costs and fuel inventories will increase beginning in 2019 as a result of sulfur emission regulations due to take effect on January 1, 2010.

On June 19, 2018, we closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  We received net proceeds of approximately $109.7 million after deducting underwriters’ discounts and commissions and other expenses.  We used the net proceeds to finance a portion of the purchase price for the two Capesize and two Ultramax vessels that we acquired during the third quarter of 2018.  Refer to Note 4 —  Vessel Acquisitions and Dispositions.

On August 14, 2018, we entered into a five-year senior secured credit facility (the “$108 Million Credit Facility”) with Crédit Agricole Corporate & Investment Bank.  We have used proceeds from the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels, as identified in Note 4 —  Vessel Acquisitions and Dispositions, which were delivered during the third quarter of 2018 and serve as collateral under the $108 Million Credit Facility.  We drew down a total of $108.0 million during the third quarter of 2018, which represents 45% of the appraised value of the six vessels.  The final maturity date of the $108 Million Credit Facility is August 14, 2023. The $108 Million Credit Facility provides for the following additional key terms:

•

Borrowings under the $108 Million Credit Facility bear interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon our ratio of total net indebtedness to the last twelve months EBITDA.

•

Scheduled amortization payments under the $108 Million Credit Facility reflect a repayment profile whereby the facility shall have been repaid to nil when the average vessel aged of the collateral vessels reaches 20 years.  Based on this, the required repayments are $1.6 million per quarter commencing on December 31, 2018, with a final balloon payment on the maturity date.

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

•	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions.

•	Key financial covenants, which are based on those in our $460 Million Credit Facility, include:

•	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30.0 million and 7.5% of total indebtedness (no restricted cash is required);

•

minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

•	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

•	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the $108 Million Credit Facility.

At September 30, 2018, we believe we were in compliance with all financial covenants under the $108 Million Credit Facility.

On May 31, 2018, we entered into a five-year $460 million senior secured credit facility (the “$460 Million Credit Facility”). On June 5, 2018, proceeds of $460.0 million from the $460 Million Credit Facility were used, together with cash on hand, to refinance all of our prior credit facilities (the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities as defined in Note 7 – Debt of our Condensed Consolidated Financial Statements) into one facility, and pay down the debt of seven of the Company’s oldest vessels, which have been identified for sale. The mandated lead arrangers and bookrunners for this facility are Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S.  Below are the key terms of this facility:

•	The final maturity date of the facility is May 31, 2023.

•

Borrowings under the facility bear interest at LIBOR plus 325 basis points through December 31, 2018 and LIBOR plus a range of 300 to 350 basis points thereafter, dependent upon our ratio of total net indebtedness to the last twelve months EBITDA.

•

Amortization is based on a repayment profile in which the loan will be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years, following an initial non-amortization period ending December 31, 2018; the first scheduled quarterly amortization payment on December 31, 2018 is $15.0 million, with a final payment of $190.0 million due on May 31, 2023; the amortization amounts are to be recalculated based on changes in collateral vessels upon our request.

•	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions.

•

Dividends may be paid after December 31, 2018 (or potentially earlier if the Company elects to accelerate its first amortization payment due December 31, 2018) subject to customary conditions and a limitation of 50% of consolidated net income for any period during which the collateral maintenance test ratio is 200% or less.

•

Collateral vessels can be sold or disposed of without prepayment of the loan if replaced with a new vessel within 120 days having an equal or greater appraised value if we are in compliance with the collateral maintenance test.

•	Key covenants include:
•	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30 million and 7.5% of total indebtedness;

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

•

Collateral includes the current vessels in our fleet other than the seven vessels identified for sale; collateral vessel earnings and insurance; and time charters in excess of 24 months in respect of the collateral vessels.

At September 30, 2018, we believe we were in compliance with all financial covenants under the $460 Million Credit Facility.

While supply and demand fundamentals have been improving since 2017, persistent, historically low rates prior to 2017 resulted in decreases in our prior period revenues.  As a result, we experienced negative cash flows, and in turn, our liquidity had been negatively impacted.  To address our liquidity and covenant compliance issues at the time, in November 2016 we refinanced or amended our credit facilities and completed a $125 million capital raise.  Based on current market conditions, we believe these measures are sufficient to address such issues and that our capital resources are sufficient to fund our operations for at least the next twelve months. Given the commencement of quarterly amortization payments of $16.6 million under our credit facilities on December 31, 2018 and anticipated capital expenditures relating to installation of BWTS and scrubbers on our vessels for environmental regulatory compliance during 2019, we anticipate that our cash expenditures will increase.

We intend to finance a significant portion of the cost associated with scrubbers on our vessels with borrowings as described further under “Capital Expenditures” below.  Moreover, in the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure.  We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

Dividends

Under the terms of our $460 Million Credit Facility and our $108 Million Credit Facility, we may pay dividends following December 31, 2018, subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter.  We may pay dividends earlier than this if we elect to change the date of our first amortization payment due under the $460 Million Credit Facility on December 31, 2018 to an earlier date.  The declaration and payment of any dividend is subject to the discretion of our Board of Directors, which expects to consider the appropriateness of dividend payments to our shareholders in light of our best interest and relevant legal and contractual requirements. The principal business factors that our Board of Directors would consider when determining the timing and amount of dividend payments would be our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2018 was $43.4 million as compared to $3.7 million for the nine months ended September 30, 2017.  Included in the net loss during the nine months ended September 30, 2018 were $56.6 million of non-cash impairment charges, as well as a $4.5 million loss on the extinguishment of debt, a $5.3 million payment on the $400 Million Credit Facility and gains totaling $1.5 million arising from the sale of vessels due to the sale of two vessels. Included in the net loss during the nine months ended September 30, 2017 were $22.0 million of non-cash impairment charges, as well as paid in kind interest incurred of $4.6 million related to the $400 Million Credit Facility and a gain on sale of vessels in the amount of $7.7 million due to the sale of five vessels. Depreciation and amortization expense for the nine months ended September 30, 2018 decreased by $3.6 million primarily due to the revaluation of nine of our vessels that were written down to their estimated fair market value during the first quarter of 2018, as well as the revaluation of six of our vessels that were written down to their estimated fair market value during the second and third quarters of 2017.  These decreases in depreciation were partially offset by an increase in depreciation expense for the six vessels delivered during the third quarter of 2018.  Additionally, the fluctuation in inventories increased by $12.8 million due to additional fuel inventory for our vessels as the result of the employment of our vessels on spot market voyage charters. There was also a $5.8 million increase in the fluctuation in due from charterers due to the timing of payments received from charterers.  These changes were offset by a $5.5 million decrease in deferred drydocking costs incurred because there were less vessels that completed drydocking during the nine months ended September 30, 2018 as compared to the same period during 2017.  Lastly, there was an increase in the fluctuation in accounts payable and accrued expenses of $7.4 million and an increase in the fluctuation in deferred revenue of $3.9 million due to the timing of payments.

Net cash used in investing activities was $226.5 million during the nine months ended September 30, 2018 as compared to net cash provided by investing activities of $15.8 million during the nine months ended September 30, 2017.  Net cash used in investing activities during the nine months ended September 30, 2018 consisted primarily of $239.7 million purchase of vessels related to the six vessels that delivered to us during the third quarter of 2018.  This cash outflow during the nine months ended September 30, 2018 was partially offset by $10.6 million proceeds from the sale of two vessels during the third quarter of 2018 and $3.5 million of proceeds received for hull and machinery claims related primarily to the receipt of the remaining insurance settlement for the main engine repair claim for the Genco Tiger.  Net cash provided by investing activities during the nine months ended September 30, 2017 consisted primarily of $15.5 million proceeds from the sale of five vessels during the nine months ended September 30, 2017 and $0.7 million of proceeds received for various hull and machinery claims.

Net cash provided by financing activities during the nine months ended September 30, 2018 was $144.2 million as compared to net cash used in financing activities of $3.5 million during the nine months ended September 30, 2017.  Net cash provided by financing activities of $144.2 million for the nine months ended September 30, 2018 consisted primarily of the $460.0 million drawdown on the $460 Million Credit Facility, the $108.0 million drawdown on the $108 Million Credit Facility and the net proceeds from the issuance of common stock on June 19, 2018 of $109.8 million partially offset by the following:  $399.6 million repayment of debt under the $400 Million Credit Facility; $93.9 million repayment of debt under the $98 Million Credit Facility; $25.5 million repayment of debt under the 2014 Term Loan Facilities; $11.5 million payment of deferred financing costs; and $3.0 million payment of debt extinguishment costs.  On August 14, 2018, we entered into the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels acquired during the three months ended September 30, 2018.  On June 5, 2018, the $460 Million Credit Facility refinanced the following three existing credit facilities; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.  Net cash used in financing activities of $3.5 million for the nine months ended September 30, 2017 consisted of the following: $2.1 million repayment of debt under the 2014 Term Loan Facilities; $1.1 million payment of Series A Preferred Stock issuance costs; and $0.3 million repayment of debt under the $400 Million Credit Facility.

Credit Facilities

Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our current credit facilities, including the underlying financial and non-financial covenants.  We entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Additionally, we entered into the $460 Million Credit Facility on May 31, 2018 which was used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2018 and December 31, 2017, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  These arrangements may include future contracts, or commitments to perform in the future a shipping service between ship owners, charterers and traders.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2018 and December 31, 2017.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of September 30, 2018.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $460 Million Credit Facility and the $108 Million Credit Facility, as well as other fees associated with the facilities.  The following table also incorporates the future lease payments associated with the lease for our current space. to Note 13 — Commitments and Contingencies in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.  Lastly, the table incorporates the contractual purchase obligations for the purchase of ballast water treatment systems for 41 of our vessels, refer to “Capital Expenditures” section below for further information.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$568,000	$16,580	$132,640	$132,640	$286,140
Interest and borrowing fees	108,466	7,839	54,163	39,422	7,042
Vessel purchase obligations (2)	16,680	817	13,500	2,363	—
Executive employment agreement	631	164	467	—	—
Office leases	16,148	557	4,460	4,460	6,671
Totals	$709,925	$25,957	$205,230	$178,885	$299,853

(1)	Represents the three-month period ending December 31, 2018.
(2)

In September and October 2018, we entered into agreements for the purchase of ballast water treatment systems for 41 of our vessels, for which the contracted purchase price is reflected here.  These agreements may be subject to cancelation by us for regulatory reasons.

Interest expense has been estimated using 2.29% based on one-month LIBOR plus the applicable margin of 3.25% for the $460 Million Credit Facility and 2.50% for the $108 Million Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  After the the sale of one Handymax and one Handysize vessel, our fleet will consist of 61 drybulk vessels, including 17 Capesize drybulk carriers, five Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 13 Handysize drybulk carriers.

As previously announced, we have implemented a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 17 of our vessels in the aggregate during planned drydockings from 2014 to 2017.

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

During September and October 2018, we entered into agreements for the purchase of BWTS for 41 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and if the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.8 million for Capesize, $0.5 million for Panamax, $0.5 million for Supramax and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved by both the International Maritime Organization (“IMO”) and the USCG.  We intend to fund the BWTS purchase price and installation fees using cash on hand.

Under maritime regulations due to take effect on January 1, 2020, ships will have to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We plan to install scrubbers on our 17 Capesize vessels with options for installation on an additional 15 minor bulk vessels. The balance of our vessels are expected to consume compliant, low sulfur fuel, but we will continue to evaluate other options.  We anticipate scrubber installation on the 17 Capesize vessels to be completed in 2019 and estimate that the cost of each scrubber, including installation, will be approximately $2 million per vessel, which may vary according to the specifications of our vessels and technical aspects of the installation, among other variables.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.  We are currently in discussions with lenders in regard to scrubber financing and anticipate establishing a credit facility to finance a significant portion of the costs associated with the scrubbers.  We intend to fund the remainder of the costs with cash on hand.  The estimated costs and off-hire days associated with the installation of the scrubbers are not included in the expenditure table below.    For vessels for which we do not currently anticipate installing scrubbers on, we expect to incur additional costs in order to transition these vessels from high sulfur fuel to compliant, low sulfur fuel.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs and scheduled off-hire days for our fleet through 2019 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2018 (October 1 - December 31, 2018)	$—	$0.8 (2)	—
2019	$22.9 (1)	$14.0	732 (3)

(1)

Estimated drydocking costs during 2019 include $8.0 million of costs for vessels that could potentially be sold which were impaired during the year ended December 31, 2017 or during the nine months ended September 30, 2018.

(2)	The $0.8 million of estimated BWTS costs during 2018 represent the deposits for the BWTS for certain vessels expected to be drydocked during 2019.

(3)

Estimated offhire days during 2019 include 210 days for vessels that could potentially be sold which were impaired during the year ended December 31, 2017 or during the nine months ended September 30, 2018.

The costs reflected are estimates based on drydocking our vessels in China. Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash on hand.  These costs do not include drydock expense items that are reflected in vessel operating expenses and fuel efficiency upgrades as noted above.

Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expense during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

During the nine months ended September 30, 2018 and 2017, we incurred a total of $2.2 million and $7.7 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Three of our vessels completed drydockings during the nine months ended September 30, 2018. We estimate that none of our vessels will be drydocked during the remainder of 2018 and 36 of our vessels will be drydocked during 2019.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to our critical accounting policies as disclosed in the 2017 10-K, with the exception of new accounting pronouncements adopted as of January 1, 2018.  Refer to “Recent accounting pronouncements” in Note 2 — Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements, which is incorporated herein by reference, for further information.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2017 10-K.  Excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold 15 of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016 and the Genco Surprise which was sold during the third quarter of 2018.  Additionally, we incurred a $53.8 million loss from the forfeiture of our deposit and related interest when we determined to cancel an acquisition of six drybulk newbuildings in November 2008.

During the three and nine months ended September 30, 2018, we recorded losses of $0 and $56.6 million, respectively, related to the impairment of vessel assets.  There was $0.2 million of impairment expense recorded during the nine months ended September 30, 2018 for the Genco Surprise.  On July 24, 2018 we entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel at June 30, 2018, the vessel value was adjusted to its net sales price as of June 30, 2018.  Additionally, there was $56.4 million of impairment expense recorded during the nine months ended September 30, 2018 for nine of our vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther.  On February 27, 2018, our Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.  As such, the future undiscounted cash flows did not exceed the net book value of these vessels and the vessel values were adjusted to their respective fair market values which resulted in an impairment loss.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

During the three and nine months ended September 30, 2017, we recorded loss of $18.7 million and $22.0 million, respectively, related to the impairment of vessel assets.  There was $18.7 million of impairment expense recorded during the three and nine months ended September 30, 2017 for five of our vessels; the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour.  On August 4, 2017, the Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.  As such, the future undiscounted cash flows did not exceed the net book value of these vessels and the vessel values were adjusted to their respective fair market values which resulted in an impairment loss.  Additionally, at June 30, 2017, we determined that the future undiscounted cash flows did not exceed the net book value for the Genco Surprise; therefore, we adjusted the value of the Genco Surprise to its fair market value which resulted in an impairment loss of $3.3 million during the nine months ended September 30, 2017.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $460 Million Credit Facility and $108 Million Credit Facility as of September 30, 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $460 Million Credit Facility and the $108 Million Credit Facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2018 and December 31, 2017.  Vessels have been grouped according to their collateralized status as of September 30, 2018.  The carrying value of the Genco Cavalier, Genco Loire, Genco Lorraine, Genco Muse, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther at September 30, 2018 reflect the impairment loss recorded during 2018 for these vessels.  The carrying value of the Genco Beauty, Genco Explorer, Genco Knight and Genco Vigour at September 30, 2018 and December 31, 2017, and the carrying value of the Genco Surprise and Genco Progress at December 31, 2017, reflect the impairment loss recorded during 2017 for these vessels.

At September 30, 2018, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at September 30, 2018, with the exception of the Baltic Lion, Genco Tiger, Genco Weatherly, eight of the nine vessels that were written down to their fair market value during the nine months ended September 30, 2018 as noted above (Genco Loire, Genco Lorraine, Genco Muse, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther), and the remaining four of the six vessels that were written down to their fair market value during the year ended December 31, 2017 as noted above (Genco Beauty, Genco Explorer, Genco Knight, and Genco Vigour).  At December 31, 2017, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2017, with the exception of the Baltic Lion, Genco Tiger and the six aforementioned vessels that were written down to their fair market value during the year ended December 31, 2017.

The amount by which the carrying value at September 30, 2018 of all of the vessels in our fleet, with the exception of the 15 aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $12.6 million per vessel, and $276.2 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2017 of all of the vessels in our fleet, with the exception of the eight aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $3.7 million to $15.2 million per vessel, and $395.5 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $5.6 million at September 30, 2018 and $7.6 million as of December 31, 2017.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2018	2017
$460 Million Credit Facility
Genco Commodus	2009	2009	38,728	40,191
Genco Maximus	2009	2009	38,790	40,241
Genco Claudius	2010	2009	40,699	42,211
Baltic Bear	2010	2010	40,185	41,644
Baltic Wolf	2010	2010	40,350	41,780
Baltic Lion	2009	2013	31,123	32,063
Genco Tiger	2010	2013	29,007	29,870
Genco Raptor	2007	2008	16,324	17,019
Genco Thunder	2007	2008	16,398	17,080
Baltic Scorpion	2015	2015	26,912	27,708
Baltic Mantis	2015	2015	27,166	27,965
Genco Hunter	2007	2007	18,506	19,344
Genco Warrior	2005	2007	15,968	16,842
Genco Aquitaine	2009	2010	17,595	18,267
Genco Ardennes	2009	2010	17,617	18,285
Genco Auvergne	2009	2010	17,807	18,475
Genco Bourgogne	2010	2010	18,648	19,346
Genco Brittany	2010	2010	18,671	19,365
Genco Languedoc	2010	2010	18,682	19,375
Genco Loire	2009	2010	10,835	17,646
Genco Lorraine	2009	2010	10,832	17,620
Genco Normandy	2007	2010	9,244	16,068
Baltic Leopard	2009	2009	10,839	17,679
Baltic Jaguar	2009	2010	10,843	17,716
Baltic Panther	2009	2010	10,841	17,690
Baltic Cougar	2009	2010	10,842	17,705
Genco Picardy	2005	2010	16,026	16,886
Genco Provence	2004	2010	15,020	15,855
Genco Pyrenees	2010	2010	18,625	19,333
Genco Rhone	2011	2011	19,760	20,460
Genco Bay	2010	2010	17,508	18,172
Genco Ocean	2010	2010	17,572	18,226
Genco Avra	2011	2011	18,603	19,271

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2018	2017
Genco Mare	2011	2011	18,638	19,300
Genco Spirit	2011	2011	18,690	19,343
Genco Challenger	2003	2007	9,746	10,365
Baltic Wind	2009	2010	16,575	17,224
Baltic Cove	2010	2010	17,514	18,176
Baltic Breeze	2010	2010	17,600	18,247
Baltic Fox	2010	2013	17,096	17,766
Baltic Hare	2009	2013	16,072	16,722
Genco Constantine	2008	2008	36,419	37,963
Genco Augustus	2007	2007	34,144	35,683
Genco London	2007	2007	33,576	34,958
Genco Titus	2007	2007	33,699	35,076
Genco Tiberius	2007	2007	34,085	35,616
Genco Hadrian	2008	2008	36,484	37,900
Genco Predator	2005	2007	15,994	16,862
Genco Cavalier	2007	2008	9,275	16,011
Genco Champion	2006	2008	12,532	13,179
Genco Charger	2005	2007	11,663	12,285
Baltic Hornet	2014	2014	25,374	26,146
Baltic Wasp	2015	2015	25,625	26,398
TOTAL			$1,127,367	$1,222,618

$108 Million Credit Facility
Genco Endeavour	2015	2018	45,587	—
Genco Resolute	2015	2018	45,591	—
Genco Columbia	2016	2018	27,609	—
Genco Weatherly	2014	2018	22,743	—
Genco Liberty	2016	2018	49,116	—
Genco Defender	2016	2018	49,064	—
			$239,710	$—

Unencumbered
Genco Beauty	1999	2005	5,755	6,075
Genco Explorer	1999	2004	3,721	3,874
Genco Knight	1999	2005	5,726	6,065
Genco Muse	2001	2005	7,384	11,459
Genco Progress	1999	2005	—	3,873
Genco Surprise	1998	2006	—	5,536
Genco Vigour	1999	2004	5,761	6,077
TOTAL			$28,347	$42,959

Consolidated Total			$1,395,424	$1,265,577

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of September 30, 2018.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At September 30, 2018 and December 31, 2017, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three and nine months ended September 30, 2018 and 2017, we were subject to the following interest rates on the outstanding debt under our credit facilities:

•

$108 Million Credit Facility – one-month LIBOR plus 2.50% effective during the three months ended September 30, 2018.  We drew down $51.8 million on August 17, 2018, $22.1 million on September 6, 2018 and $34.1 million on September 11, 2018.

•	$460 Million Credit Facility — one-month LIBOR plus 3.25% effective June 5, 2018, when the draw down on this facility was made

•	$400 Million Credit Facility — three-month LIBOR plus 3.75% until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

•	$98 Million Credit Facility — three-month LIBOR plus 6.125% until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

•	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50% until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

A 1% increase in LIBOR would result in an increase of $3.8 million in interest expense for the nine months ended September 30, 2018.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of September 30, 2018 and December 31, 2017, we did not have any derivative financial instruments.

Refer to “Interest rate risk” section above for further information regarding interest rate swap agreements.

Currency and exchange rates risk

The majority of transactions in the international shipping industry are denominated in U.S. Dollars.  Virtually all of our revenues and most of our operating costs are in U.S. Dollars.  We incur certain operating expenses in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

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

 In order to comply with regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020, we intend to install exhaust gas cleaning systems (“scrubbers”) on our 17 Capesize vessels with options for installation of scrubbers on an additional 15 minor bulk vessels.  We estimate that the cost of each scrubber, including installation, will be approximately $2 million per vessel,  which may vary according to the specifications of our vessels and technical aspects of the installation, among other variables.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.  We expect the portion of our fleet on which we do not install scrubbers to consume compliant, low sulfur fuel beginning in 2020, but we will continue to evaluate other options. Low sulfur fuel is more expensive than standard marine fuel containing 3.5% sulfur content and may become more expensive or difficult to obtain as a result of increased demand.  If the cost differential between low sulfur fuel and high sulfur fuel is significantly higher than anticipated, or if low sulfur fuel is not available at ports on certain trading routes, it may not be feasible or competitive to operate vessels on certain trading routes without installing scrubbers or without incurring deviation time to obtain compliant fuel.  Scrubbers may not be available to be installed on such vessels at a favorable cost or at all if we seek them at a later date.  Conversely, if implementation or enforcement of sulfur emissions regulations is delayed, or if the cost differential between low sulfur fuel and high sulfur fuel is significantly lower than anticipated, we may not realize the economic benefits or recover the cost of the scrubbers we plan to install.  The occurrence of any of the foregoing events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

10.1

Up to US$108,000,000 Senior Secured Credit Agreement dated August 14, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Crédit Agricole Corporate & Investment Bank, as Structurer and Bookrunner, Crédit Agricole Corporate & Investment Bank and Skandinaviska Enskilda Banken AB (Publ) as Mandated Lead Arrangers and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent (6)

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 7, 2018	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 7, 2018	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)