Form 10-K
period 2018-12-31
GENCO SHIPPING & TRADING LTD
filed 2019-03-05
CIK 1326200

ce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number 001-33393

GENCO SHIPPING & TRADING LIMITED

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-043-9758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
299 Park Avenue, 12th Floor, New York, New York	10171
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $15.50 per share as of June 29, 2018 was approximately $237.3 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of March 5, 2019 was 41,645,078 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018, are incorporated by reference in Part III herein.

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

i

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a New York City-based company incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 58 drybulk carriers, including 17 Capesize drybulk carriers, two Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers, and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,075,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 9.0 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  Of the vessels in our fleet, 30 are currently on spot market voyage charters, two are currently on spot market-related time charters, and 26 are on fixed-rate time charter contracts and we are currently time chartering-in six third party vessels.

See pages 7 - 10 for a table of our current fleet.

In 2017, we began implementing initiatives to expand our commercial platform and more actively manage the employment of our vessels.  We hired commercial directors for our major bulk and minor bulk fleets and have begun employment of our vessels directly with cargo owners under cargo contracts.  To better capitalize on opportunities to employ our vessels, we expanded our global commercial presence with the establishment of new offices in Singapore and Copenhagen.  Additionally, we have withdrawn our vessels from pools and have reallocated our freight exposure to the Atlantic basin to seek to capture the earnings premium historically offered.  Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provide optionality in a potentially rising freight rate environment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

In 2017, we began a fleet renewal program to modernize its fleet by replacing older vessels with newer vessels having greater fuel efficiency and other improved specifications.  Please see below under “Vessel Sales” and “Vessel Acquisitions for further details.

We report financial information and evaluate our operations by charter revenues and not by the length of ship employment for our customers, i.e., spot or time charters.  Each of our vessels serves the same type of customer, has similar operations and maintenance requirements, operates in the same regulatory environment, and is subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment, the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet.  Commercial management includes the negotiation of employment for vessels, managing the mix of various types of employment, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their employment.  Strategic management includes locating, purchasing, financing and selling vessels.  We contract with two independent technical managers to provide technical management of our fleet at a lower cost than we believe would be possible in-house.  Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.

Scrubbers

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”) announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020, ships will now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

We have entered into agreements to install scrubbers on our 17 Capesize vessels and are evaluating options to install scrubbers on certain minor bulk vessels.  We expect the balance of our fleet will consume compliant, low sulfur fuel beginning in 2020 but intend to continue to evaluate other options.  During the course of 2018, we sold seven of our older, less fuel efficient vessels and purchased six modern high specification vessels with a goal of improving fuel consumption and further reduce emissions.  We also sold an additional vessel during January 2019 and will continue to seek opportunities to renew our fleet going forward.

Vessel Sales

During 2018, we completed the sale of seven vessels that were part of our previously announced fleet renewal program.  Additionally, we completed the sale of an additional vessel during January 2019, which was classified as held for sale as of December 31, 2018.

Vessel Acquisitions

On July 12, 2018, we entered into agreements to purchase two modern, high specification Capesize drybulk vessels for an aggregate purchase price of $98.0 million.  These vessels were renamed the Genco Defender and the Genco Liberty (both 2016-built Capesize vessels) and were delivered during the third quarter of 2018.  We utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility as described below under “Credit Facilities.”

On June 6, 2018, we entered into an agreement for the en bloc purchase of four drybulk vessels including two Capesize drybulk vessels and two Ultramax drybulk vessels for approximately $141.0 million.  Each vessel was built with a fuel-saving “eco” engine.  These vessels were renamed the Genco Weatherly (2014-built Ultramax vessel), the Genco Columbia (2016-built Ultramax vessel), the Genco Endeavour (2015-built Capesize vessel) and the Genco Resolute (2015-built Capesize vessel) and were delivered during the third quarter of 2018. The Company utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility as described below under “Credit Facilities.”

Credit Facilities

On May 31, 2018, we entered into a five-year $460 million senior secured credit facility (the “$460 Million Credit Facility”). On June 5, 2018, proceeds of $460.0 million from the $460 Million Credit Facility were used, together with cash on hand, to refinance all of our prior credit facilities (the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities as defined in Note 8 – Debt of our Consolidated Financial Statements) into one facility, and pay down the debt of seven of the Company’s oldest vessels, which have been identified for sale. The mandated lead arrangers and bookrunners for this facility are Nordea Bank AB (publ), New York Branch (“Nordea”), Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S.

On February 28, 2019, we entered into an amendment to our $460 Million Credit Facility to provide an additional tranche of up to $35.0 million to cover a portion of the expenses related to the acquisition and installation of scrubbers on our 17 Capesize vessels.  Borrowings under the $35.0 million tranche will bear interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent on total net

indebtedness to consolidated EBITDA for the preceding four calendar quarters.   Nordea, Skandinaviska Enskilda Banken AB (publ), Crédit Agricole Corporate & Investment Bank and Danish Ship Finance A/S are the lenders for the additional tranche.

On August 14, 2018, we entered into a five-year senior secured credit facility (the “$108 Million Credit Facility”) with Crédit Agricole Corporate & Investment Bank.  We have used proceeds from the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels, as identified above under “Vessel Acquisitions,” which were delivered during the third quarter of 2018 and serve as collateral under the $108 Million Credit Facility.

Equity Offering

On June 19, 2018, we closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  We received net proceeds of approximately $109.6 million after deducting underwriters’ discounts and commissions and other expenses.  We used the net proceeds to finance a portion of the purchase price for the two Capesize and two Ultramax vessels that we acquired during the third quarter of 2018 as identified above under “Vessel Acquisitions.”

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

•

Utilize an active commercial strategy — Our current fleet of 58 drybulk vessels concentrates on the transportation of major and minor bulk commodities globally.  Historically, Genco has employed its fleet mostly through time charter contracts as well as pooling arrangements.  In 2017, the Company made a strategic decision to augment its existing in-house commercial operating platform shifting to an active commercial approach as compared to the previous tonnage provider model in order to improve margins and grow our network of customers.  We expanded our presence globally with the establishment of offices in Singapore and Copenhagen in addition to our corporate headquarters in New York.  As a result of this strategic shift, we have been fixing an increasing number of vessels on spot market voyage charters, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis, as well as on contracts of affreightment directly with cargo providers.   We believe that our active platform provides added flexibility to changing market conditions and improves operational efficiencies within our owned fleet.  Furthermore, we also assess arbitrage opportunities on cargoes through utilizing vessel positions by time chartering-in third party vessels and/or reletting cargo commitments on a voyage basis. In addition to these options, we continue to fix our vessels on both short and medium-term time charters, as well as spot market-related time charters, depending on market conditions and outlook.  Overall, our fleet deployment strategy is currently weighted towards short-term fixtures which provide optionality for the Company.  We constantly monitor the drybulk market and may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer charter periods and entering into vessel pools.

•

Maintain low-cost, highly efficient operations — We currently outsource technical management of our fleet to Wallem Shipmanagement Limited (“Wallem”) and Anglo-Eastern Group (“Anglo”), third party independent technical managers.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  We also seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships.

•

Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and cargo providers, many of whom consider the reputation of a vessel owner and operator when entering into time charters.  We believe that our management team’s track record improves our relationships with high quality shipyards and vendors, as well as financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us that are currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,001	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,098	2009
Genco Hadrian	Capesize	169,025	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Baltic Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010

Vessel	Class	Dwt	Year Built

Genco Endeavour	Capesize	181,060	2015
Genco Resolute	Capesize	181,060	2015
Genco Defender	Capesize	180,021	2016
Genco Liberty	Capesize	180,032	2016
Genco Raptor	Panamax	76,499	2007
Genco Thunder	Panamax	76,588	2007
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,470	2015
Genco Weatherly	Ultramax	61,556	2014
Genco Columbia	Ultramax	60,294	2016
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	58,018	2009
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Brittany	Supramax	58,018	2010
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	58,018	2010
Genco Loire	Supramax	53,430	2009
Genco Lorraine	Supramax	53,417	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,473	2009
Baltic Leopard	Supramax	53,446	2009
Baltic Panther	Supramax	53,350	2009
Genco Avra	Handysize	34,391	2011
Genco Bay	Handysize	34,296	2010
Genco Challenger	Handysize	28,428	2003
Genco Champion	Handysize	28,445	2006
Genco Charger	Handysize	28,398	2005
Genco Mare	Handysize	34,428	2011
Genco Ocean	Handysize	34,409	2010
Genco Spirit	Handysize	34,432	2011
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009
Baltic Wind	Handysize	34,408	2009

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

OUR CHARTERS

As of March 4, 2019, we employed 30 of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis.  Under spot market voyage charters, voyage expenses such as fuel and port charges are borne by us.  Additionally, as of March 4, 2019, two of our vessels under spot market-related time charters, which are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a variable rate over the term of the time charter agreement.  As such, the revenue earned by these vessels is subject to the fluctuations of the spot market.  Lastly, as of March 4, 2019, we employed 26 of our vessels under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.  Additionally, as of March 4, 2019, we were chartering in six third party vessels.

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

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 6.25% of the total daily charterhire rate of each charter or total freight revenue to third parties, depending on the number of brokers involved with arranging the relevant charter.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the time and duration of employment for our vessels according to market conditions as they become available for hire.

The following table sets forth information about the current employment of the vessels in our fleet as of March 4, 2019:

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	ST Shipping & Transport Pte. Ltd.	March 2019	$10,000	(3)
Genco Tiberius	2007	Pacific Bulk Cape Company Ltd.	April 2019	Voyage
Genco London	2007	Nippon Yusen Kabushiki Kaisha, Tokyo Ltd.	March 2019	$20,000	(4)
Genco Titus	2007	Vale International S.A.	April 2019	Voyage
Genco Constantine	2008	Winning Shipping Pte. Ltd.	April 2019	$20,500	(5)
Genco Hadrian	2008	Pacific Bulk Cape Company Ltd.	March 2019	$7,250	(6)
Genco Commodus	2009	Jiangsu Steamship Pte. Ltd.	April 2019	$4,000	(7)
Genco Maximus	2009	Vale International S.A.	April 2019	Voyage
Genco Claudius	2010	Jiangsu Steamship Pte. Ltd.	April 2019	$5,000	(8)
Genco Tiger	2011	Pacific Bulk Cape Company Ltd.	May 2019	$5,800	(9)
Baltic Lion	2012	Xcoal Energy and Resources	March 2019	Voyage
Baltic Bear	2010	DHL Project & Chartering Ltd.	March 2019	$13,000	(10)
Baltic Wolf	2010	Cargill Ocean Transportation Singapore Pte. Ltd.	March 2019	Voyage
Genco Resolute	2015	FMG International Pte. Ltd.	February 2019	Voyage
Genco Endeavour	2015	Rio Tingo Shipping (Asia) Pte. Ltd.	April 2019	Voyage
Genco Defender	2016	Anglo-American Marketing Ltd.	April 2019	Voyage
Genco Liberty	2016	Rio Tingo Shipping (Asia) Pte. Ltd.	March 2019	Voyage

Panamax Vessels
Genco Raptor	2007	United Bulk Carriers International S.A.	June 2019	96% of BPI	(11)
Genco Thunder	2007	United Bulk Carriers International S.A.	July 2019	98% of BPI	(12)

Ultramax Vessels
Baltic Hornet	2014	Bunge S.A.	March 2019	$16,000	(13)
Baltic Wasp	2015	Langlois Enterprise Ltd.	April 2019	$12,250	(14)
Baltic Scorpion	2015	Mid Atlantic Salt LLC	March 2019	Voyage
Baltic Mantis	2015	OCP S.A.	March 2019	Voyage
Genco Weatherly	2014	Canpotex Shipping Services	April 2019	$4,300	(15)
Genco Columbia	2016	International Materials Inc.	March 2019	Voyage

Supramax Vessels
Genco Predator	2005	Aquavita International S.A.	March 2019	$3,500	(16)
Genco Warrior	2005	Horizon Shipping Panama Inc.	March 2019	$6,250	(17)
Genco Hunter	2007	Dead Sea Works	April 2019	Voyage
Genco Lorraine	2009	Elim Spring Maritime	March 2019	$3,250	(18)

	Year		Charter
Vessel	Built	Charterer	Expiration(1)	Cash Daily Rate(2)

Genco Loire	2009	Mandarine Ocean Ltd.	March 2019	$9,000	(19)
Genco Aquitaine	2009	Victory Shipping Pte. Ltd.	March 2019	$10,125	(20)
Genco Ardennes	2009	Western Bulk Pte. Ltd.	May 2019	$11,500	(21)
Genco Auvergne	2009	TCP Petcoke Corporation	March 2019	Voyage
Genco Bourgogne	2010	Cargill Ocean Transportation (USA)	March 2019	Voyage
Genco Brittany	2010	Canpotex Shipping Services	March 2019	$11,000	(22)
Genco Languedoc	2010	Bahri Bunge	April 2019	$11,750	(23)
Genco Normandy	2007	Camden Iron and Metal	April 2019	Voyage
Genco Picardy	2005	The China Navigation Cp. Pte. Ltd.	March 2019	$7,500	(24)
Genco Provence	2004	Pan Ocean Co., Ltd.	April 2019	$2,000	(25)
Genco Pyrenees	2010	Arcelormittal Sourcing	March 2019	Voyage
Genco Rhone	2011	Baltimore Scrap Corp.	March 2019	Voyage
Baltic Leopard	2009	Freight Force AG	March 2019	$7,250	(26)
Baltic Panther	2009	Sims Group Global Trade Corp.	March 2019	Voyage
Baltic Jaguar	2009	Dead Sea Works	March 2019	Voyage
Baltic Cougar	2009	Western Bulk Pte. Ltd.	April 2019	$7,250	(27)

Handysize Vessels
Baltic Hare	2009	Anagra S.A.	March 2019	Voyage
Baltic Fox	2010	Ravensdown Shipping Services Pty. Ltd.	April 2019	$9,500	(28)
Genco Charger	2005	Bunge S.A. Geneve	March 2019	Voyage
Genco Challenger	2003	Indagro S.A.	April 2019	Voyage
Genco Champion	2006	Olam International Ltd.	April 2019	Voyage
Baltic Wind	2009	EDC Trading Ltd.	March 2019	Voyage
Baltic Cove	2010	Bunge S.A. Geneve	March 2019	Voyage
Baltic Breeze	2010	Ameropa S.A. Lausanne	April 2019	Voyage
Genco Ocean	2010	Mosaic Global Sales, LLC	March 2019	Voyage
Genco Bay	2010	Pola Maritime Ltd.	March 2019	$6,000	(29)
Genco Avra	2011	Bunge S.A. Geneve	March 2019	Voyage
Genco Mare	2011	DS Norden A/S	April 2019	$9,850	(30)
Genco Spirit	2011	RFA International	March 2019	Voyage

(1)

The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)

Time charter rates presented are the gross daily charterhire rates before third party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)

We have reached an agreement with ST Shipping & Transport Pte. Ltd. on a time charter for approximately 50 days at a rate of $10,000 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on February 18,2019.  The vessel had previously redelivered to Genco on January 26, 2019. A ballast bonus was awarded.

(4)

We have reached an agreement with Nippon Yusen Kabushiki Kaisha on a time charter for approximately 90 days at a rate of $20,000 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers December 25, 2018.

(5)

We have reached an agreement with Winning Shipping Pte. Ltd. on a time charter for approximately 90 days at a rate of $20,500 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on January 4, 2019.

(6)

We have reached an agreement with Pacific Bulk Cape Company Ltd. on a time charter for approximately 20 days at a rate of $7,250 per day. Hire is paid every 15 days in advance less a 3.75% third party brokerage commission. The vessel delivered to charterers on February 26, 2019.

(7)

We have reached an agreement with Jiangsu Steamship Pte. Ltd. on a time charter for approximately 50 days at a rate of $4,500 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on February 28, 2019.

(8)

We have reached an agreement with Jiangsu Steamship Pte. Ltd.  on a time charter for approximately 45 days at a rate of $5,000 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on February 28, 2019. The vessel had previously redelivered to Genco on February 19, 2019.

(9)

We have reached an agreement with Pacific Bulk Cape Company Ltd.  on a time charter for approximately 2 to 4 months at a rate based of $5,800 per day. Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission. The vessel delivered to charterers on March 2, 2019.

(10)

We have reached an agreement with DHL Project & Chartering Ltd. on a time charter for approximately 40 days at a rate of $13,000 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on January 27, 2019.

(11)

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

(12)

We have reached an agreement with United Bulk Carriers International S.A. on a spot market-related time charter for 6 to 10 months at a rate based on 98% of the Baltic Panamax Index (BPI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in arrears less a 5.00% third party brokerage commission. The vessel delivered to charterers on December 1, 2018. The vessel had previously redelivered to Genco on November 28, 2018. A ballast bonus was awarded.

(13)

We have reached an agreement with Bunge S.A. on a time charter for approximately 45 days at a rate of $16,000 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on January 25, 2019.

(14)

We have reached an agreement with Langlois Enterprise Ltd. on a time charter for approximately 60 days at a rate of $12,250 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on February 25, 2019.

(15)

We have reached an agreement with Canpotex Shipping Services on a time charter for approximately 50 days at a rate of $4,300 per day. Hire is paid every 15 days in advance less a 1.25% third party brokerage commission. The vessel delivered to charterers on March 4, 2019.

(16)

We have reached an agreement with Aquavita International S.A. on a time charter for approximately 30 days at a rate of $3,500 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on February 21, 2019.

(17)

We have reached an agreement with Horizon Shipping Panama Inc. on a time charter for approximately 40 days at a rate of $6,250 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on February 17, 2019.

(18)

We have reached an agreement with Elim Spring Maritime on a time charter for approximately 25 days at a rate of $3,250 per day. Hire is paid every 15 days in advance less a 5% third party brokerage commission. The vessel delivered to charterers on February 15, 2019.

(19)

We have reached an agreement with Mandarine Ocean Ltd. on a time charter for approximately 20 days at a rate of $9,000 per day. Hire is paid every 15 days in advance less a 5% third party brokerage commission. The vessel is expected to deliver to charterers on or about March 5, 2019.

(20)

We have reached an agreement with Victory Shipping Pte. Ltd. on a time charter for approximately 25 days at a rate of $10,125 per day. Hire is paid every 15 days in advance less a 5% third party brokerage commission. The vessel delivered to charterers on March 2, 2019.

(21)

We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 75 days at a rate of $11,500 per day. Hire is paid every 15 days in advance less a 5% third party brokerage commission. The vessel is expected to deliver to charterers on or about March 8, 2019.

(22)

We have reached an agreement with Canpotex Shipping Services on a time charter for approximately 60 days at a rate of $11,000 per day. Hire is paid every 15 days in advance less a 1.25% third party brokerage commission. The vessel delivered to charterers on November 1, 2018.

(23)

We have reached an agreement with Bahri Bunge on a time charter for approximately 4 to 6 months at a rate of $11,750 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on January 7, 2019.

(24)

We have reached an agreement with The China Navigation Cp. Pte. Ltd. on a time charter for approximately 35 days at a rate of $7,500 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on January 27, 2019.

(25)

We have reached an agreement with Pan Ocean Co., Ltd. on a time charter for approximately 60 days at a rate of $2,000 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on February 22, 2019.

(26)

We have reached an agreement with Freight Force AG on a time charter for approximately 30 days at a rate of $7,250 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel is expected to deliver to charterers on or about February 23, 2019.

(27)

We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for approximately 3 to 5 months at a rate of $7,250 per day for the first 30 days, and $9,500 for the subsequent days. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on January 16, 2019.

(28)

We have reached an agreement with Ravensdown Shipping Services Pty. Ltd. on a time charter for about five to seven months at a rate of $9,500 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on December 2, 2018.

(29)

We have reached an agreement with Pola Maritime Ltd. on a time charter for approximately 40 days at a rate of $6,000 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on February 12, 2019.

(30)

We have reached an agreement with DS Norden A/S on a time charter for approximately 75 days at a rate of $9,850 per day. Hire is paid every 15 days in advance less a 5.00% third party brokerage commission. The vessel delivered to charterers on January 19, 2019.

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

We have implemented the International Safety Management Code, which was promulgated by the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships), to establish pollution prevention requirements applicable to vessels.  We obtained documents of compliance and safety management certificates for all of our vessels, which are required by the IMO.

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

We currently employ 41 shore-based personnel, including our Singapore and Copenhagen offices.  In addition, approximately 1,305 seagoing personnel are employed on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Rio Tinto Shipping (Asia) Pte. Ltd., Vale International S.A., ADMIntermare, a division of ADM International Sarl, and Cargill International S.A. For the year ended December 31, 2018, we did not have any customer who accounted for more than 10% of our voyage revenue.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,965 independent drybulk carrier owners.

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

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance, which cover the risk of actual or constructive total loss for all of our vessels.  Our vessels are each covered up to at least fair market value with deductibles, which depend primarily on the class of the insured vessel and are subject to change.  We are covered, subject to limitations in our policy, to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden off the coast of Somalia.

Protection and Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third party liabilities in connection with our shipping activities.  This includes third party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal.  Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or “clubs.” Subject to the “capping” discussed below, our coverage, except for pollution, is unlimited.

We maintain protection and indemnity insurance coverage for pollution of $1 billion per vessel per incident.  The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities.  The International Group’s website states that the Pool provides a mechanism for sharing all claims in excess of $10 million up to, currently, approximately $8.2 billion.  We are a member of P&I Associations, which are members of the International Group. As a result, we are subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Loss of Hire Insurance

We maintain loss of hire insurance, which covers business interruptions and related losses that result from the loss of use of a vessel.  Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 90 days.

ENVIRONMENTAL AND OTHER REGULATION

Government regulation and laws significantly affect the ownership and operation of our fleet. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (applicable national authorities such as the United States Coast Guard (“USCG”), harbor master or equivalent), classification societies, flag state administrations (countries of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or result in the temporary suspension of the operation of one or more of our vessels.

Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations frequently change and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization (IMO)

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels (the “IMO”), has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,” adopted the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”), and the International Convention on Load Lines of 1966 (the “LL Convention”). MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms.  MARPOL is applicable to drybulk, tanker and LNG carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk in liquid or in packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2013, the IMO’s Marine Environmental Protection Committee, or the “MEPC,” adopted a resolution amending MARPOL Annex I Condition Assessment Scheme, or “CAS.” These amendments became effective on October 1, 2014, and require compliance with the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers, or “ESP Code,” which provides for enhanced inspection programs. We may need to make certain financial expenditures to comply with these amendments.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, as explained below.  Emissions of “volatile organic compounds” from certain vessels, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or PCBs) are also prohibited.  We believe that all our vessels are currently compliant in all material respects with these regulations.

The MEPC, adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020.  This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems.  Once the cap becomes effective, ships will be required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content.  Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% Sulphur on ships were adopted and will take effect March 1, 2020, with the exception of vessels fitted with exhaust gas cleaning equipment which can carry fuel of high sulfur content.  These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1%. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area.  Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.  Refer to “Capital Expenditures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (NOx) standards in ECAs will go into effect.  Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs designed for the control of NOx produced by vessels with a marine diesel engine installed and constructed on or after January 1, 2016.  Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009 and we are compliant with the Tier I and Tier II requirements for NOx emissions under the EPA standards and Annex VI.  We do not currently own any vessels subject to the Tier III requirements, although we may acquire such vessels in the future.  As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection commencing on January 1, 2019.  The IMO intends to use such data as the first step in its roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMPS”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index (“EEDI”).  Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014.

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Safety Management System Requirements

The SOLAS Convention was amended to address the safe manning of vessels and emergency training drills.  The Convention of Limitation of Liability for Maritime Claims (the “LLMC”) sets limitations of liability for a loss of life or personal injury claim or a property claim against ship owners. We believe that our vessels are in substantial compliance with SOLAS and LL Convention standards.

Under Chapter IX of the SOLAS Convention, or the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), our operations are also subject to environmental standards and requirements. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that we and our technical management team have developed for compliance with the ISM Code. The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. Our technical managers have valid documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. The document of compliance and safety management certificate are renewed as required.

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements.

The IMO has also adopted the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).  As of February 2017, all seafarers are required to meet the STCW standards and be in possession of a valid STCW certificate.  Flag states that have ratified SOLAS and STCW generally employ the classification societies, which have incorporated SOLAS and STCW requirements into their class rules, to undertake surveys to confirm compliance.

The IMO's Maritime Safety Committee and MEPC, respectively, each adopted relevant parts of the International Code for Ships Operating in Polar Water (the “Polar Code”). The Polar Code, which entered into force on January 1, 2017, covers design, construction, equipment, operational, training, search and rescue as well as environmental protection matters relevant to ships operating in the waters surrounding the two poles. It also includes mandatory measures regarding safety and pollution prevention as well as recommendatory provisions.  The Polar Code applies to new ships constructed after January 1, 2017, and after January 1, 2018, ships constructed before January 1, 2017 are required to meet the relevant requirements by the earlier of their first intermediate or renewal survey.

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures.  The impact of such regulations is hard to predict at this time.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”) in 2004. The BWM Convention entered into force on September 9, 2017.  The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast water management certificate.

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention.  This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (IOPP) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards.  Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters.  The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms.  Ballast Water Management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the Ballast Water, must be approved in accordance with IMO Guidelines (Regulation D-3).  Costs of compliance with these regulations may be substantial.

Once mid-ocean ballast exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.  The system specification requirements for trading in the U.S. have been formalized and we believe the ballast water treatment systems will range from $0.5 million to $0.8 million each, primarily dependent on the size of the vessel.  Refer to “Capital Expenditures” section for further information.

The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984, and 1992, and amended in 2000 (“the CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner may be strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions.  The 1992 Protocol changed certain limits on liability expressed using the International Monetary Fund currency unit, the Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised.  The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result.  The CLC requires ships over 2,000 tons covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We have protection and indemnity insurance for environmental incidents.   P&I Clubs in the International Group issue the required Bunkers Convention “Blue Cards” to enable signatory states to issue certificates. All of our vessels are in possession of a CLC State issued certificate attesting that the required insurance coverage is in force.

IMO also adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”) to impose strict liability on ship owners (including the registered owner, bareboat charterer, manager or operator) for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the LLMC).  With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

Ships are required to maintain a certificate attesting that they maintain adequate insurance to cover an incident. In jurisdictions, such as the United States where the CLC or the Bunker Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or on a strict-liability basis.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti‑fouling Systems on Ships, or the “Anti‑fouling Convention.” The Anti‑fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti‑fouling System Certificate is issued for the first time; and subsequent surveys when the anti‑fouling systems are altered or replaced We have obtained Anti‑fouling System Certificates for all of our vessels that are subject to the Anti‑fouling Convention.

Compliance Enforcement

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The USCG and European Union authorities have indicated that vessels not in compliance with the ISM Code by applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively.  As of the date of this report, each of our vessels is ISM Code certified. However, there can be no assurance that such certificates will be maintained in the future.  The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

United States Regulations

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade or operate within the U.S., its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S.’s territorial sea and its 200 nautical mile exclusive economic zone around the U.S.  The U.S. has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel.  Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel).  OPA defines these other damages broadly to include:

(i)injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

(ii)injury to, or economic losses resulting from, the destruction of real and personal property;

(iii)loss of subsistence use of natural resources that are injured, destroyed or lost;

(iv)net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

(v)lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

(vi)net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective December 21, 2015, the USCG adjusted the limits of OPA liability for non-tank vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,100 per gross ton or $939,800 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party's gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing the same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations.  The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.  OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We comply and plan to comply going forward with the USCG’s financial responsibility regulations by providing applicable certificates of financial responsibility.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities.  However, several of these initiatives and regulations have been or may be revised.  For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR.  Additionally, the BSEE released proposed changes to the Well Control Rule, which could roll back certain reforms regarding the safety of drilling operations, and the U.S. President proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling, expanding the U.S. waters that are available for such activity over the next five years.  The effects of these proposals are currently unknown.  Compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA and some states have enacted legislation providing for unlimited liability for oil spills.  Many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance.  These laws may be more stringent than U.S. federal law.  Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. The Company intends to comply with all applicable state regulations in the ports where the Company’s vessels call.

While we do not carry oil as cargo, we do carry fuel and lube oil in our drybulk carriers.  We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, and results of operations, cash flows, and ability to pay dividends.

Other United States Environmental Regulations

The U.S. Clean Air Act of 1970 (including its amendments of 1977 and 1990) (“CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants.  The CAA requires states to adopt State Implementation Plans, or SIPs, some of which regulate emissions resulting from vessel loading and unloading operations which may affect our vessels.

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.  In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA.  Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of “waters of the United States.”  The effect of this proposal on U.S. environmental regulations is still unknown.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters.  The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and will replace the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology.  VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards.  Under VIDA, all provisions of the 2013 VPG and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required.   Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.  Regulation (EU) 2015/757 of the European Parliament and of the Council of 29 April 2015 (amending EU Directive 2009/16/EC) governs the monitoring, reporting and verification of carbon dioxide emissions from maritime transport, and, subject to some exclusions, requires companies with ships over 5,000 gross tonnage to monitor and report carbon dioxide emissions annually starting on January 1, 2018, which may cause us to incur additional expenses.

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulation also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in EU ports.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020.  International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions.  The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships.  On June 1, 2017, the U.S. President announced that the United States intends to withdraw from the Paris Agreement.  The timing and effect of such action has yet to be determined, but the Paris Agreement provides for a four-year exit process.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships.  The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely.  The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition.  These regulations could cause us to incur additional substantial expenses.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020.  Starting in January 2018, large ships calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the U.S. President signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions.  The EPA or individual U.S. states could enact environmental regulations that would affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or certain weather events.

International Labour Organization

The International Labor Organization (the “ILO”) is a specialized agency of the UN that has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade.  All of our vessels are in substantial compliance with and are certified to meet MLC 2006.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the U.S. Maritime Transportation Security Act of 2002 (“MTSA”). To implement certain portions of the MTSA, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States and at certain ports and facilities, some of which are regulated by the EPA.

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facilities Security Code (“the ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC.  The various requirements, some of which are found in the SOLAS Convention, include, for example, on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status; on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore; the development of vessel security plans; ship identification number to be permanently marked on a vessel’s hull; a continuous synopsis record kept onboard showing a vessel's history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and compliance with flag state security certification requirements.

The USCG regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with the SOLAS Convention security requirements and the ISPS Code. Future security measures could have a significant financial impact on us.  We intend to comply with the various security measures addressed by MTSA, the SOLAS Convention and the ISPS Code.

Inspection by Classification Societies

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified “in class” by a classification society which is a member of the International Association of Classification Societies, the IACS.  The IACS has adopted harmonized Common Structural Rules, or the Rules, which apply to oil tankers and bulk carriers constructed on or after July 1, 2015.  The Rules attempt to create a level of consistency between IACS Societies.  All of our vessels are certified as being “in class” by all the applicable Classification Societies (American Bureau of Shipping, DNVGL, or Lloyd's Register of Shipping). All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

A vessel must undergo annual surveys, intermediate surveys, drydockings and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Every vessel is also required to be drydocked every 30 to 36 months for inspection of the underwater parts of the vessel.  If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the terms of definitive documentation for the purchase and installation of exhaust gas cleaning systems, or scrubbers, for our vessels and our ability to have scrubbers installed within the price range and time frame anticipated; (xix) our ability to obtain any additional financing we may seek for scrubbers on acceptable terms; (xx) the relative cost and availability of low sulfur and high sulfur fuel or any additional scrubbers we may seek to install; (xxi) our ability to realize the economic benefits or recover the cost of the scrubbers we plan to install; (xxii) worldwide compliance with sulfur emissions regulations due to take effect on January 1, 2020; (xxiii)  those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Slow growth rates in the global economy may negatively impact the drybulk industry.  General market volatility has endured over the last several years as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  Freight and charter rates have declined significantly in recent years, but have increased from historic lows due to a relative improvement of demand for drybulk commodities, as well as due to slowing growth rates in the supply of drybulk newbuilding vessel deliveries.  See “Oversupply of drybulk carrier capacity may lead to rate weakness or further reductions in freight rates, charterhire rates and profitability” for further details.  As a result, a number of drybulk shipping companies, including us, have experienced declining revenues, negative cash flow, and liquidity issues in recent years.  Although supply and demand fundamentals have improved, in recent years there have been widespread loan covenant defaults in the drybulk industry as well as declarations of bankruptcy by some operators and shipowners as well as charterers.

During May 2018 we refinanced our three existing credit facilities into one facility, the $460 Million Credit Facility, as further described in Note 8 of our Consolidated Financial Statements and completed a $116 million capital raise during June 2018.  Additionally, we entered into the $108 Million Credit Facility during August 2018 to finance a portion of the purchase price of six vessels delivered during the third quarter of 2018.  Based on current market conditions, we believe these measures are sufficient to address such issues for at least the next twelve months.  However, if the current global economic environment worsens or does not sufficiently recover, we may be negatively affected in the following ways:

•

As a result of low freight and charter rates that in some instances do not allow us to operate our vessels profitably, our earnings and cash flows could decline.  If these conditions continue for a prolonged period of time, they may leave us with insufficient cash resources to fund our operations or make required debt repayments under our credit facilities, which would potentially accelerate the repayment of our outstanding indebtedness. Please refer to “We may face liquidity issues if conditions in the drybulk market worsen for a prolonged period” below for further details.

•

If our earnings and cash flows decline for a prolonged period of time, we may also breach one or more of the covenants in our credit facilities, including covenants relating to our minimum cash balance, collateral maintenance and our minimum working capital. This also would potentially accelerate the repayment of outstanding indebtedness.

•

Market values of our vessels could decrease in the future, which may cause us to recognize losses if any of our vessels are sold, scrapped or if their values are impaired.  Moreover, all of our credit facilities contain collateral maintenance covenants that depend on the appraised values of our vessels.  We currently are in compliance with all such covenants under our credit facilities but may not be in compliance if the appraised values of our vessels decline. The collateral maintenance covenants are tested on a quarterly basis under our $460 Million Credit Facility and $108 Million Credit Facility.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results” below for further details.

•	Our charterers may fail to meet their obligations under our time charter and freight agreements.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

Freight and charterhire rates for drybulk carriers could remain low from a historical perspective or further decrease in the future, which may adversely affect our earnings.

A prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, severely affected the drybulk shipping industry for several years with lows reached in 2016.  In the two subsequent years, the Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for key drybulk routes, has shown some improvement.  Although the BDI showed improvement in 2018 through October, it has since declined due to factors mentioned in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Moreover, the BDI remains volatile, and the economic conditions underlying its overall decline have not abated. While some of the factors behind this decline are seasonal such as frontloaded newbuilding deliveries, the Chinese New Year celebration and weather related cargo disruptions, other factors are specific to developments experienced over the last several months including the U.S.-China trade dispute, temporary coal import restrictions in

China and the breach of a dam at one of Vale SA’s iron ore mines in Brazil, which have affected trade volumes and sentiment.  Accordingly, there can be no assurance that the drybulk charter market will recover in the near future, and the market could experience a further downturn.

The supply of and demand for shipping capacity strongly influences freight rates.  Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•	demand for and production of drybulk products;

•	global and regional economic and political conditions, including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts;

•	the distance drybulk cargo is to be moved by sea;

•	environmental and other regulatory developments;

•	events impacting the production of the commodities that we carry; and

•	changes in seaborne and other transportation patterns.

Factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	conversion of vessels to other uses;

•	the number of vessels that are out of service, i.e., laid-up, drydocked, awaiting repairs or otherwise not available for hire; and

•	environmental concerns and regulations

In addition to prevailing and anticipated freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunkers and other operating costs, costs associated with classification society surveys, normal maintenance and insurance coverage, the efficiency and age profile of the existing fleet in the market and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations.  These factors influencing the supply of and demand for shipping capacity are outside of our control, and we may not be able to correctly assess the nature, timing and degree of changes in industry conditions.

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

Although growth rates have slowed, the market supply of drybulk carriers has continued to increase as a result of the delivery of newbuilding orders, which peaked in 2007.  Scrapping of older vessels has not been sufficient to offset the delivery of such newbuildings.  Moreover, while the order book for new vessels has decreased since its peak in 2008, a slightly improved market environment over the last two years has resulted in new orders being placed.  If the supply of newbuilding vessels outpaces the demand for vessels in the future, it could have a negative impact on freight rates and charterhire rates. If market conditions deteriorate, upon the expiration or termination of our vessels’ current employment, we may only be able to employ our vessels at depressed or unprofitable rates, or we may not be able to employ these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

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

We determine the recoverable amount of each vessel by estimating the undiscounted future cash flows associated with each vessel. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired and such vessel would be written down to its fair market value. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in freight and charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in freight and charter rates could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to continue as a going concern.

An economic slowdown, weakness, or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, although its rate of growth has been decreasing. We cannot assure you that the Chinese economy will not experience a contraction in the future.  To the extent the Chinese government does not continue to pursue a policy of economic growth and urbanization, including infrastructure stimulus spending, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  The Chinese government has also taken actions seen as protecting domestic industries such as coal or steel, which may reduce the demand for drybulk cargoes bound for China and negatively impact the drybulk industry.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.

Any increased trade barriers or restrictions on trade, especially trade with China, could have an adverse impact on global economic conditions and, as a result, the amount of cargo that charterers pay to have transported on drybulk vessels.  As an example of such restrictions, in March 2018, President Trump imposed a 25% tariff on steel and a 10% tariff on aluminum imported into the United States, with temporary or permanent exemptions granted for certain countries. In response to these tariffs, China, the E.U., and other countries have implemented or are evaluating the use of retaliatory measures, which could further increase barriers to trade.  Most notable in term of drybulk trade volumes, China imposed tariffs on U.S. soybean exports.  Further protectionist measures taken between these two countries or others could lead to reduced volumes of drybulk trade.  Our business, results of operations, cash flows, financial condition and ability to pay dividends could be materially and adversely affected by an economic downturn in any of these countries or by increased trade barriers or restrictions on trade.

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

 In order to comply with regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020, we have entered into agreements to install exhaust gas cleaning systems (“scrubbers”) on our 17 Capesize vessels during 2019 and are evaluating options to install scrubbers on certain minor bulk vessels.  We estimate that the cost of each scrubber, including installation, will be approximately $2.25 million per vessel, which may vary according to the specifications of our vessels and technical aspects of the installation, among other variables.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.  We expect the portion of our fleet on which we do not install scrubbers to consume compliant, low sulfur fuel beginning in 2020, but we will continue to evaluate other options. We expect that our fuel costs and fuel inventories will increase beginning in 2019 as a result of these sulfur emission regulations.  Low sulfur fuel is more expensive than standard marine fuel containing 3.5% sulfur content and may become more expensive or difficult to obtain as a result of increased demand.  If the cost differential between low sulfur fuel and high sulfur fuel is significantly higher than anticipated, or if low sulfur fuel is not available at ports on certain trading routes, it may not be feasible or competitive to operate vessels on certain trading routes without installing scrubbers or without incurring deviation time to obtain compliant fuel.  Scrubbers may not be available to be installed on such vessels at a favorable cost or at all if we seek them at a later date.  Conversely, if implementation or enforcement of sulfur emissions regulations is delayed, or if the cost differential between low sulfur fuel and high sulfur fuel is significantly lower than anticipated, we may not realize the economic benefits or recover the cost of the scrubbers we plan to install.  The occurrence of any of the foregoing events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In addition, a number of countries have imposed restrictions on the discharge of wash water from open loop scrubbers within their port limits.  While there are no restrictions on using open loop scrubbers outside of port limits, any changes in these regulations or more stringent standards globally could impact the use of open loop scrubbers going forward.

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

Regulations relating to ballast water discharge coming into effect during September 2019 may adversely affect our revenues and profitability.

The IMO has imposed updated guidelines for ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water.  Depending on the date of the IOPP renewal survey, existing vessels constructed before September 8, 2017 must comply with the updated D-2 standard on or after September 8, 2019.  For most vessels, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms.  Ships constructed on or after September 8, 2017 are to comply with the D-2 standards on or after September 8, 2017.  During the fourth quarter of 2018, we entered into agreements for the purchase of ballast water treatments systems for 47 of our vessels.  After the installation of these ballast water treatment systems, all of our vessels will be in compliance with these standards.  The costs of compliance may be substantial and adversely affect our revenues and profitability.

Furthermore, United States regulations are currently changing.  Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the U.S. Coast Guard develop implementation, compliance, and enforcement regulations regarding ballast water within two years.  The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  If we are not able to increase our rates to compensate for any crew cost increases, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  Any inability our third party technical managers or we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We operate a large portion of the vessels in our fleet on spot market voyage charters.  Spot market voyage charter arrangements generally provide that the vessel owner bear the cost of fuel in the form of bunkers, which is a significant expense of operating the vessel.  We currently have 30 vessels operating in on spot market voyage charters and we may arrange for more vessels to do so, depending on market conditions.  Depending on the timing of increases in the price of fuel and market conditions, we may be unable to pass along increases in fuel prices to our customers.  Currently, a portion of our vessels are operating on spot market voyage charters while the balance are operating under standard time charter arrangements.  Under standard time charter arrangements, the charterer bears the cost of fuel in the form of bunkers.  At the commencement of a charter, the charterer purchases fuel from us at the then-prevailing market rates, and we are obligated to repurchase fuel at that same initial rate when the charterer redelivers the vessel back to us. Market rates at the time the charterer redelivers the vessel to us after completion of the charter (including any direct continuations) may be more or less than the prevailing market rates at the commencement of the charter.  In certain of our short-term time charter agreements, we sell the charterer the amount of the bunkers actually consumed and the charterer is required to redeliver the vessel to us without replenishment of the bunkers consumed. We believe the staggered nature of time charter expirations and the cyclical nature of fuel prices over time should reduce the risk of these repurchase obligations.  However, the date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable and therefore these arrangements could result in losses or reductions in working capital that are beyond our control. With respect to time charter agreements, we believe the variable expiration of the relevant contracts makes hedging agreements impractical or uneconomic.

Given that under certain arrangements with short-term or spot market voyage charters, we may bear the cost of fuel, the recent volatility in fuel prices could be a factor affecting profitability in these arrangements. To profitably price an individual charter, we must take into account the anticipated cost of fuel for the duration of the charter. Changes in the actual price of fuel at the time the charter is to be performed could result in the charter being performed at a significantly greater or lesser profit than originally anticipated or even result in a loss.

As noted above under “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation,” regulations on sulfur emissions due to take effect in 2020 may result in certain types of marine fuel becoming more expensive.  To mitigate this risk, we may enter into forward bunker contracts from time to time that permit us to purchase fuel at a fixed price in exchange for payment of a certain amount.  We may incur a loss on such contracts if the price of fuel declines below the price at which the contract permits us to purchase fuel, or a significant increase in the price of fuel may not be mitigated by our entry into such contracts, if any.  Either occurrence could have a material adverse effect on our business, financial condition, and results of operations, cash flows, and ability to pay dividends.

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

While supply and demand fundamentals have improved starting in 2017, persistent, historically low rates prior to 2017 in the drybulk shipping market resulted in decreases in our prior period revenues.  As a result, we experienced negative cash flows, and in turn, our liquidity was negatively impacted.   While we have recently refinanced or amended our credit facilities and conducted an equity raise, if the market environment declines over a prolonged period of time, we may have insufficient liquidity to fund ongoing operations or satisfy our obligations under our credit facilities, which may lead to a default under one or more of our credit facilities.

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

As of March 4, 2019, approximately 55% of our vessels were in arrangements in which they were trading at spot market rates through spot market voyage charters or spot market-related time charters.  Thirty of our vessels were engaged under spot market voyage charters and two of our vessels were engaged under spot market-related time charter contracts as of such date.  Lastly, 26 of the vessels in our fleet were engaged under fixed rate time charters as of such date.  All of the charter contracts for our vessels expire (assuming the option periods in the time charters are not exercised) between March 2019 and July 2019. The charterhire rates for our vessels have sometimes declined below the operating costs of our vessels.  Because we currently charter most of our vessels on spot market voyage charters and spot market-related time charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to significant freight rate fluctuations in spot charter rates.

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

In addition, while we try to capture arbitrage opportunities by taking cargo positions, a significant fluctuation in the rate environment could adversely affect the profitability of those trades.

The revenues we earn may depend on the success and profitability of any vessel pools in which we may operate our vessels.

We currently do not deploy any of our vessels in pooling arrangements.  However, we may deploy our vessels in one or more vessel pools from time to time as part of our chartering strategy.  Chartering arrangements for our vessels deployed in a pool are handled by the commercial manager of the pool. The profitability of our vessels operating in vessel pools will depend upon the pool managers’ ability to successfully implement a profitable chartering strategy, which could include, among other things, obtaining favorable charters and employing vessels in the pool efficiently in order to service those charters. The pool’s profitability will also depend on minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. Furthermore, should an incident occur that negatively affects a pool’s revenues or should a pool underperform, then our profitability will be negatively impacted as a result. Commercial managers of pools typically exercise significant control and discretion over the operation of the pool, and our success and profitability will depend on the success of the pools in which we participate, particularly if we transition to a new pool. If vessels from other owners which enter into pools in which we participate are not of comparable design or quality to our vessels, or if the owners of such other vessels negotiate for greater pool weightings than those obtained by us, this could negatively impact the profitability of the pools in which we participate or dilute our interest in pool profits. If we wish to withdraw a vessel from a pool, we are required to give advance notice and the agreements we enter into with pools in which we participate may provide the applicable pool the right to defer withdrawal of our vessels. If the commercial manager of the pools in which we participate were to cease serving in such capacity, the pools may not be able to find a replacement commercial manager who will be as successful as the current commercial manager in chartering vessels and who may not have the same customer relationships. Additionally, were we to seek to assume direct commercial management of these vessels, either by choice or because of our failure to negotiate or maintain favorable terms with a profitable and well-managed pool, we may face similar challenges.

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

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2018, approximately 32% of our revenues were derived from ten charterers. Of our total revenue for the year ended December 31, 2018, we did not have any customer that accounted for more than 10% of our voyage revenue. While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk.  If we were to lose any of our major customers, or if any of them significantly reduced its use of our services or was unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 9.0 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We depend to a significant degree upon third party managers to provide the technical management of our fleet.  Any failure of these technical managers to perform their obligations to us could adversely affect our business.

We have contracted the technical management of our fleet, including crewing, maintenance and repair services, to third party technical management companies.  The failure of these technical managers to perform their obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.  Although we may have rights against our third party managers if they default on their obligations to us, our shareholders will share that recourse only indirectly to the extent that we recover funds.

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

Dividends and share repurchases permitted under our credit facilities are subject to certain limitations.

Under the terms of our $460 Million Credit Facility and our $108 Million Credit Facility, our payment of dividends or repurchases of our stock are subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn.  The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors, which expects to consider the appropriateness of dividend payments or stock repurchases from time to time as well as relevant legal and contractual requirements. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchase include our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase.

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

Currently, there is no availability under our existing credit facilities except for the additional tranche of up to $35 million under the recent amendment to our $460 Million Credit Facility to cover a portion of the expenses related to the acquisition and installation of scrubbers on our 17 Capesize vessels. These limitations place significant restrictions on financing that we could use for our growth.

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

Based on the ownership and trading of our stock in 2018, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2018. If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (which we sometimes refer to as the “U.S. gross transportation income tax”).  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2019 or future taxable years.

During 2017, based on the ownership and trading of our stock, we believe that we did not satisfy the publicly traded test, the qualified shareholder test, or the CFC test, and therefore did not qualify for the Section 883 exemption in 2017.  As such, during the year ended December 31, 2017, we recorded $0.4 million of estimated U.S. gross transportation tax which has been recorded in Voyage Expenses in the Consolidated Statements of Operations.  Refer to Note 2 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

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

We established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017.  GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore.  The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA.  Income from non-qualifyng activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%).  During the years ended December 31, 2018 and 2017, GSPL recorded $28 and no income tax respectively, which has been recorded in Other income (expense) in the Consolidated Statements of Operations in our Consolidated Financial Statements.

During 2018, we established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark.  Genco Shipping A/S is subject to corporate taxes in Denmark a rate of 22% during 2018.  During the year ended December 31, 2018, Genco Shipping A/S recorded $79 of income tax which has been recorded in Other income (expense) in the Consolidated Statements of Operations in our Consolidated Financial Statements.

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

We generate all of our revenues in U.S. dollars, but we may incur drydocking costs, voyage expenses (including port costs, etc.), special survey fees and other expenses in other currencies.  If our expenditures on such costs and fees were significant, and the U.S. dollar were weak against such currencies, our business, results of operations, cash flows, financial condition and ability to pay dividends could be adversely affected.

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

Certain shareholders currently hold significant percentages of our common stock. As of March 5, 2019,  affiliates of Centerbridge Partners, L.P. owned approximately 25.2%; affiliates of Apollo Global Management owned approximately 13.0%; and affiliates of Strategic Value Partners, LLC owned approximately 24.4% of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property.  Effective April 4, 2011, we entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011.  Following the expiration of the free base rental period, the monthly base rental payments were $0.1 million per month until May 31, 2015 and thereafter were $0.1 million per month until the end of the seven-year term.  We have also entered into a direct lease with the over-landlord of such office space that commences immediately upon the expiration of such sub-sublease agreements, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expirations of the free base rental period, the monthly base rental payments will be $0.2 million per month from October 1, 2018 to April 30, 2023 and $0.2 million per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitute one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the term of the lease from July 9, 2014 when the Company emerged from bankruptcy (the “Effective Date”) to September 30, 2025 was $0.2 million.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $2.2 million annually for 2019 through 2022, $2.4 million for 2023 and a total of $4.3 million for the remaining term of the lease.

In addition, during November 2017 we entered into a lease for office space in Singapore which expired during January 2019.  A lease was signed for a new office space in Singapore effective January 17, 2019 for a three-year term.

Lastly, during July 2018 we entered into a sublease for office space in Copenhagen which commenced on July 1, 2018 and will expire on July 31, 2019.

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report.  All of the vessels in our current fleet serve as collateral under our credit facilities.  Please see “Liquidity and Capital Resources” and “Critical Accounting Policies — Vessels and Depreciation” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a further description.  The foregoing descriptions are incorporated into this Item 2 by reference.

We consider each of our significant properties to be suitable for its intended use.

ITEM 3. LEGAL PROCEEDINGS

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York. On May 26, 2015, the six actions were consolidated under the caption In Re Baltic Trading Ltd. Stockholder Litigation, Index No. 651241/2015, and a consolidated class action complaint was filed on June 10, 2015 (the “Consolidated Complaint”).  The Consolidated Complaint was purported to be brought by and on behalf of Baltic Trading’s shareholders and alleges that the then-proposed July 2015 merger did not fairly compensate Baltic Trading’s shareholders and undervalued Baltic Trading.  The Consolidated Complaint named as defendants the Company, Baltic Trading, the individual members of Baltic Trading’s board, and the Company’s merger subsidiary. The claims generally alleged (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints sought an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages.

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

As of March 5, 2019, there were approximately 19 holders of record of our common stock.

We have not declared or paid any dividends since the third quarter of 2008 and currently do not plan to resume the payment of dividends. For a discussion of restrictions applicable to our payment of dividends, please see “Liquidity and Capital Resources—Dividends” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Successor					Predecessor
					Period from	Period from
					July 9 to	January 1 to
	For the Years Ended December 31,				December 31,	July 9,
	2018	2017	2016	2015	2014 (5)	2014 (5)
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$367,522	$209,698	$133,246	$150,784	$98,817	$118,759
Service revenues	—	—	2,340	3,175	1,584	1,701
Total revenues	$367,522	$209,698	$135,586	$153,959	$100,401	$120,460

Operating Expenses:
Voyage expenses	114,855	25,321	13,227	20,257	7,525	4,140
Vessel operating expenses	97,427	98,086	113,636	122,008	56,943	64,670
Charter hire expenses	1,534	—	—	—	—	—
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,231, $4,053, $20,680, $42,136, $20,405 and $4,352, respectively) (3)	23,141	22,190	45,174	74,941	32,790	26,894
Technical management fees (3)	8,000	7,659	8,932	8,961	4,125	4,477
Depreciation and amortization	68,976	71,776	76,330	79,556	36,714	75,952
Other operating income	—	—	(960)	—	(530)	—
Impairment of vessel assets	56,586	21,993	69,278	39,893	—	—
(Gain) loss on sale of vessels	(3,513)	(7,712)	(3,555)	1,210	—	—
Goodwill impairment	—	—	—	—	166,067	—

Total operating expenses	367,006	239,313	322,062	346,826	303,634	176,133

Operating income (loss)	516	(29,615)	(186,476)	(192,867)	(203,233)	(55,673)
Other expense	(33,456)	(29,110)	(30,300)	(58,595)	(7,538)	(41,122)

Loss before reorganization items, net	(32,940)	(58,725)	(216,776)	(251,462)	(210,771)	(96,795)
Reorganization items, net	—	—	(272)	(1,085)	(1,591)	(915,640)

Net loss before income taxes	(32,940)	(58,725)	(217,048)	(252,547)	(212,362)	(1,012,435)
Income tax expense	—	—	(709)	(1,821)	(996)	(815)
Net loss	(32,940)	(58,725)	(217,757)	(254,368)	(213,358)	(1,013,250)
Less: Net loss attributable to noncontrolling interest	—	—	—	(59,471)	(31,064)	(62,101)
Net loss attributable to Genco Shipping & Trading Limited	$(32,940)	$(58,725)	$(217,757)	$(194,897)	$(182,294)	$(951,149)
Net loss per share - basic (1)	$(0.86)	$(1.71)	$(30.03)	$(29.61)	$(30.20)	$(21.83)
Net loss per share - diluted (1)	$(0.86)	$(1.71)	$(30.03)	$(29.61)	$(30.20)	$(21.83)
Weighted average common shares outstanding - Basic (1)	38,382,599	34,242,631	7,251,231	6,583,163	6,036,051	43,568,942
Weighted average common shares outstanding - Diluted (1)	38,382,599	34,242,631	7,251,231	6,583,163	6,036,051	43,568,942

	Successor					Predecessor
					Period from	Period from
					July 9 to	January 1 to
	For the Years Ended December 31,				December 31,	July 9,
	2018	2017	2016	2015	2014 (5)	2014 (5)
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash, including restricted cash	$202,761	$204,946	$169,068	140,889	$113,109	$ N/A
Total assets (2)	1,627,470	1,520,959	1,568,960	1,714,663	1,745,155	N/A
Total debt (current and long-term, including notes payable, net of deferred financing costs) (2)	535,148	515,392	513,020	579,023	422,377	N/A
Total equity	1,053,307	975,027	1,029,699	1,105,966	1,292,774	N/A
Other Data:
(U.S. dollars in thousands)

Net cash provided by (used in) operating activities (7)	$65,907	$24,071	$(52,307)	(57,500)	$(27,895)	$(34,219)
Net cash (used in) provided by investing activities (6) (7)	(195,375)	17,405	25,051	(65,240)	(23,621)	(29,508)
Net cash provided by (used in) financing activities	127,283	(5,598)	55,435	150,520	18,273	77,207

EBITDA (4)	$65,326	$41,997	$(112,469)	(93,598)	$(137,010)	$(833,366)

(1)

On July 7, 2016, we completed a one-for-ten reverse stock split with no change in par value per share.  The authorized shares of the common stock were not adjusted.  All common share and per share amounts of the Successor Company prior to July 7, 2016 have retroactively adjusted to reflect the reverse stock split.

(2)

In the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03 where certain deferred financing costs that were previously presented as a non-current asset were reclassified from non-current assets to a reduction of current and long-term debt.  Deferred financing costs reclassified as of December 31, 2018, 2017, 2016, 2015 and 2014 were $16.3 million, $9.0 million, $11.4 million, $9.4 million,  and $7.8 million, respectively.

(3)

During the year ended December 31, 2016, we opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and Technical management fees.  This change was made retrospectively for comparability purposes and there was no effect on the Net Loss for the Successor Company for the years ended December 31, 2018, 2017, 2016 and 2015 and for the period from July 9 to December 31, 2014 or for the Predecessor Company for the period from January 1 to July 9, 2014.

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

	Successor					Predecessor
					Period from	Period from
					July 9 to	January 1 to
	For the Years Ended December 31,				December 31,	July 9,
	2018	2017	2016	2015	2014 (5)	2014 (5)
Net loss attributable to Genco Shipping & Trading Limited	$(32,940)	$(58,725)	$(217,757)	$(194,897)	$(182,294)	$(951,149)
Net interest expense	29,290	28,946	28,249	19,922	7,574	41,016
Income tax expense	—	—	709	1,821	996	815
Depreciation and amortization	68,976	71,776	76,330	79,556	36,714	75,952

EBITDA (4)	$65,326	$41,997	$(112,469)	$(93,598)	$(137,010)	$(833,366)

(5)

The period from July 9 to December 31, 2014 (Successor Company) and the period from January 1 to July 9, 2014 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on July 9, 2014.

(6)

In the first quarter of 2017, the Company adopted ASU 2016-18, which requires the Company to show the changes in the total cash, cash equivalents and restricted cash in the statement of cash flows.  Changes in restricted cash were previously recorded as an investing cash inflow or outflow.  The adoption of ASU 2016-18 resulted in a change in net cash provided by (used in) investing activities for the Successor Company of $15.9 million, ($9.9) million, $19.4 million during the years ended December 31, 2016 and December 31, 2015 and the period from July 9 to December 31, 2014 and $0.1 million for the Predecessor Company during the period from January 1 to July 9, 2014, respectively.

(7)

In the first quarter of 2018, the Company adopted ASU 2016-15, which resulted in insurance proceeds for protection and indemnity claims and loss of hire claims to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities. Additionally, as part of ASU 2016-15, any cash payments for debt prepayment or debt extinguishment costs (including third party costs, premiums paid and other fees paid to lenders) must be classified as cash outflows for financing activities.  Lastly, for any debt instruments that contain interest payable in-kind, any cash payments attributable to the payment of in-kind interest will be classified as cash outflows for operating activities.  The adoption of ASU 2016-15 resulted in a change in net cash provided by (used in) operating activities and cash (used in) provided by investing activities for the Successor Company of $2.4 million, $2.3 million, $1.4 million and $1.1 million during the years ended December 31, 2017, 2016 and December 31, 2015 and the period from July 9 to December 31, 2014 and $0.9 million for the Predecessor Company during the period from January 1 to July 9, 2014, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 58 drybulk vessels, including 17 Capesize drybulk vessels, two Panamax drybulk vessels, six Ultramax drybulk vessels, 20 Supramax drybulk vessels, and 13 Handysize drybulk vessels, with an aggregate carrying capacity of approximately 5,075,000 deadweight tons (“dwt”), and the average age of our fleet is currently approximately 9.0 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charter that expire (assuming the option periods in the time charters are not exercised) between March 2019 and July 2019.

See pages 7 – 10 for a table of our current fleet.

In 2017, we began implementing initiatives to expand our commercial platform and more actively manage the employment of our vessels.  We hired commercial directors for our major bulk and minor bulk fleets and have begun employment of our vessels directly with cargo owners under cargo contracts.  To better capitalize on opportunities to employ our vessels, we expanded our global commercial presence with the establishment of new offices in Singapore and Copenhagen. Additionally, we have withdrawn our vessels from pools and have reallocated our freight exposure to the Atlantic basin to seek to capture the earnings premium historically offered.  Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provide optionality in a potentially rising freight rate environment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Over the course of 2018, the United States has imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, have undertaken retaliatory actions with the implementation of tariffs on select U.S. products. Most notable in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could negatively impact drybulk rates. To date, our observation of trade flows has been that China has increased its market share of Brazilian soybeans, while U.S. shipments have been re-directed to other destinations such as Latin America and Europe.

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”)  announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020, ships will now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

We have entered into agreements to install scrubbers on our 17 Capesize vessels and are evaluating options to install scrubbers on certain minor bulk vessels.  We expect the balance of our fleet will consume compliant, low sulfur fuel beginning in 2020 but intend to continue to evaluate other options.  During the course of 2018, we sold seven of our older, less fuel efficient vessels and purchased six modern high specification vessels with a goal of improving fuel consumption and further reduce emissions.  We also sold an additional vessel during January 2019 and will continue to seek opportunities to renew our fleet going forward.

On July 12, 2018, we entered into agreements to purchase two modern, high specification Capesize drybulk vessels for an aggregate purchase price of $98.0 million.  These vessels were renamed the Genco Defender and the Genco Liberty (both 2016-built Capesize vessels) and were delivered during the third quarter of 2018.  We utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility as described in Note 8 — Debt in our Consolidated Financial Statements.

On June 6, 2018, we entered into an agreement for the en bloc purchase of four drybulk vessels including two Capesize drybulk vessels and two Ultramax drybulk vessels for approximately $141.0 million.  Each vessel was built with a fuel-saving “eco” engine.  These vessels were renamed the Genco Weatherly (2014-built Ultramax vessel), the Genco Columbia (2016-built Ultramax vessel), the Genco Endeavour (2015-built Capesize vessel) and the Genco Resolute (2015-built Capesize vessel) and were delivered during the third quarter of 2018. The Company utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility as described in Note 8 — Debt in our Consolidated Financial Statements.

During the fourth quarter of 2018, we reached agreements to sell the Genco Muse (2001-built Handymax vessel), the Genco Beauty (1999-built Panamax vessel), the Genco Knight (1999-built Panamax vessel) and the Genco Vigour (1999-built Panamax vessel).  The sales of the Genco Muse, the Genco Beauty and the Genco Knight were completed on December 5, 2018, December 17, 2018 and December 26, 2018.  These three vessels do not serve as collateral under any of our credit facilities; therefore, we are not required to pay down any indebtedness with the proceeds from the sale. The sale of the Genco Vigour was completed on January 28, 2019 and has been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2018.

During the third quarter of 2018, we reached agreements to sell the Genco Cavalier (2007-built Supramax vessel), the Genco Surprise (1998-built Panamax vessel), the Genco Explorer (1999-built Handysize vessel) and the Genco Progress (1999-built Handysize vessel).  The sale of the Genco Cavalier was completed on October 16, 2018.  The Genco Cavalier served as collateral under the $460 Million Credit Facility; therefore, $4.9 million of the net proceeds received from the sale will remain classified as restricted cash for 120 days following the sale date, refer to Consolidated Balance Sheet as of December 31, 2018. That amount can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral, we will be required to use the proceeds as a loan prepayment.  The sales of the Genco Surprise, the Genco Explorer and the Genco Progress were completed on August 7, 2018, November 13, 2018 and September 13, 2018, respectively.  These three vessels did not serve as collateral under any of our credit facilities; therefore, we were not required to pay down any indebtedness with the proceeds from the sale.

The aforementioned vessels are part of our previously announced fleet renewal program.

Pursuant to the final executed $400 Million Credit Facility, we were required to sell or scrap ten of our vessels.  On April 5, 2016, the Board of Directors unanimously approved scrapping the Genco Marine.  We reached an agreement on May 6, 2016 to sell the Genco Marine, a 1996-built Handymax vessel, to be scrapped with Ace Exim Pte Ltd., a demolition yard, which was completed on May 17, 2016.

During October 2016, we reached agreements with third parties to sell three of our vessels, the Genco Pioneer (a 1999-built Handysize vessel), the Genco Sugar (a 1998-built Handysize vessel) and the Genco Leader (a 1999-built Panamax vessel).   These sales were completed during October and November 2016. Additionally, during November 2016 we reached an agreement with a third party to sell the Genco Acheron (a 1999-built Panamax vessel) for which the sale was completed during December 2016.  Also, during December 2016 the Board of Directors unanimously approved the sale of the Genco Success (a 1997-built Handymax vessel), the Genco Prosperity (a 1997-built Handymax vessel) and the Genco Wisdom (a 1997-built Handymax vessel).  These vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2016.  The sale of the Genco Wisdom and Genco Success were completed during January 2017 and March 2017, respectively, and the Genco Prosperity was completed during May 2017.  Lastly, during January 2017, the Board of Directors unanimously approved the sale of the Genco Carrier (a 1998-built Handymax vessel) and the Genco Reliance (a 1999-built Handysize vessel).  The sales of these vessels were completed during February 2017.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for further details.

The Genco Tiger and the Baltic Lion were offhire for a total of approximately 115 days and 34 days, respectively, during the years ended December 31, 2017 to complete repairs to their main engines.  The Genco Tiger’s main engine experienced a breakdown associated with the vessel’s lube filtration system during the first quarter of 2017 and underwent repairs to rectify the issue.  The Baltic Lion, which is a sister vessel to the Genco Tiger, also underwent main engine repairs associated with the lube filtration system.  We received approval from the insurance underwriters during June 2017 for payment on account under our loss of hire insurance in the amount of $1.4 million and $0.3 million for the Genco Tiger and Baltic Lion, respectively, which was recorded as voyage revenue during the second quarter of 2017.  During September 2017 and March 2018, we received the approval of the final remaining loss of hire insurance claim for the Genco Tiger and Baltic Lion of $0.4 million and $0.1 million, respectively, which was recorded as voyage revenue during the third quarter of 2017 and first quarter of 2018, respectively.  Our loss of hire insurance covers the revenue days lost for the two vessels at a rate of twenty thousand dollars per day up to 90 days after a deductible of fourteen days.  As the Genco Tiger had total offhire days of approximately 115 days, 11 days of this offhire exceeded the 90-day loss of hire and fourteen-day deductible period and was not covered by insurance.

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

We report financial information and evaluate our operations by charter revenues and not by the length of ship employment for our customers, i.e., spot or time charters.  Each of our vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment, the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

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

Year ended December 31, 2018 compared to the year ended December 31, 2017

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2018 and 2017 on a consolidated basis.

	For the Year Ended
	December 31,		Increase
	2018	2017	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	5,251.5	4,745.0	506.5	10.7%
Panamax	2,022.7	2,190.0	(167.3)	(7.6)%
Ultramax	1,731.2	1,460.0	271.2	18.6%
Supramax	7,588.4	7,665.0	(76.6)	(1.0)%
Handymax	338.4	632.8	(294.4)	(46.5)%
Handysize	5,316.4	5,514.6	(198.2)	(3.6)%

Total	22,248.6	22,207.4	41.2	0.2%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	—	—	—	—%
Supramax	49.4	—	49.4	100.0%
Handymax	37.3	—	37.3	100.0%
Handysize	45.8	—	45.8	100.0%

Total	132.5	—	132.5	100.0%

Available days (owned & chartered-in fleet) (3)
Capesize	5,171.7	4,651.3	520.4	11.2%
Panamax	2,021.7	2,020.5	1.2	0.1%
Ultramax	1,724.0	1,455.7	268.3	18.4%
Supramax	7,624.4	7,555.2	69.2	0.9%
Handymax	365.7	609.3	(243.6)	(40.0)%
Handysize	5,323.8	5,466.5	(142.7)	(2.6)%

Total	22,231.3	21,758.5	472.8	2.2%

Available days (owned fleet) (4)
Capesize	5,171.7	4,651.3	520.4	11.2%
Panamax	2,021.7	2,020.5	1.2	0.1%
Ultramax	1,724.0	1,455.7	268.3	18.4%
Supramax	7,575.0	7,555.2	19.8	0.3%
Handymax	328.4	609.3	(280.9)	(46.1)%
Handysize	5,278.0	5,466.5	(188.5)	(3.4)%

Total	22,098.8	21,758.5	340.3	1.6%

Operating days (5)
Capesize	5,169.5	4,519.3	650.2	14.4%
Panamax	1,970.9	2,009.6	(38.7)	(1.9)%
Ultramax	1,700.4	1,443.8	256.6	17.8%
Supramax	7,528.4	7,499.9	28.5	0.4%

	For the Year Ended
	December 31,		Increase
	2018	2017	(Decrease)	% Change
Handymax	351.8	583.7	(231.9)	(39.7)%
Handysize	5,253.8	5,410.1	(156.3)	(2.9)%

Total	21,974.8	21,466.4	508.4	2.4%

Fleet utilization (6)
Capesize	99.4%	96.4%	3.0%	3.1%
Panamax	97.4%	98.6%	(1.2)%	(1.2)%
Ultramax	98.2%	98.9%	(0.7)%	(0.7)%
Supramax	98.6%	98.8%	(0.2)%	(0.2)%
Handymax	93.6%	92.2%	1.4%	1.5%
Handysize	98.4%	98.8%	(0.4)%	(0.4)%

Fleet average	98.5%	98.1%	0.4%	0.4%

	For the Year Ended
	December 31,		Increase
	2018	2017	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$15,422	$12,017	$3,405	28.3%
Panamax	9,648	7,974	1,674	21.0%
Ultramax	10,420	9,203	1,217	13.2%
Supramax	10,816	7,466	3,350	44.9%
Handymax	12,031	7,421	4,610	62.1%
Handysize	9,099	6,960	2,139	30.7%

Fleet average	11,364	8,474	2,890	34.1%

Daily vessel operating expenses (8)
Capesize	$4,855	$4,816	$39	0.8%
Panamax	4,137	4,334	(197)	(4.5)%
Ultramax	4,531	4,511	20	0.4%
Supramax	4,303	4,517	(214)	(4.7)%
Handymax	4,767	4,160	607	14.6%
Handysize	4,035	3,972	63	1.6%

Fleet average	4,379	4,417	(38)	(0.9)%

(1)

Ownership days.  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2)	Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third party vessels.

(3)

Available days (owned and chartered-in fleet).  We define available days, which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys.  Amounts for available days in the table above for the year ended December 31, 2017 have been adjusted for our updated method of calculating available days.  Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4)	Available days (owned fleet). We define available days for the owned fleet as available days less chartered-in days.

(5)

Operating days.  We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues. Amounts for operating days in the table above for the year ended December 31, 2017 have been adjusted for our updated method of calculating available days.

(6)

Fleet utilization.  We calculate fleet utilization, which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.  Amounts for fleet utilization in the table above for the year ended December 31, 2017 have been adjusted for our updated method of calculating fleet utilization.

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

	For the Year Ended
	December 31,
	2018	2017
Voyage revenues (in thousands)	$367,522	$209,698
Voyage expenses (in thousands)	114,855	25,321
Charter hire expenses (in thousands)	1,534	—
	251,133	184,377
Total available days for owned fleet	22,098.9	21,758.5
Total TCE rate	$11,364	$8,474

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

Operating Data

The following tables represent the operating data and certain balance sheet and other data for the years ended December 31, 2018 and 2017 on a consolidated basis.

	For the Years Ended December 31,
	2018	2017	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$367,522	$209,698	$157,824	75.3%
Service revenues	—	—	—	—%

Total revenues	367,522	209,698	157,824	75.3%

Operating Expenses:
Voyage expenses	114,855	25,321	89,534	353.6%
Vessel operating expenses	97,427	98,086	(659)	(0.7)%
Charter hire expenses	1,534	—	1,534	100.0%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,231 and $4,053, respectively)	23,141	22,190	951	4.3%
Technical management fees	8,000	7,659	341	4.5%
Depreciation and amortization	68,976	71,776	(2,800)	(3.9)%
Impairment of vessel assets	56,586	21,993	34,593	157.3%
Gain on sale of vessels	(3,513)	(7,712)	4,199	(54.4)%

Total operating expenses	367,006	239,313	127,693	53.4%

Operating income (loss)	516	(29,615)	30,131	(101.7)%
Other expense	(33,456)	(29,110)	(4,346)	14.9%

Loss before reorganization items, net	(32,940)	(58,725)	25,785	(43.9)%
Reorganization items, net	—	—	—	—%

Loss before income taxes	(32,940)	(58,725)	25,785	(43.9)%
Income tax expense	—	—	—	—%

Net loss	(32,940)	(58,725)	25,785	(43.9)%

Net loss per share - basic	$(0.86)	$(1.71)	$0.85	(49.7)%
Net loss per share - diluted	$(0.86)	$(1.71)	$0.85	(49.7)%
Weighted average common shares outstanding - basic	38,382,599	34,242,631	$4,139,968	12.1%
Weighted average common shares outstanding - diluted	38,382,599	34,242,631	$4,139,968	12.1%

	For the Years Ended December 31,
	2018	2017	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$202,761	$204,946	$(2,185)	(1.1)%
Total assets	1,627,470	1,520,959	106,511	7.0%
Total debt (current and long-term, net of deferred financing fees)	535,148	515,392	19,756	3.8%
Total equity	1,053,307	975,027	78,280	8.0%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by operating activities	$65,907	$24,071	41,836	173.8%
Net cash (used in) provided by investing activities	(195,375)	17,405	(212,780)	(1,222.5)%
Net cash provided by (used in) financing activities	127,283	(5,598)	132,881	(2,373.7)%

EBITDA (1)	65,326	41,997	$23,329	55.5%

(1)

EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 50 - 51 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

During 2018, voyage revenues increased by $157.8 million, or 75.3%, as compared to 2017. The increase in voyage revenues was primarily due to the employment of vessels on spot market voyage charters beginning during the second half of 2017, as well as higher spot market rates achieved by the majority of our vessels.

The average TCE rate of our fleet increased 34.1% to $11,364 a day during 2018 from $8,474 a day during 2017.  The increase in TCE rates was primarily due to higher rates achieved by the majority of our vessels during 2018 as compared to 2017.

The Baltic Dry Index, or BDI (a drybulk index), increased in 2018 as compared to the previous year despite experiencing meaningful volatility. At the beginning of 2018, the BDI came under seasonal pressure due to the front-loaded nature of the orderbook, which led to increased newbuilding vessel deliveries as well as the occurrence of the Chinese New Year holiday.  Freight rate volatility continued into the second quarter prior to rising to 2018 highs during the third quarter of 2018. Specifically, the BDI reached a multi-year high of 1,774 in July, a mark not realized since January 2014. This BDI strength continued into August before marginally declining to end the third quarter. The rise in the BDI was primarily due to demand for high quality, seaborne iron ore cargoes primarily from Brazil and Australia as well as a firm coal trade and strong soybean shipments from Brazil together with low net fleet growth. During the fourth quarter of 2018, the BDI retreated from these strong levels due to an iron ore inventory destock in China, together with restrictions imposed on imported coal as well as limited U.S. soybean shipments to China during the ordinarily peak season. In 2019 to date, various seasonal factors including increased newbuilding deliveries, weather related disruptions and the Chinese New Year have negatively impacted the market in the short-term. Additionally, a dam breach at Brazilian miner Vale SA’s operations has caused a temporary disruption to iron ore cargoes originating in the Atlantic basin while reports of coal imports restrictions in China as well as the continued U.S.-China trade dispute have hampered drybulk market sentiment.

For 2018 and 2017, we had ownership days of 22,248.6 days and 22,207.4 days, respectively.  The increase in ownership days is primarily a result of the delivery of six vessels during third quarter of 2018 substantially offset by the sale of two vessels during third quarter of 2018 and the sale of five vessels during the fourth quarter of 2018. Fleet utilization increased marginally to 98.5% during 2018 from 98.1% during 2017.

Please see pages 7 - 10 for a table that sets forth information about the current employment of the vessels in our fleet.

VOYAGE EXPENSES-

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  Thse expenses are borne by the Company during spot market voyage charters.  There are certain other non-specified voyage expenses such as commissions which are typically borne by us.  Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties.  Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on spot market voyage charters because these expenses are for the account of the vessel owner.  At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  In short-term time charters, voyage expenses include the cost of bunkers consumed pursuant to the terms of the time charter agreement.  Additionally, we may record lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements.

Voyage expenses increased by $89.6 million from $25.3 million during 2017 to $114.9 million during 2018.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during the year ended December 31, 2018 which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.  Additionally, there was an increase in the costs of bunkers consumed during short-term time charters during 2018 as compared to 2017.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased marginally by $0.7 million from $98.1 million during 2017 to $97.4 million during 2018.  This decrease was primarily due to the timing of drydocking related expenses, partially offset by higher crew related expenses.

Average daily vessel operating expenses for our fleet decreased marginally by $38 per day from $4,417 per day during 2017 as compared to $4,379 in 2018.  The decrease in daily vessel operating expenses was predominantly due to lower drydock related expenses, partially offset by higher crew related expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2018 were $61 below the weighted-average budgeted rate of $4,440 per day.

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

Based on our management’s estimates and budgets provided by our technical manager for our fleet of 58 vessels, we expect our vessels to have average daily vessel operating expenses during 2019 of:

Average Daily
Vessel Type	Budgeted Amount
Capesize	$4,950
Panamax	4,450
Ultramax	4,775
Supramax	4,350
Handysize	4,135

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $4,525 during 2019.

CHARTER HIRE EXPENSES-

During 2018, we time chartered-in five third party vessels which resulted in total expenses of $1.5 million.  We did not time charter-in any vessels during 2017.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses. General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the Management Incentive Program (the “MIP”) and the 2015 Equity Incentive Plan.  Refer to Note 18 — Stock-Based Compensation in our Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.  We expect to incur additional general and administrative expenses during 2019 as a result of our global expansion to Singapore and Copenhagen.

General and administrative expenses increased by $0.9 million from $22.2 million during 2017 to $23.1 million during 2018 primarily due to an increase in compensation expense, as well as an increase in legal and professional fees associated with the refinancing of our debt with the $460 Million Credit Facility (refer to Note 8 — Debt in our Consolidated Financial Statements).  These increases were partially offset by a decrease in nonvested stock amortization expense.  Refer to Note 18 — Stock-Based Compensation in our Consolidated Financial Statements for further information.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the years ended December 31, 2018 and 2017, technical management fees were $8.0 million and $7.7 million, respectively.  The $0.3 million increase was primarily a result of the delivery of six vessels during the third quarter of 2018.

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

Depreciation and amortization expenses decreased by $2.8 million from $71.8 million during 2017 to $69.0 million during 2018.  This decrease was primarily due to the decrease in depreciation expense for the nine vessels that were deemed to be impaired as of February 27, 2018.  Additionally, there was a decrease in depreciation expense for the five vessels that were deemed to be impaired as of August 4, 2017, of which four vessels were sold during the third and fourth quarters of 2018.  These vessels were reduced to their respective fair market values on those dates and are being depreciated over their remaining useful life.  There was also a decrease in the amortization of drydocking assets as there were less vessels that completed drydocking during 2018 as compared to 2017.  These decreases were partially offset by an increase in depreciation expense for the six vessels delivered during the third quarter of 2018.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding impairment.

IMPAIRMENT OF VESSEL ASSETS-

During 2018 and 2017, we recorded $56.6 million and $22.0 million of impairment of vessel assets, respectively.

On July 24, 2018, we entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, we reduced the carrying value of the Genco Surprise to the net sales price on June 30, 2018.  This resulted in an impairment loss of $0.2 million during 2018.

On February 27, 2018, our Board of Directors determined to dispose of our following nine vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during 2018.  This resulted in an impairment loss of $56.4 million during 2018.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

GAIN ON SALE OF VESSELS-

During 2018, we recorded a net gain on sale of vessels of $3.5 million related primarily to the sale of the Genco Progress during the third quarter of 2018 and the sale of the Genco Cavalier, Genco Explorer, Genco Muse, Genco Beauty and Genco Knight during the fourth quarter of 2018.  During 2017, we recorded a net gain on sale of vessels of $7.7 million related primarily to the sale of the Genco Prosperity, Genco Success, Genco Carrier, Genco Reliance and Genco Wisdom for which the sales were completed during the first half of 2017.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense increased by $0.4 million to $29.3 million during 2018 as compared to $28.9 million during 2017.  Net interest expense during the years ended 2018 and 2017 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities.  The increase in interest expense is primarily due to interest expense associated with the $108 Million Credit Facility, which was entered into on August 14, 2018.   These increases were partially offset by an increase in interest income earned during 2018 as compared to 2017 primarily as a result of interest income earned on time deposits as well as a higher cash balance due to proceeds from the equity issuance during the second quarter of 2018 and proceeds from the sale of vessels. Refer to Note 8 — Debt and Note 1 — General Information in the Consolidated Financial Statements for information regarding our credit facilities and the equity issuance, respectively.

LOSS ON DEBT EXTINGUISHMENT –

During 2018, we recorded a $4.5 million loss on debt extinguishment as a result of the refinancing of our $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities with the $460 Million Credit Facility on June 5, 2018.  Refer to Note 8 — Debt in our Consolidated Financial Statements for information regarding our credit facilities.

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

	For the Year Ended
	December 31,		Increase
	2017	2016	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,745.0	4,758.0	(13.0)	(0.3)%
Panamax	2,190.0	2,850.9	(660.9)	(23.2)%
Ultramax	1,460.0	1,464.0	(4.0)	(0.3)%
Supramax	7,665.0	7,686.0	(21.0)	(0.3)%
Handymax	632.8	1,967.7	(1,334.9)	(67.8)%
Handysize	5,514.6	6,449.3	(934.7)	(14.5)%

Total	22,207.4	25,175.9	(2,968.5)	(11.8)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	—	—	—	—%
Supramax	—	—	—	—%

	For the Year Ended
	December 31,		Increase
	2017	2016	(Decrease)	% Change
Handymax	—	—	—	—%
Handysize	—	—	—	—%

Total	—	—	—	—%

Available days (owned & chartered-in fleet) (3)
Capesize	4,651.3	4,725.5	(74.2)	(1.6)%
Panamax	2,020.5	2,831.2	(810.7)	(28.6)%
Ultramax	1,455.7	1,460.2	(4.5)	(0.3)%
Supramax	7,555.2	7,642.8	(87.6)	(1.1)%
Handymax	609.3	1,960.8	(1,351.5)	(68.9)%
Handysize	5,466.5	6,408.2	(941.7)	(14.7)%

Total	21,758.5	25,028.7	(3,270.2)	(13.1)%

Available days (owned fleet) (4)
Capesize	4,651.3	4,725.5	(74.2)	(1.6)%
Panamax	2,020.5	2,831.2	(810.7)	(28.6)%
Ultramax	1,455.7	1,460.2	(4.5)	(0.3)%
Supramax	7,555.2	7,642.8	(87.6)	(1.1)%
Handymax	609.3	1,960.8	(1,351.5)	(68.9)%
Handysize	5,466.5	6,408.2	(941.7)	(14.7)%

Total	21,758.5	25,028.7	(3,270.2)	(13.1)%

Operating days (5)
Capesize	4,519.3	4,722.8	(203.5)	(4.3)%
Panamax	2,009.6	2,796.4	(786.8)	(28.1)%
Ultramax	1,443.8	1,458.4	(14.6)	(1.0)%
Supramax	7,499.9	7,591.0	(91.1)	(1.2)%
Handymax	583.7	1,895.4	(1,311.7)	(69.2)%
Handysize	5,410.1	6,347.1	(937.0)	(14.8)%

Total	21,466.4	24,811.1	(3,344.7)	(13.5)%

Fleet utilization (6)
Capesize	96.4%	99.9%	(3.5)%	(3.5)%
Panamax	98.6%	98.1%	0.5%	0.5%
Ultramax	98.9%	99.6%	(0.7)%	(0.7)%
Supramax	98.8%	98.8%	—%	—%
Handymax	92.2%	96.3%	(4.1)%	(4.3)%
Handysize	98.8%	99.0%	(0.2)%	(0.2)%

Fleet average	98.1%	98.8%	(0.7)%	(0.7)%

	For the Year Ended
	December 31,		Increase
	2017	2016	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$12,017	$4,674	$7,343	157.1%
Panamax	7,974	4,199	3,775	89.9%
Ultramax	9,203	6,250	2,953	47.2%
Supramax	7,466	4,974	2,492	50.1%
Handymax	7,421	4,078	3,343	82.0%
Handysize	6,960	4,823	2,137	44.3%

Fleet average	8,474	4,795	3,679	76.7%

Daily vessel operating expenses (8)
Capesize	$4,816	$4,935	$(119)	(2.4)%
Panamax	4,334	4,416	(82)	(1.9)%
Ultramax	4,511	4,613	(102)	(2.2)%
Supramax	4,517	4,657	(140)	(3.0)%
Handymax	4,160	4,240	(80)	(1.9)%
Handysize	3,972	4,136	(164)	(4.0)%

Fleet average	4,417	4,514	(97)	(2.1)%

(1)

Ownership days.  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2)	Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third party vessels.

(3)

Available days (owned and chartered-in fleet).  We define available days, which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys.  Amounts for available days in the table above for the years ended December 31, 2017 and 2016 have been adjusted for our updated method of calculating available days.  Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4)	Available days (owned fleet). We define available days for the owned fleet as available days less chartered-in days.

(5)

Operating days.  We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues. Amounts for operating days in the table above for the years ended December 31, 2017 and 2016 have been adjusted for our updated method of calculating available days.

(6)

Fleet utilization.  We calculate fleet utilization,  which we have recently updated and incorporated in the table above to better demonstrate the manner in which we evaluate our business, as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.  Amounts for fleet utilization in the table above for the years ended December 31, 2017 and 2016 have been adjusted for our updated method of calculating fleet utilization.

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

	For the Year Ended December 31,
	2017	2016
Voyage revenues (in thousands)	$209,698	$133,246
Voyage expenses (in thousands)	25,321	13,227
Charter hire expenses (in thousands)	—	—
	184,377	120,019
Total available days for owned fleet	21,758.5	25,028.7
Total TCE rate	$8,474	$4,795

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

Operating Data

The following tables represent the operating data and certain balance sheet and other data for the years ended December 31, 2017 and 2016 on a consolidated basis.

	For the Years Ended December 31,
	2017	2016	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$209,698	$133,246	$76,452	57.4%
Service revenues	—	2,340	(2,340)	(100.0)%

Total revenues	209,698	135,586	74,112	54.7%

Operating Expenses:
Voyage expenses	25,321	13,227	12,094	91.4%
Vessel operating expenses	98,086	113,636	(15,550)	(13.7)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $4,053 and $20,680, respectively)	22,190	45,174	(22,984)	(50.9)%
Technical management fees	7,659	8,932	(1,273)	(14.3)%
Depreciation and amortization	71,776	76,330	(4,554)	(6.0)%
Other operating income	—	(960)	960	100.0%
Impairment of vessel assets	21,993	69,278	(47,285)	(68.3)%
Gain on sale of vessels	(7,712)	(3,555)	(4,157)	116.9%

Total operating expenses	239,313	322,062	(82,749)	(25.7)%

Operating loss	(29,615)	(186,476)	156,861	(84.1)%
Other expense	(29,110)	(30,300)	1,190	(3.9)%

Loss before reorganization items, net	(58,725)	(216,776)	158,051	(72.9)%
Reorganization items, net	—	(272)	272	(100.0)%

Loss before income taxes	(58,725)	(217,048)	158,323	(72.9)%
Income tax expense	—	(709)	709	(100.0)%

Net loss	(58,725)	(217,757)	159,032	(73.0)%

Net loss per share - basic	$(1.71)	$(30.03)	$28.32	(94.3)%
Net loss per share - diluted	$(1.71)	$(30.03)	$28.32	(94.3)%
Weighted average common shares outstanding - basic	34,242,631	7,251,231	26,991,400	372.2%
Weighted average common shares outstanding - diluted	34,242,631	7,251,231	26,991,400	372.2%

	For the Years Ended December 31,
	2017	2016	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$204,946	169,068	$35,878	21.2%
Total assets	1,520,959	1,568,960	(48,001)	(3.1)%
Total debt (current and long-term, net of deferred financing costs)	515,392	513,020	2,372	0.5%
Total equity	975,027	1,029,699	(54,672)	(5.3)%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by (used in) operating activities	$24,071	$(52,307)	$76,378	(146.0)%
Net cash provided by investing activities (1)	17,405	25,051	(7,646)	(30.5)%
Net cash (used in) provided by financing activities	(5,598)	55,435	(61,033)	(110.1)%

EBITDA (2)	$41,997	$(112,469)	$154,466	(137.3)%

(1)

In the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) ASU 2016-15 which resulted in insurance proceeds for protection and indemnity claims and loss of hire claims to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities. Additionally, as part of ASU 2016-15, any cash payments for debt prepayment or debt extinguishment costs (including third party costs, premiums paid and other fees paid to lenders) must be classified as cash outflows for financing activities.  Lastly, for any debt instruments that contain interest payable in-kind, any cash payments attributable to the payment of in-kind interest will be classified as cash outflows for operating activities.  The adoption of ASU 2016-15 resulted in a change in net cash provided by (used in) operating activities and net cash provided by investing activities of $2.4 million and $2.3 million during the years ended December 31, 2017 and 2016, respectively

(2)

EBITDA represents net (loss) income attributable to Genco Shipping & Trading plus net interest expense, taxes and depreciation and amortization.  Refer to pages 50 - 51 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

The average TCE rate of our fleet increased 76.7% to $8,474 a day during 2017 from $4,795 a day during 2016.  The increase in TCE rates was primarily due to higher rates achieved by the majority of our vessels during 2017 as compared to 2016.

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

VOYAGE EXPENSES-

Voyage expenses increased by $12.1 million from $13.2 million during 2016 to $25.3 million during 2017.  This increase was primarily due to the employment of vessels on spot market voyage charters during the second half of 2017 which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.

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

GENERAL AND ADMINISTRATIVE EXPENSES-

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

GAIN ON SALE OF VESSELS -

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

OTHER INCOME (EXPENSE)-

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations, cash on hand, equity offerings and credit facility borrowings. We currently use our funds primarily for the acquisition of vessels generally and under our ongoing fleet renewal program, drydocking for our vessels, and satisfying working capital requirements as may be needed to support our business and make required payments under our indebtedness.  Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.  We expect that our fuel costs and fuel inventories will increase beginning in 2019 as a result of sulfur emission regulations due to take effect on January 1, 2020.

On June 19, 2018, we closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  We received net proceeds of approximately $109.6 million after deducting underwriters’ discounts and commissions and other expenses.  We used the net proceeds to finance a portion of the purchase price for the two Capesize and two Ultramax vessels that we acquired during the third quarter of 2018.  Refer to Note 4 —  Vessel Acquisitions and Dispositions.

On February 28, 2019, we entered into an Amendment and Restatement Agreement (the “Amendment”) for our $460 Million Credit Facility (as defined below) with Nordea Bank AB (publ), New York Branch  (“Nordea”), as Administrative Agent and Security Agent, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S  as Bookrunners and Mandated Lead Arrangers.  The Amendment provides for an additional tranche up to $35.0 million to finance a portion of the acquisitions, installations, and related costs for exhaust gas cleaning systems (or “scrubbers”) for 17 of the our Capesize vessels.  The key terms associated with this additional tranche are as follows:

•	The final maturity date is May 31, 2023.

•

Borrowings under the tranche may be incurred pursuant to multiple drawings on or prior to March 30, 2020 in minimum amounts of $5.0 million and may be used to finance up to 90% of the scrubber costs noted above.

•

Borrowings under the tranche will bear interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon our ratio of total net indebtedness to the last twelve months’ EBITDA.

•

The tranche is subject to equal consecutive quarterly repayments commencing on the last day of the fiscal quarter ending March 31, 2020 in an amount reflecting a repayment profile whereby the loans shall have been repaid after four years calculated from March 31, 2020. Assuming that the full $35.0 million is borrowed, each quarterly repayment amount would be equal to $2.5 million.

•

For purposes of whether any dividends are subject to a limitation of 50% of our consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter, the full commitment of up to $35.0 million for the scrubber tranche is assumed to be drawn.

•	Collateral and financial covenants otherwise remain substantially the same as they were under the $460 Million Credit Facility.

In addition, the Amendment permits us to sell or dispose of collateral vessels without prepayment of loans if the sale proceeds are reinvested in a qualified replacement vessel included as collateral within 180 days of such sale or disposition rather than 120 days under the original $460 Million Credit Facility.  We can invoke this reinvestment right in connection with a maximum of 16 collateral dispositions, one of which is to be the Genco Cavalier.

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

At December 31, 2018, we were in compliance with all financial covenants under the $108 Million Credit Facility.

On May 31, 2018, we entered into a five-year $460 million senior secured credit facility (the “$460 Million Credit Facility”). On June 5, 2018, proceeds of $460.0 million from the $460 Million Credit Facility were used, together with cash on hand, to refinance all of our prior credit facilities (the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities as defined in Note 8 — Debt of our Consolidated Financial Statements) into one facility, and pay down the debt of seven of the Company’s oldest vessels, which have been identified for sale. The mandated lead arrangers and bookrunners for this facility are Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S.  Below are the key terms of this facility:

•	The final maturity date of the facility is May 31, 2023.

•

Borrowings under the facility bear interest at LIBOR plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% to 3.50% thereafter, dependent upon our ratio of total net indebtedness to the last twelve months EBITDA.

•

Amortization is based on a repayment profile in which the loan will be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years, following an initial non-amortization period ending December 31, 2018; the first scheduled quarterly amortization payment on December 31, 2018 was $15.0 million, with a final payment of $190.0 million due on May 31, 2023; the amortization amounts are to be recalculated based on changes in collateral vessels upon our request.

•	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions.

•

Dividends may be paid subject to customary conditions and a limitation of 50% of consolidated net income for any period during which the collateral maintenance test ratio is 200% or less for such quarter.

•

Collateral vessels can be sold or disposed of without prepayment of the loan if replaced with a new vessel within 120 days having an equal or greater appraised value if we are in compliance with the collateral maintenance test.  On February 13, 2019, we entered into an amendment with our lenders to extend this period to 180 days.

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

At December 31, 2018, we were in compliance with all financial covenants under the $460 Million Credit Facility.

While supply and demand fundamentals have generally been improving since 2017, persistent, historically low rates prior to 2017 resulted in decreases in our prior period revenues.  As a result, we experienced negative cash flows, and in turn, our liquidity had been negatively impacted.  To address our liquidity and covenant compliance issues at the time, in November 2016 we refinanced or amended our credit facilities and completed a $125 million capital raise.  Based on current market conditions, we believe these measures are sufficient to address such issues and that our capital resources are sufficient to fund our operations for at least the next twelve months. Given the commencement of quarterly amortization payments of $16.6 million under our credit facilities on December 31, 2018 and anticipated capital expenditures relating to installation of ballast water treatment systems (“BWTS”) and scrubbers on our vessels for environmental regulatory compliance during 2019, we anticipate that our cash expenditures will increase.

We intend to finance a significant portion of the cost associated with scrubbers on our vessels with borrowings as described above and further under “Capital Expenditures” below.  Moreover, in the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure.  We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

Dividends

Under the terms of our $460 Million Credit Facility, as amended and restated, and our $108 Million Credit Facility, we may pay dividends, subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter.  The declaration and payment of any dividend is subject to the discretion of our Board of Directors, which expects to consider the appropriateness of dividend payments from time to time as well as relevant legal and contractual requirements. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments include our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2018 was $65.9 million as compared to $24.1 million for the year ended December 31, 2017.  Included in the net loss during the year ended December 31, 2018 were $56.6 million of non-cash impairment charges, as well as a $4.5 million loss on the extinguishment of debt, a $5.3 million payment on the $400 Million Credit Facility and gains totaling $3.5 million arising from the sale of seven vessels.  Included in the net loss during the year ended December 31, 2017 were $22.0 million of non-cash impairment charges, paid in kind interest incurred of $4.5 million related to the $400 Million Credit Facility, as well as a gain on sale of vessels in the amount of $7.7 million due to the sale of five vessels. Depreciation and amortization expense for the year ended December 31, 2018 decreased by $2.8 million primarily due to the revaluation of nine of our vessels that were written down to their estimated fair market value during the first quarter of 2018, as well as the revaluation of six of our vessels that were written down to their estimated fair market value during the second and third quarters of 2017.  These decreases in depreciation were partially offset by an increase in depreciation expense for the six vessels delivered during the third quarter of 2018.  Additionally, the fluctuation in inventories increased by $7.7 million due to additional fuel inventory for our vessels as the result of the employment of our vessels on spot market voyage charters. There was also a $7.6 million increase in the fluctuation in due from charterers due to the timing of payments received from charterers.  These changes were offset by a $5.5 million decrease in deferred drydocking costs incurred because there were less vessels that completed drydocking during 2018 as compared to 2017.

Net cash used in investing activities was $195.4 million during the year ended December 31, 2018 as compared to net cash provided by investing activities of $17.4 million during the year ended December 31, 2017.  Net cash used in investing activities during 2018 consisted primarily of $241.9 million purchase of vessels related primarily to the six vessels that delivered to us during the third quarter of 2018.  This cash outflow during 2018 was partially offset by $44.3 million proceeds from the sale of seven vessels during the second half of 2018 and $3.6 million of proceeds received for hull and machinery claims related primarily to the receipt of the remaining insurance settlement for the main engine repair claim for the Genco Tiger.  Net cash provided by investing activities during 2017 consisted primarily of $15.5 million proceeds from the sale of five vessels during 2017 and $2.4 million of proceeds received for hull and machinery claims related primarily to the receipt of the remaining insurance settlement for the main engine repair claims for the Baltic Lion and Genco Tiger.

Net cash provided by financing activities during the year ended December 31, 2018 was $127.3 million as compared to net cash used in financing activities of $5.6 million during the year ended December 31, 2017.  Net cash provided by financing activities of $127.3 million during 2018 consisted primarily of the $460.0 million drawdown on the $460 Million Credit Facility, the $108.0 million drawdown on the $108 Million Credit Facility and the net proceeds from the issuance of common stock on June 19, 2018 of $109.8 million partially offset by the following:  $399.6 million repayment of debt under the $400 Million Credit Facility; $93.9 million repayment of debt under the $98 Million Credit Facility; $25.5 million repayment of debt under the 2014 Term Loan Facilities; $15.0 million repayment of debt under the $460 Million Credit Facility; $11.8 million payment of deferred financing costs; $3.0 million payment of debt extinguishment costs and $1.6 million repayment of debt under the $108 Million Credit Facility.  On August 14, 2018, we entered into the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels acquired during the three months ended September 30, 2018.  On June 5, 2018, the $460 Million Credit Facility refinanced the following three existing credit facilities; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.  Net cash used in financing activities of $5.6 million for the year ended December 31, 2017 consisted of the following: $2.8 million repayment of debt under the 2014 Term Loan Facilities; $1.3 million repayment of debt under the $98 Million Credit Facility; $1.1 million payment of Series A Preferred Stock issuance costs; and $0.4 million repayment of debt under the $400 Million Credit Facility.

Net cash provided by operating activities for the year ended December 31, 2017 was $24.1 million as compared to net cash used in operating activities for the year ended December 31, 2016 of $52.3 million.  Included in the net loss during the years ended December 31, 2017 and 2016 are $22.0 million and $72.0 million of non-cash impairment charges, respectively. Also included in the net loss during the years ended December 31, 2017 and 2016 are $4.1 million and $20.7 million, respectively, of non-cash amortization of nonvested stock compensation related to the Company’s equity incentive plans. There was also an increase in the gain on sale of vessels in the amount of $4.2 million, as well as increase in paid in kind interest of $3.7 million related to the $400 Million Credit Facility during the year ended December 31, 2017 as compared to the prior year. Depreciation and amortization expense for the year ended December 31, 2017 decreased by $4.6 million primarily due to the operation of fewer vessels during the year ended December 31, 2017 as well as the revaluation of ten of our vessels to their estimated net realizable value during the first half of 2016. Additionally, the fluctuation in inventories decreased by $7.3 million primarily due to additional fuel inventory as of December 31, 2017 for vessels that were fixed on spot market voyage charters and the fluctuation in prepaid expenses and other current assets decreased by $6.9 million due to the timing of payments.  Lastly, there was a $5.6 million increase in deferred drydocking costs incurred because there were more vessels that completed drydocking during the year ended December 31, 2017 as compared to the prior year.  This was offset by an increase in the fluctuation in accounts payable and accrued expenses of $6.8 million due to the timing payments.

Net cash provided by investing activities was $17.4 million during the year ended December 31, 2017 as compared to $25.1 million during the year ended December 31, 2016.  The decrease is primarily due to a $10.5 million decrease for the proceeds from the sale of available-for-sale securities.  The remainder of our available-for-sale securities were sold during the fourth quarter of 2016.  This decrease was partially offset by a $2.5 million increase in the proceeds from the sale of vessels.

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

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2018 and 2017, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial.  Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2018 and 2017.

Interest Rates

The effective interest rate for the years ended December 31, 2018, 2017 and 2016 include interest rates associated with the interest expense for our various credit facilities including the following: the $108 Million Credit Facility; the $460 Million Credit Facility; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities (until these facilities were refinanced with the $460 Million Credit Facility); and the $100 Million Term Loan Facility, $253 Million Term Loan Facility, 2015 Revolving Credit Facility, $44 Million Term Loan Facility, $148 Million Credit Facility and $22 Million Term Loan Facility (until these facilities were refinanced with the $400 Million Credit Facility on November 15, 2016).

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 5.71%, 5.29% and 4.50% during 2018, 2017 and 2016, respectively.  The interest rate on the debt, excluding unused commitment fees, ranged from 3.83% to 8.43%; 3.36% to 7.82%; and 2.69% to 7.12% during 2018, 2017 and 2016, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of December 31, 2018.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $460 Million Credit Facility and the $108 Million Credit Facility, as well as other fees associated with the facilities. Refer to Note 8 — Debt in our Consolidated Financial Statements for further information regarding the terms of the aforementioned credit facilities.  The following table also incorporates the future lease payments associated with the lease for our current office space in New York. Refer to Note 16 — Commitments and Contingencies in our Consolidated Financial Statements for further information regarding the terms of our current lease agreement.  Lastly, the table incorporates vessel purchase obligations which include the contractual purchase obligations for the purchase of ballast water treatment systems for 47 of our vessels and the contractual purchase obligations for the purchase of scrubber equipment for 17 of our vessels, refer to “Capital Expenditures” section below for further information.  All of our time charter-in agreements with third parties are less than twelve months and have not been included below.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$551,420	$66,320	$132,640	$352,460	$—
Interest and borrowing fees	104,452	29,953	48,633	25,866	—
Vessel purchase obligations	37,683	31,198	5,007	1,478	—
Executive employment agreement	467	467	—	—	—
Office leases	15,590	2,230	4,460	4,608	4,292
Totals	$709,612	$130,168	$190,740	$384,412	$4,292

Interest expense has been estimated using 2.50% based on one-month LIBOR plus the applicable margin of 3.25% for the $460 Million Credit Facility and 2.50% for the $108 Million Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 58 drybulk vessels, including 17 Capesize drybulk carriers, two Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers, and 13 Handysize drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels.  The upgrades have been successfully installed on 17 of our vessels in the aggregate during planned drydockings from 2014 to 2017.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved BWTS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the U.S. Coast Guard (“USCG”) has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. Furthermore, we received extensions for vessels drydocking in 2016 that allowed for further extensions to the vessels’ next scheduled drydockings in year 2021.  Additionally, for our vessels scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  Any newbuilding vessels that we acquire will have a USCG approved system or at least an AMS installed when the vessel is being built.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 47 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and if the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.8 million for Capesize, $0.5 million for Panamax, $0.5 million for Supramax and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  We intend to fund the BWTS purchase price and installation fees using cash on hand.

Under maritime regulations due to take effect on January 1, 2020, ships will have to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We have entered into agreements to install scrubbers on our 17 Capesize vessels and are evaluating options to install scrubbers on certain minor bulk vessels. The balance of our vessels are expected to consume compliant, low sulfur fuel, but we will continue to evaluate other options.  We anticipate scrubber installation on the 17 Capesize vessels to be completed in 2019 and estimate that the cost of each scrubber, including installation, will be approximately $2.25 million per vessel, which may vary according to the specifications of our vessels and technical aspects of the installation, among other variables.  These costs will be capitalized and depreciated over the remainder of the life of the vessel.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.  We have entered into an amendment to our $460 Million Credit Facility for an additional tranche of up to $35 million to cover a portion of the expenses to the acquisition and installation of scrubbers on our 17 Capesize vessels.  We intend to fund the remainder of the costs with cash on hand.  The estimated costs and off-hire days associated with the installation of the scrubbers are included in the expenditure table below.  For vessels for which we do not currently anticipate installing scrubbers on, we expect to incur additional costs in order to transition these vessels from high sulfur fuel to compliant, low sulfur fuel.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, scrubber costs and scheduled off-hire days for our fleet through 2020 to be:

Year	Estimated Drydocking Cost (1)	Estimated BWTS Cost (2)	Estimated Scrubber Cost	Estimated Off-hire Days (3)
	(U.S. dollars in millions)

2019	$19.8	$13.8	$38.3	875
2020	$10.7	$5.1	$—	300

(1)	Estimated drydocking costs during 2019 includes $4.8 million of costs for vessels that could potentially be sold which were impaired during the year ended December 31, 2018.

(2)

The $13.8 million and $5.1 million of estimated BWTS costs during 2019 and 2020, respectively, represent the remaining deposits and payments for the BWTS for certain vessels expected to be drydocked during 2019 and 2020, respectively.  The $13.8 million of estimated BWTS costs during 2019 include $2.7 million of costs for vessels that could potentially be sold which were impaired during the year ended December 31, 2018.

(3)	Estimated offhire days during 2019 include 120 days for vessels that could potentially be sold which were impaired during the year ended December 31, 2018.

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

During 2018 and 2017, we incurred a total of $2.2 million and $7.8 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Three of our vessels completed drydocking during 2018.  We estimate that 35 of our vessels will be drydocked during 2019 and 14 of our vessels will be drydocked during 2020.

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

Performance Claims

Voyage revenue is based on contracted charterparties which rates fluctuate based on changes in the spot market.  However, there is always the possibility of dispute over terms and payment of hires and freights.  In particular, disagreements may arise as to the responsibility of lost time and revenue due to us as a result.  Additionally, there are certain performance parameters included in contracted charterparties which if not met, can result in customer claims.  Accordingly, we periodically assess the recoverability of amounts outstanding and estimate a provision if there is a possibility of non-recoverability.  At each balance sheet date, we provide a provision based on a review of all outstanding charter receivables and we also will accrue for any estimated customer claims primarily a result of time charter performance issues that have not yet been deducted by the charterer.  We provide for reserves which offset the due from charterers balance if a disputed amount or performance claim has been deducted by the charterer.  If a disputed amount or potential performance claim has not been deducted by the charterer, we record the estimated customer claims as deferred revenue.  Providing for these reserves will be offset by a decrease in revenue.  Although we believe its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under the heading “Impairment of long-lived assets.”  As of December 31, 2018, excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold 20 of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016, the Genco Surprise which sold during the third quarter of 2018 and the Genco Muse which was sold during the fourth quarter of 2018.

During the year ended December 31, 2018, we recorded losses of $56.6 million related to the impairment of vessel assets.  There was $0.2 million of impairment expense recorded during 2018 for the Genco Surprise.  On July 24, 2018 we entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel at June 30, 2018, the vessel value was adjusted to its net sales price as of June 30, 2018.  Additionally, there was $56.4 million of impairment expense recorded during 2018 for nine of our vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther.  On February 27, 2018, our Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.  As such, the future undiscounted cash flows did not exceed the net book value of these vessels and the vessel values were adjusted to their respective fair market values which resulted in an impairment loss.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $460 Million Credit Facility and $108 Million Credit Facility as of December 31, 2018.  Refer to Note 8 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $460 Million Credit Facility and the $108 Million Credit Facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2018 and 2017.  Vessels have been grouped according to their collateralized status as of December 31, 2018.  The carrying value of the Genco Loire, Genco Lorraine, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther at December 31, 2018 reflect the impairment loss recorded during 2018 for these vessels.  The carrying value of the Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Surprise at December 31, 2017 reflect the impairment loss recorded during 2017 for these vessels.  Lastly, the carrying value of the Genco Vigour at December 31, 2018 and 2017 reflect the impairment loss recorded during 2017.

At December 31, 2018, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2018, with the exception of the Baltic Lion, Genco Tiger, Genco Weatherly, and Genco Vigour. At December 31, 2017, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2017, with the exception of the Baltic Lion, Genco Tiger and the six vessels that were written down to their fair market value during the year ended December 31, 2017 as noted above (Genco Surprise, Genco Beauty, Genco Explorer, Genco Knight, Genco Progress and Genco Vigour).

The amount by which the carrying value at December 31, 2018 of all of the vessels in our fleet, with the exception of the four aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $1.1 million to $14.9 million per vessel, and $336.3 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2017 of all of the vessels in our fleet, with the exception of the eight aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $3.7 million to $15.2 million per vessel, and $395.5 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $6.1 million and $7.6 million as of December 31, 2018 and 2017, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2018	2017
$460 Million Credit Facility
Genco Commodus	2009	2009	38,389	40,191
Genco Maximus	2009	2009	38,423	40,241
Genco Claudius	2010	2009	40,376	42,211
Baltic Bear	2010	2010	39,866	41,644
Baltic Wolf	2010	2010	39,989	41,780
Baltic Lion	2009	2013	30,870	32,063
Genco Tiger	2010	2013	28,716	29,870
Genco Raptor	2007	2008	16,096	17,019
Genco Thunder	2007	2008	16,173	17,080
Baltic Scorpion	2015	2015	26,648	27,708

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2018	2017
Baltic Mantis	2015	2015	26,897	27,965
Genco Hunter	2007	2007	18,223	19,344
Genco Warrior	2005	2007	15,674	16,842
Genco Aquitaine	2009	2010	17,436	18,267
Genco Ardennes	2009	2010	17,466	18,285
Genco Auvergne	2009	2010	17,582	18,475
Genco Bourgogne	2010	2010	18,420	19,346
Genco Brittany	2010	2010	18,444	19,365
Genco Languedoc	2010	2010	18,448	19,375
Genco Loire	2009	2010	10,773	17,646
Genco Lorraine	2009	2010	10,769	17,620
Genco Normandy	2007	2010	9,134	16,068
Baltic Leopard	2009	2009	10,779	17,679
Baltic Jaguar	2009	2010	10,785	17,716
Baltic Panther	2009	2010	10,782	17,690
Baltic Cougar	2009	2010	10,784	17,705
Genco Picardy	2005	2010	15,736	16,886
Genco Provence	2004	2010	14,809	15,855
Genco Pyrenees	2010	2010	18,395	19,333
Genco Rhone	2011	2011	19,532	20,460
Genco Bay	2010	2010	17,284	18,172
Genco Ocean	2010	2010	17,356	18,226
Genco Avra	2011	2011	18,378	19,271
Genco Mare	2011	2011	18,420	19,300
Genco Spirit	2011	2011	18,470	19,343
Genco Challenger	2003	2007	9,543	10,365
Baltic Wind	2009	2010	16,427	17,224
Baltic Cove	2010	2010	17,296	18,176
Baltic Breeze	2010	2010	17,382	18,247
Baltic Fox	2010	2013	16,876	17,766
Baltic Hare	2009	2013	15,910	16,722
Genco Constantine	2008	2008	36,086	37,963
Genco Augustus	2007	2007	33,747	35,683
Genco London	2007	2007	33,152	34,958
Genco Titus	2007	2007	33,235	35,076
Genco Tiberius	2007	2007	33,756	35,616
Genco Hadrian	2008	2008	36,139	37,900
Genco Predator	2005	2007	15,701	16,862
Genco Cavalier	2007	2008	—	16,011
Genco Champion	2006	2008	12,314	13,179
Genco Charger	2005	2007	11,453	12,285
Baltic Hornet	2014	2014	25,114	26,146
Baltic Wasp	2015	2015	25,370	26,398
TOTAL			$1,105,823	$1,222,618

$108 Million Credit Facility
Genco Endeavour	2015	2018	45,368	—
Genco Resolute	2015	2018	45,497	—
Genco Columbia	2016	2018	27,702	—
Genco Weatherly	2014	2018	22,564	—

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2018	2017
Genco Liberty	2016	2018	48,930	—
Genco Defender	2016	2018	48,986	—
			$239,047	$—

Unencumbered
Genco Beauty	1999	2005	—	6,075
Genco Explorer	1999	2004	—	3,874
Genco Knight	1999	2005	—	6,065
Genco Muse	2001	2005	—	11,459
Genco Progress	1999	2005	—	3,873
Genco Surprise	1998	2006	—	5,536
Genco Vigour	1999	2004	5,699	6,077
TOTAL			$5,699	$42,959

Consolidated Total			$1,350,569	$1,265,577

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of commission, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale as of December 31, 2018.

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

The weak supply and demand fundamentals experienced in recent years has negatively impacted the drybulk industry.  General market volatility has endured as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  The economies of the U.S., European Union, and other parts of the world continue to experience relatively slower growth rates.  As a result of these factors and the increased supply of drybulk vessels, freight rates and charter rates have declined significantly in recent years, albeit better performance in 2017 and 2018 as compared to previous years.

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2018, the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (approximately 11% - 123% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 16 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2018.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters or spot market voyage charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  Further, for our older vessels, those vessels in operation for at least 18 years, we evaluate the current rate environment compared to the ten-year historical one-year time charter rate and adjust the rate to better reflect the expected cash flows over the remaining useful lives of those vessels. Older vessels are inherently more susceptible to impairment from weakness in the charter rate environment as their shorter remaining useful lives provide for less of an opportunity for them to benefit from potentially stronger rates in the future. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term due to changes in current rates which adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. Actual equivalent drybulk shipping rates are currently lower than the estimated rates.  We believe current rates have been driven by seasonal issues, as well as a number of factors that have affected demand growth and overall sentiment in the drybulk market as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Voyage Revenues.”

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year
	Historical One-Year Time Charter
	Average at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2018	2017
Capesize	(16.1)%	(49.2)%
Panamax	(22.3)%	(44.0)%
Ultramax	(19.9)%	(41.9)%
Supramax	(6.4)%	(26.2)%
Handymax	—%	(26.1)%
Handysize	(3.6)%	(20.5)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2018 and 2017, respectively, were above or (below) the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	As of	As of
	December 31,	December 31,
Vessel Class	2018	2017 (1)
Capesize	(14.0)%	(54.3)%
Panamax	(19.9)%	(50.4)%
Ultramax	(16.0)%	(43.7)%
Supramax	(4.1)%	(47.4)%
Handymax	—%	(39.4)%
Handysize	2.4%	(35.0)%

(1)	The amounts as of December 31, 2017 in the table above have been adjusted for our updated method of calculating TCE rates. Refer to pages 55 – 57 for further information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. At December 31, 2018 and 2017, we did not have any interest rate swap agreements to manage interest costs and the risks associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the years ended December 31, 2018, 2017 and 2016, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 8 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

•

$108 Million Credit Facility — one-month LIBOR plus 2.50% effective during the third quarter of 2018.  We drew down $51.8 millon on August 17, 2018, $22.1 million on September 6, 2018 and $34.1 million on September 11, 2018

•	$460 Million Credit Facility – one-month LIBOR plus 3.25% effective June 5, 2018, when the draw down on this facility was made

•	$400 Million Credit Facility — three-month LIBOR plus 3.75% effective November 14, 2016 until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

•	$98 Million Credit Facility — three-month LIBOR plus 6.125% effective until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

•	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50% until June 5, 2018, when this credit facility was refinanced with the $460 Million Credit Facility

The following credit facilities were subject to the following interest rates on the outstanding debt under our credit facility until November 15, 2016, when they were refinanced with the $400 Million Credit Facility:

•	2015 Revolving Credit Facility — three-month LIBOR plus a range of 3.40% to 4.25%

•	$148 Million Credit Facility — LIBOR plus 3.00%

•	$44 Million Term Loan Facility — three-month LIBOR plus 3.35%

•	$22 Million Term Loan Facility — three-month LIBOR plus 3.35%

•	$253 Million Term Loan Facility — three-month or six-month LIBOR plus 3.50%

•	$100 Million Term Loan Facility — LIBOR plus 3.50%

A 1% increase in LIBOR would result in an increase of $5.3 million in interest expense for the year ended December 31, 2018.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of December 31, 2018 and 2017, we did not have any derivative financial instruments.

Refer to the “Interest rate risk” section above for further information regarding interest rate swap agreements.

Currency and exchange rate risk

The international shipping industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses in currencies other than the U.S. Dollar, and the foreign exchange risk associated with these operating expenses is immaterial.

Investments

We held investments in equity securities of Jinhui, which were classified as available for sale (“AFS”) under Accounting Standards Codification 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). Pursuant to guidance in ASC 320-10, changes between our cost basis in these securities and their market value are recognized as an adjustment to their carrying values with an offsetting adjustment to AOCI at each reporting date.  Prior to the sale of our remaining shares of Jinhui during the fourth quarter of 2016, we reviewed the carrying value of such investments on a quarterly basis to determine if there were any indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on our review as of June 30, 2016, we deemed our investment in Jinhui to be other-than-temporarily impaired due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment.  Therefore, a total loss of $2.7 million has been recorded as impairment of investment in our Consolidated Statement of Operations during the year ended December 31, 2016.  Refer to Note 5 — Investments in our Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

New York, New York
March 5, 2019 We have served as the Company's auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2018 and 2017

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$197,499	$174,479
Restricted cash	4,947	7,234
Due from charterers, net of a reserve of $669 and $246, respectively	22,306	12,855
Prepaid expenses and other current assets	10,449	7,338
Inventories	29,548	15,333
Vessels held for sale	5,702	—
Total current assets	270,451	217,239

Noncurrent assets:
Vessels, net of accumulated depreciation of $244,529 and $213,431, respectively	1,344,870	1,265,577
Deferred drydock, net of accumulated amortization of $13,553 and $9,540 respectively	9,544	13,382
Fixed assets, net of accumulated depreciation and amortization of $1,281 and $1,003, respectively	2,290	1,014
Other noncurrent assets	—	514
Restricted cash	315	23,233
Total noncurrent assets	1,357,019	1,303,720

Total assets	$1,627,470	$1,520,959

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$29,143	$23,230
Current portion of long-term debt	66,320	24,497
Deferred revenue	6,404	4,722
Total current liabilities:	101,867	52,449

Noncurrent liabilities:
Long-term lease obligations	3,468	2,588
Long-term debt, net of deferred financing costs of $16,272 and $9,032, respectively	468,828	490,895
Total noncurrent liabilities	472,296	493,483

Total liabilities	574,163	545,932

Commitments and contingencies (Note 16)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,644,470 and 34,532,004 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	416	345
Additional paid-in capital	1,740,163	1,628,355
Retained deficit	(687,272)	(653,673)
Total equity	1,053,307	975,027
Total liabilities and equity	$1,627,470	$1,520,959

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Voyage revenues	$367,522	$209,698	$133,246
Service revenues	—	—	2,340

Total revenues	367,522	209,698	135,586

Operating expenses:
Voyage expenses	114,855	25,321	13,227
Vessel operating expenses	97,427	98,086	113,636
Charter hire expenses	1,534	—	—
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,231, $4,053 and $20,680, respectively)	23,141	22,190	45,174
Technical management fees	8,000	7,659	8,932
Depreciation and amortization	68,976	71,776	76,330
Other operating income	—	—	(960)
Impairment of vessel assets	56,586	21,993	69,278
Gain on sale of vessels	(3,513)	(7,712)	(3,555)

Total operating expenses	367,006	239,313	322,062

Operating income (loss)	516	(29,615)	(186,476)

Other (expense) income:
Impairment of investment	—	—	(2,696)
Other income (expense)	367	(164)	645
Interest income	3,801	1,551	204
Interest expense	(33,091)	(30,497)	(28,453)
Loss on debt extinguishment	(4,533)	—	—

Other expense	(33,456)	(29,110)	(30,300)

Loss before reorganization items, net	(32,940)	(58,725)	(216,776)
Reorganization items, net	—	—	(272)

Loss before income taxes	(32,940)	(58,725)	(217,048)
Income tax expense	—	—	(709)

Net loss	$(32,940)	$(58,725)	$(217,757)

Net loss per share-basic	$(0.86)	$(1.71)	$(30.03)
Net loss per share-diluted	$(0.86)	$(1.71)	$(30.03)
Weighted average common shares outstanding-basic	38,382,599	34,242,631	7,251,231
Weighted average common shares outstanding-diluted	38,382,599	34,242,631	7,251,231

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2018, 2017 and 2016

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2018	2017	2016

Net loss	$(32,940)	$(58,725)	$(217,757)

Other comprehensive income	—	—	21

Comprehensive loss	$(32,940)	$(58,725)	$(217,736)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

				Accumulated
				Other
	Series A		Additional	Comprehensive
	Preferred	Common	Paid-in	Income	Retained
	Stock	Stock	Capital	(Loss)	Deficit	Total Equity
Balance — January 1, 2016	$—	$73	$1,483,105	$(21)	$(377,191)	$1,105,966

Net loss					(217,757)	(217,757)

Other comprehensive income				21		21

Issuance of 27,061,856 shares of Series A Preferred Stock	120,789					120,789

Issuance of 61,244 shares of nonvested stock		1	(1)			—

Issuance of 3,138 shares of vested RSUs		—	—			—

Nonvested stock amortization			20,680			20,680

Balance — December 31, 2016	$120,789	$74	$1,503,784	$—	$(594,948)	$1,029,699

Net loss					(58,725)	(58,725)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519			—

Issuance of 115,700 shares of vested RSUs		1	(1)			—

Nonvested stock amortization			4,053			4,053

Balance — December 31, 2017, as previously reported	$—	$345	$1,628,355	$—	$(653,673)	$975,027

Impact of adoption of ASC 606					(659)	(659)

As adjusted balance — January 1, 2018	$—	$345	$1,628,355	$—	$(654,332)	$974,368

Net loss					(32,940)	(32,940)

Issuance of 7,015,000 shares of common stock		70	109,578			109,648

Issuance of 97,466 shares of vested RSUs		1	(1)			—

Nonvested stock amortization			2,231			2,231

Balance — December 31, 2018	$—	$416	$1,740,163	$—	$(687,272)	$1,053,307

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(32,940)	$(58,725)	$(217,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,976	71,776	76,330
Amortization of deferred financing costs	3,035	2,325	2,847
PIK interest, net	—	4,542	800
Payment of PIK interest	(5,341)	—	—
Amortization of nonvested stock compensation expense	2,231	4,053	20,680
Impairment of vessel assets	56,586	21,993	69,278
Gain on sale of vessels	(3,513)	(7,712)	(3,555)
Impairment of investment	—	—	2,696
Loss on debt extinguishment	4,533	—	—
Insurance proceeds for protection and indemnity claims	303	765	494
Insurance proceeds for loss of hire claims	58	2,230	812
Realized gain on sale of investment	—	—	(689)
Change in assets and liabilities:
(Increase) decrease in due from charterers	(10,099)	(2,482)	213
(Increase) decrease in prepaid expenses and other current assets	(6,626)	(5,875)	1,010
(Increase) decrease in inventories	(14,215)	(6,485)	844
Decrease in other noncurrent assets	514	—	—
Increase (decrease) in accounts payable and accrued expenses	2,571	1,494	(5,309)
Increase in deferred revenue	1,190	3,234	430
Increase in lease obligations	880	720	719
Deferred drydock costs incurred	(2,236)	(7,782)	(2,150)
Net cash provided by (used in) operating activities	65,907	24,071	(52,307)

Cash flows from investing activities:
Purchase of vessels, including deposits	(241,872)	(262)	(458)
Purchase of other fixed assets	(1,462)	(290)	(329)
Net proceeds from sale of vessels	44,330	15,513	13,024
Sale of AFS securities	—	—	10,489
Insurance proceeds for hull and machinery claims	3,629	2,444	2,325
Net cash (used in) provided by investing activities	(195,375)	17,405	25,051

Cash flows from financing activities:
Proceeds from the $108 Million Credit Facility	108,000	—	—
Repayments on the $108 Million Credit Facility	(1,580)	—	—
Proceeds from the $460 Million Credit Facility	460,000	—	—
Repayments on the $460 Million Credit Facility	(15,000)	—	—
Proceeds from $400 Million Credit Facility	—	—	400,000
Repayments on the $400 Million Credit Facility	(399,600)	(400)	—
Repayments on the $100 Million Term Loan Facility	—	—	(60,099)
Repayments on the $253 Million Term Loan Facility	—	—	(145,268)

	For the Years Ended December 31,
	2018	2017	2016
Repayments on the 2015 Revolving Credit Facility	—	—	(56,218)
Repayments on the $44 Million Term Loan Facility	—	—	(38,500)
Repayments on the $98 Million Credit Facility	(93,939)	(1,332)	(3,000)
Repayments on the $148 Million Credit Facility	—	—	(140,383)
Repayments on the $22 Million Term Loan Facility	—	—	(18,625)
Repayments on the 2014 Term Loan Facilities	(25,544)	(2,763)	(2,763)
Cash settlement of non-accredited Note holders	—	—	(101)
Payment of debt extinguishment costs	(2,962)	—	—
Proceeds from issuance of common stock	110,249	—	—
Payment of common stock issuance costs	(496)	—	—
Proceeds from issuance of Series A Preferred Stock	—	—	125,000
Payment of Series A Preferred Stock issuance costs	—	(1,103)	(3,108)
Payment of deferred financing costs	(11,845)	—	(1,500)
Net cash provided by (used in) financing activities	127,283	(5,598)	55,435

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,185)	35,878	28,179

Cash, cash equivalents and restricted cash at beginning of period	204,946	169,068	140,889
Cash, cash equivalents and restricted cash at end of period	$202,761	$204,946	$169,068

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2018, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

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

On June 19, 2018, the Company closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  The Company received net proceeds of $109,648 after deducting underwriters’ discounts and commissions and other expenses.

Other General Information

At December 31, 2018, 2017 and 2016, the Company’s fleet consisted of 59, 60 and 65 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2018:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Vigour Limited	Genco Vigour	73,941	12/15/04	(3)	1999
Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07		2003
Genco Charger Limited	Genco Charger	28,398	12/14/07		2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Champion Limited	Genco Champion	28,445	1/2/08		2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08		2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Loire Limited	Genco Loire	53,430	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.
(3)	The Genco Vigour was sold on January 28, 2019. Refer to Note 21 — Subsequent Events

The Company formerly provided technical services for drybulk vessels purchased by Maritime Equity Partners (“MEP”).  These services included oversight of crew management, insurance, drydocking, ship operations and financial statement preparation, but did not include chartering services.  The services were initially provided for a fee of $750 per ship per day plus reimbursement of out-of-pocket costs and were provided for an initial term of one year.   On September 30, 2015, under the oversight of an independent committee of the Company’s Board of Directors, Genco Management (USA) Limited and MEP entered into certain agreements under which MEP paid $2,178 of the amount of service fees in arrears (of which $261 was paid in 2016 by the new owners of five of the MEP vessels sold in January 2016 as described below) and the daily service fee was reduced from $750 to $650 per day effective on October 1, 2015. During January 2016, five of MEP’s vessels were sold to third parties and were no longer subject to the agency agreement.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $296 which was assumed by the new owners of the five MEP vessels that were sold and were paid in full during February 2016.  Additionally, during the three months ended September 30, 2016, the remaining seven of MEP’s vessels were sold to third parties, and the agency agreement was deemed terminated upon the sale of these vessels.  Based upon the September 30, 2015 agreement, termination fees were due in the amount of $830, which was assumed by the new owners of the seven MEP vessels that were sold and were paid in full as of September 30, 2016.  MEP has been dissolved, and all previous amounts were settled as of December 31, 2016.  Refer to Note 7 — Related Party Transactions.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which includes the accounts of GS&T and its direct and indirect wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Segment reporting

The Company reports financial information and evaluates its operation by voyage revenues and not by the length of ship employment for its customers, i.e., spot or time charters.  Each of the Company’s vessels serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

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

The Company records time charter revenues, including spot market-related time charters, over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement for which the performance obligations are satisfied beginning when the vessel is delivered to the charterer until it is redelivered back to the Company.  The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each respective billing period.  As such, the revenue earned by the Company’s vessels that are on spot market-related time charters is subject to fluctuations of the spot market.  Time charter contracts, including spot market-related time charters, are considered operating leases and therefore do not fall under the scope of ASC 606 (as defined under “Recent accounting pronouncements” below) because (i) the vessel is an identifiable asset; (ii) the Company does not have substantive substitution rights; and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives economic benefit from such use.

During the years ended December 31, 2017 and 2016, six of the Company’s vessels were chartered under spot-market related time charters that included a profit-sharing element, the Genco Commodus, Baltic Lion, Genco London, Genco Maximus, Baltic Wasp and Baltic Wolf.  These time charters all ended during the year ended December 31, 2017.  Under these charter agreements, the rate for the spot market-related time charter was linked to a floor of $3 with a 50% index-based profit sharing component. During the year ended December 31, 2018, there were no time charters with profit-sharing elements.

Pursuant to the new revenue recognition guidance as disclosed in Note 14 — Voyage Revenue, which was adopted during the first quarter of 2018, revenue for spot market voyage charters is now recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.  Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the latter of when the vessel departed from its last discharge port and when an agreement was entered into with the charterered, and ended at the the time discharge of cargo was completed at the discharge port.

At December 31, 2018 and 2017, the Company did not have any of its vessels in vessel pools. Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses.  These differences in bunkers, including  any lower of cost and net realizable value adjustments, resulted in a net gain (loss) of $3,000, $2,021 and ($4,920) during the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Other operating income

During the year ended December 31, 2016, the Company recorded other operating income of $960.  There was no operating income recorded during the years ended December 31, 2018 and 2017.  Other Operating income recorded during the year ended December 31, 2016 consists primarily of $934 received from Samsun Logix Corporation (“Samsun”) pursuant to the revised rehabilitation plan that was approved by the South Korean courts on April 8, 2016, which was settled in full on October 27, 2016.  Refer to Note 16 — Commitments and Contingencies for further information regarding the bankruptcy settlement with Samsun.

Loss on debt extinguishment

During the year ended December 31, 2018, the Company recorded $4,533 related to the loss on the extinguishment of debt in accordance with ASC 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”). This loss was recognized as a result of the refinancing of the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities with the $460 Million Credit Facility on June 5, 2018 as described in Note 8 — Debt.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, including receivables for spot market voyages, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2018 and 2017, the Company had a reserve of $669 and $246, respectively, against the due from charterers balance and an additional accrual of $345 and $327, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Inventories

Inventories consist of consumable bunkers and lubricants.  For bunkers that are subject to gains and losses as a result of certain time charter agreements, these inventories are stated at the lower of cost and net realizable value, and all others are stated at cost. Cost is determined by the first in, first out method.  During the three months ended March 31, 2018, the Company opted to break out these inventory assets that were previously classified as Prepaid expenses and other current assets into its own financial statement line item in the Consolidated Balance Sheets to provide a greater level of detail in the face of the financial statements.  Inventories have been increasing as the result of the employment of vessels on spot market voyages, which result in higher bunker inventories. This change was made retrospectively for comparability purposes, and there was no effect on the Total current assets as of December 31, 2018 and 2017 in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses.  Vessel operating expenses are recognized when incurred.

Charter hire expenses

During the second quarter of 2018, the Company began chartering-in third party vessels.  The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions, are recorded as Charter hire expenses.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2018, 2017 and 2016 was $64,012, $66,514 and $71,829, respectively.

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

Vessels held for sale

On November 23, 2018, the Company reached an agreement to sell the Genco Vigour, and the relevant vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2018. This vessel was sold on January 28, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions and Note 21— Subsequent Events for additional information.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2018, 2017 and 2016 was $335, $274 and $388, respectively.

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

Amortization expense for drydocking for the years ended December 31, 2018, 2017 and 2016 was $4,629, $4,988 and $4,113, respectively, and is included in Depreciation and amortization expense in the Consolidated Statements of Operation.  All other costs incurred during drydocking are expensed as incurred.

Impairment of long-lived assets

During the years ended December 31, 2018, 2017 and 2016 the Company recorded $56,586, $21,993 and $69,278, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel, for $5,300 less a 3.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, the vessel value for the Genco Surprise was adjusted to its net sales price of $5,141 as of June 30, 2018.  This resulted in an impairment loss of $184 during the year ended December 31, 2018.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale.

On February 27, 2018, the Board of Directors determined to dispose of the Company’s following nine vessels: the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we adjusted the values of these older vessels to their respective fair market values during the year ended December 31, 2018.  This resulted in an impairment loss of $56,402 during the year ended December 31, 2018.

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

Gain on sale of vessels

During the years ended December 31, 2018, 2017 and 2016, the Company recorded net gains of $3,513, $7,712 and $3,555, respectively, related to the sale of vessels.  The $3,513 net gain recognized during the year ended December 31, 2018 related primarily to the sale of the Genco Progress, the Genco Cavalier, the Genco Explorer, the Genco Muse, the Genco Beauty and the Genco Knight.  The $7,712 net gain recognized during the year ended December 31, 2017 related primarily to the sale of the Genco Wisdom, the Genco Reliance, the Genco Carrier, the Genco Success and the Genco Prosperity.  The $3,555 net gain recognized during the year ended December 31, 2016 related to the sale of the Genco Marine, the Genco Sugar, the Genco Pioneer, the Genco Leader and the Genco Acheron.

Deferred financing costs

Deferred financing costs, which are presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheet, consist of fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in Interest expense in the Consoliated Statement of Operations.

Cash and cash equivalents

The Company considers highly liquid investments, such as money market funds and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities, refer to Note 8 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015
Cash and cash equivalents	$197,499	$174,479	$133,400	$121,074
Restricted cash - current	4,947	7,234	8,242	19,500
Restricted cash - noncurrent	315	23,233	27,426	315

Cash, cash equivalents and restricted cash	$202,761	$204,946	$169,068	$140,889

Investments

The Company previously held an investment in the capital stock of Jinhui Shipping and Transportation Limited (“Jinhui”) and in Korea Line Corporation (“KLC”).  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  The investments in Jinhui and KLC were designated as Available For Sale (“AFS”) and were reported at fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).  The Company classified the investments as current or noncurrent assets based on the Company’s intent to hold the investments at each reporting date.  As of December 31, 2018 and 2017, the Company no longer held investments in Jinhui or KLC.  Refer to Note 5 — Investments.

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

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax.  The Company is not taxable in any other jurisdiction, with the exception of Genco Management (USA) Limited, Genco Shipping Pte. Ltd. and Genco Shipping A/S, as noted in the “Income taxes” section below.

The Company will qualify for the Section 883 exemption if, among other things, (i) the Company’s stock is treated as primarily and regularly traded on an established securities market in the United States (the “publicly traded test”) or (ii) the Company satisfies the qualified shareholder test or (iii) the Company satisfies the controlled foreign corporation test (the “CFC test”).  Under applicable Treasury Regulations, the publicly traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of the Company’s stock (which the Company sometimes refers to as “5% shareholders”), together own 50% or more of the Company’s stock (by vote and value) for more than half the days in such year (which the Company sometimes refers to as the “five percent override rule”), unless an exception applies.  A foreign corporation satisfies the qualified shareholder test if more than 50 percent of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation's taxable year by one or more “qualified shareholders.”  A qualified shareholder includes a foreign corporation that, among other things, satisfies the publicly traded test.  A foreign corporation satisfies the CFC test if it is a “controlled foreign corporation” and one or more qualified U.S. persons own more than 50 percent of the total value of all the outstanding stock.

Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the years ended December 31, 2018 and 2016.  However, based on the ownership and trading of the Company’s stock in 2017, the Company believes that it did not satisfy the publicly traded test, the qualified shareholder test or the CFC test, and therefore did not qualify for the Section 883 exemption in 2017.  In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during the year ended December 31, 2017, the combined ownership of its 5% shareholders equaled 50% or more of its common stock for more than half the days of that year. Management believes that during the years ended December 31, 2018 and 2016, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the year ended December 31, 2017, the Company recorded estimated U.S. gross transportation tax of $365 which has been recorded in Voyages expenses in the Consolidated Statements of Operation.  During the years ended December 31, 2018 and 2016, the Company qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

Income taxes

To the extent the Company’s U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, as described below, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, imposed at a 21% rate effective 2018. In addition, the Company may be subject to a 30% "branch profits" tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business. Shipping income is generally sourced 100% to the United States if attributable to transportation exclusively between United States ports (the Company is prohibited from conducting such voyages), 50% to the United States if attributable to transportation that begins or ends, but does not both begin and end, in the United States (as described in “United States Gross Transportation Tax” above) and otherwise 0% to the United States.

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

In addition to the Company’s shipping income and pursuant to certain agreements, the Company technically and commercially managed vessels for Baltic Trading until the July 2015 merger and provided technical management of vessels for MEP in exchange for specified fees for these services provided.  These services were performed by Genco Management (USA) Limited (“Genco (USA)”), which elected to be taxed as a corporation for United States federal income tax purposes.  As such, Genco (USA) was subject to United States federal income tax (imposed at rates of 21% rate effective 2018) on its worldwide net income, including the net income derived from providing these services.  Genco (USA) entered into a cost-sharing agreement with the Company and Genco Ship Management LLC, collectively “Manco,” pursuant to which Genco (USA) agreed to reimburse Manco for the costs incurred by Genco (USA) for the use of Manco’s personnel and services in connection with the provision of management services for both Baltic Trading and MEP’s vessels.

There was no revenue earned by the Company for these services during the years ended December 31, 2018 and 2017.  Total revenue earned by the Company for these services during the year ended December 31, 2016 was $2,340, of which $0 eliminated upon consolidation. After allocation of certain expenses, there was taxable net income of $1,502 associated with these activities for the year ended December 31, 2016.  This resulted in estimated U.S. federal net income tax expense of $709.

The Company established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017.  GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore.  The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA.  Income from non-qualifyng activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%).  During the years ended December 31, 2018 and 2017, GSPL recorded $28 and no income tax respectively in Other income (expense) in the Consolidated Statements of Operation.

During 2018, the Company established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark.  Genco Shipping A/S is subject to corporate taxes in Denmark a rate of 22% during 2018.  During the year ended December 31, 2018, Genco Shipping A/S recorded $79 of income tax in Other income (expense) in the Consolidated Statements of Operation.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned.  These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue recognition” above for description of the Company’s revenue recognition policy.

Comprehensive loss

Comprehensive income is comprised of net income and amounts related to unrealized gains or losses associated with the Company’s AFS investments.

Nonvested stock awards

The Company follows ASC Subtopic 718-10, “Compensation — Stock Compensation” (“ASC 718-10”), for nonvested stock issued under its equity incentive plans.  Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital in the Consolidated Statements of Equity.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned all of its voyage revenues from 182, 102 and 52 customers during the years ended December 31, 2018, 2017 and 2016.

For the year ended December 31, 2018, there were no customers that individually accounted for more than 10% of voyage revenues. For the year ended December 31, 2017, there were two customers that individually accounted for more than 10% of voyage revenues; Swissmarine Services S.A., including its subsidiaries (“Swissmarine”) and Clipper Group, including Clipper Bulk Shipping, the Clipper Logger Pool and the Clipper Sapphire Pool (“Clipper”), which represented 15.09% and 10.98% of voyage revenues, respectively.  For the year ended December 31, 2016, there were three customers that individually accounted for more than 10% of voyage revenues; Swissmarine, Clipper, and Pioneer Navigation Ltd., which represented 25.31%, 22.96% and 11.11% of voyage revenues, respectively.

At December 31, 2018 and 2017, the Company maintains all of its cash and cash equivalents with four financial institutions.  None of the Company’s cash and cash equivalent balance is covered by insurance in the event of default by these financial institutions.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2018 and 2017 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.  See Note 10 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”),” which change the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that year.  Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.  The Company is currently evaluating the impact of this adoption on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting” (“ASU 2017-09”).  This ASU provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that year and early adoption is permitted.  ASU 2017-09 must be applied prospectively to an award modified on or after the adoption date.  The Company adopted ASU 2017-09 during the first quarter of 2018 and there was no effect on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification and presentation of restricted cash in the statement of cash flows.  ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  ASU 2016-18 must be adopted retrospectively.  The Company early adopted ASU 2016-18 during the fourth quarter of 2017. The retrospective application of ASU 2016-18 resulted in restricted cash being reclassified as a component of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows for the year ended December 31, 2016.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  This ASU shall be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company adopted ASU 2016-15 during the first quarter of 2018.  The retrospective application of ASU 2016-15 resulted in insurance proceeds for protection and indemnity claims and loss of hire claims to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities.  These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expenses and other current assets.  Additionally, as part of ASU 2016-15, any cash payments for debt prepayment or debt extinguishment costs (including third party costs, premiums paid and other fees paid to lenders) must be classified as cash outflows for financing activities.  Lastly, for any debt instruments that contain interest payable in-kind, any cash payments attributable to the payment of in-kind interest will be classified as cash outflows for operating activities.  There were no cash payments for in-kind interest during the years ended December 31, 2017 and 2016.  Refer to the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which replaces the existing guidance in ASC 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability for leases with lease terms of more than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense.  Accounting by lessors will remain largely unchanged from current U.S. GAAP.  The requirements of this standard include an increase in required disclosures.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provides clarifications and improvements to ASC 842, including allowing entities to elect an additional transition method with which to adopt ASC 842.  The approved transition method enables entities to apply the transition requirements at the effective date of ASC 842 (rather than at the beginning of the earliest comparative period presented as currently required) with the effect of the initial application of ASC 842 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption.  As a result, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Lease (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840.   The Company will adopt ASC 842 at the beginning of 2019 using this transition method.  The new guidance provides a number of optional practical expedients in the transition.  The Company will elect the package of practical expedients, which among other things, allows the carryforward of the historical lease classification. Further, upon implementation of the new guidance, the Company will elect the practical expedients to combine lease and non-lease components, and to not recognize right-of-use assets and lease liabilities for short-term leases. While the Company is still assessing the impact of the disclosure requirements under ASC 842, the Company expects that upon adoption on January 1, 2019, ASC 842 will result in a right-of-use asset and an increase in the related lease liability for its operating lease for the Company’s office in New York, NY of approximately $9.7 million in the Consolidated Balance Sheets.  Refer to Note 16 — Commitment and Contingencies for further information regarding our operating lease agreement.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “ASC 606”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company adopted ASC 606 during the first quarter of 2018 using the modified retrospective transition method applied to all contracts and determined that the only impact was to spot market voyage charter contracts that were not completed as of January 1, 2018. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained deficit as of January 1, 2018. Prior periods were not retrospectively adjusted. The adoption of ASC 606 did not have a financial impact on the recognition of revenue generated from time charter agreements, spot market-related time charters and pool agreements. Refer to Note 14 — Voyage Revenue for further discussion of the financial impact on the Company’s consolidated financial statements.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2018, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,656 for the Purchase of vessels, including deposits, $262 for the Net proceeds from sale of vessels and $360 for the Purchase of other fixed assets.  For the year ended December 31, 2018, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $105 for the Payment of common stock issuance costs and $1 for Payment of deferred financing costs.

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

For the year ended December 31, 2016, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $35 for the Purchase of vessels, including deposits, $20 for the Purchase of other fixed assets and $27 for the Net proceeds from sale of vessels.  Additionally, for the year ended December 31, 2016, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,103 associated with the Payment of Series A Preferred Stock issuance costs.

Professional fees and trustee fees in the amount of $272 were recognized by the Company in Reorganization items, net for the year ended December 31, 2016 (refer to Note 15).  During this period, $294 of professional fees and trustee fees were paid through December 31, 2016 and $25 is included in Accounts payable and accrued expenses as of December 31, 2016.

During the year ended December 31, 2018, the Company made a reclassification of $5,702 from Vessels, net of accumulated depreciation to Vessels held for sale due to the approval by the Board of Directors to sell the Genco Vigour prior to December 31, 2018.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the year ended December 31, 2016, the Company made a reclassification of $4,840 from Vessels, net of accumulated depreciation to Vessels held for sale due to the approval by the Board of Directors to sell the Genco Success, Genco Wisdom and Genco Prosperity prior to December 31, 2016.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the years ended December 31, 2018, 2017 and 2016, cash paid for interest, excluding the PIK interest paid as a result of the refinancing of the $400 Million Credit Facility, was $30,167, $25,098 and $25,619, respectively.

During the years ended December 31, 2018, 2017 and 2016, cash paid for estimated income taxes was $0, $0 and $703, respectively.

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

On May 17, 2017, the Company issued 25,197 restricted stock units to certain members of the Board of Directors.  These restricted stock units vested on May 15, 2018.  The aggregate fair value of these restricted stock units was $255.

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

The Company adopted ASU 2016-15 during the first quarter of 2018 as noted in Note 2 — Summary of Significant Accounting Policies. The retrospective application of ASU 2016-15 resulted in insurance proceeds for protection and indemnity claims and loss of hire claims for the years ended December 31, 2017 and 2016 to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities.  These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expense and other current assets.  The cash flow information for the years ended December 31, 2017 and 2016 has been updated to reflect the adoption of ASU 2016-15 as presented in the table below:

	As Reported	As Adjusted
	December 31,	December 31,	Effect of
	2017	2017	Change
Cash Flow Data:
Net cash provided by operating activities (1)	$26,515	$24,071	$(2,444)
Net cash provided by investing activities (1)	14,961	17,405	2,444

	As Reported	As Adjusted
	December 31,	December 31,	Effect of
	2016	2016	Change
Cash Flow Data:
Net cash used in operating activities (1)	$(49,982)	$(52,307)	$(2,325)
Net cash provided by investing activities (1)	22,726	25,051	2,325

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

Vessel Dispositions

On November 23, 2018, the Company entered into an agreement to sell the Genco Vigour, a 1999-built Panamax vessel, to a third party for $6,550 less a 2.0% broker commission payable to a third party.  The sale was completed on January 28, 2019.  The vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2018.   Refer to Note 21 — Subsequent Events for further information.

On November 21, 2018, the Company entered into an agreement to sell the Genco Knight, a 1999-built Panamax vessel, to a third party for $6,200 less a 3.0% broker commission payable to a third party.  The sale was completed on December 26, 2018.

On November 15, 2018, the Company entered into an agreement to sell the Genco Beauty, a 1999-built Panamax vessel, to a third party for $6,560 less a 3.0% broker commission payable to a third party.  The sale was completed on December 17, 2018.

On October 31, 2018, the Company entered into an agreement to sell the Genco Muse, a 2001-built Handymax vessel, to a third party for $6,660 less a 2.0% broker commission payable to a third party.  The sale was completed on December 5, 2018.

On August 30, 2018, the Company entered into an agreement to sell the Genco Cavalier, a 2007-built Supramax vessel, to a third party for $10,000 less a 2.5% broker commission payable to a third party.  The sale was completed on October 16, 2018.  This vessel served as collateral under the $460 Million Credit Facility; therefore, $4,947 of the net proceeds received from the sale will remain classified as restricted cash for 180 days following the sale date which has been reflected as current restricted cash in the Consolidated Balance Sheet as of December 31, 2018.  That amount can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 180 day period, the Company will be required to use the proceeds as a loan prepayment.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel, for $5,300 less a 3.0% broker commission payable to a third party.  On August 7, 2018, the Company completed the sale of the Genco Surprise.  Refer to Note 2 —  Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the year ended December 31, 2018.

On June 27, 2018, the Company reached agreements to sell the Genco Explorer and the Genco Progress, both 1999-built Handysize vessels, to a third party for $5,600 each less a 3.0% broker commission payable to a third party.  The sale of the Genco Progress was completed on September 13, 2018 and the sale of the Genco Explorer was completed on November 13, 2018.

With the exception of the Genco Cavalier, the aforementioned six vessels that were sold during the year ended December 31, 2018 and the Genco Vigour do not serve as collateral under any of the Company’s credit facilities; therefore the Company is not required to pay down any indebtedness with the proceeds from the sales.

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

5 - INVESTMENTS

The Company held an investment in the capital stock of Jinhui and the stock of KLC.  Jinhui is a drybulk shipping owner and operator focused on the Supramax segment of drybulk shipping.  KLC is a marine transportation service company which operates a fleet of carriers which includes carriers for iron ore, liquefied natural gas and tankers for oil and petroleum products.  These investments were designated as AFS and were reported at fair value, with unrealized gains and losses recorded in equity as a component of AOCI.  At December 31, 2018 and 2017, the Company did not hold any shares of Jinhui capital stock or shares of KLC stock.

Prior to the sale of its remaining shares of Jinhui capital stock, the Company reviewed the investment in Jinhui for indicators of other-than-temporary impairment in accordance with ASC 320-10.  Based on the Company’s review, it had deemed the investment in Jinhui to be other-than-temporarily impaired as of June 30, 2016 due to the duration and severity of the decline in its market value versus its cost basis and the absence of the intent and ability to recover the initial carrying value of the investment. As a result, the Company recorded an impairment charge in the Consolidated Statements of Operations of $2,696 during the year ended December 31, 2016.  The Company reviewed its investments in Jinhui and KLC for impairment on a quarterly basis.  The Company’s investment in Jinhui was a Level 1 item under the fair value hierarchy, refer to Note 10 — Fair Value of Financial Instruments.

The unrealized gains (losses) on the Jinhui capital stock and KLC stock were a component of AOCI since these investments were designated as AFS securities. If the investment in Jinhui was deemed other-than-temporarily impaired, the cost basis for the investment would be revised to its fair value on that date.

Refer to Note 9 — Accumulated Other Comprehensive Income (Loss) for a breakdown of the components of AOCI during the year ended December 31, 2016, including the effects of the sale of Jinhui and KLC shares and other-than-temporary impairment of the investment in Jinhui.

6 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 18 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  There were 149,170, 226,931 and 89,526 shares of restricted stock and restricted stock units excluded from the computation of diluted net loss per share during the years ended December 31, 2018, 2017 and 2016, respectively, because they were anti-dilutive.  There were 255,608, 133,000 and 0 stock options excluded from the computation of diluted net loss per share during the years ended December 31, 2018, 2017 and 2016, respectively, because they were anti-dilutive. (refer to Note 18 — Stock-Based Compensation)

The Company’s diluted net loss per share will also reflect the assumed conversion of equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 18 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants have a 7-year term which commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  There were no unvested MIP Warrants during the years ended December 31, 2018 and 2017 and 713,122 unvested MIP Warrants during the year ended December 31, 2016 excluded from the computation of diluted net loss per share because they were anti-dilutive.  There were 3,936,761 equity warrants excluded from the computation of diluted net loss per share during the years ended December 31, 2018, 2017 and 2016 because they were anti-dilutive.   The Company’s diluted net loss per share will also reflect the assumed conversion of the shares of Series A Preferred Stock (refer to Note 1 — General Information) if the impact is dilutive.  Of the 27,061,856 shares of Series A Preferred Stock outstanding at December 31, 2016, all are anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Years Ended December 31,
	2018	2017	2016

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	38,382,599	34,242,631	7,251,231

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	38,382,599	34,242,631	7,251,231

Dilutive effect of Series A Preferred Stock	—	—	—

Dilutive effect of warrants	—	—	—

Dilutive effect of stock options	—	—	—

Dilutive effect of restricted stock awards	—	—	—

Weighted-average common shares outstanding, diluted	38,382,599	34,242,631	7,251,231

7 - RELATED PARTY TRANSACTIONS

On October 13, 2016, Peter C. Georgiopoulos resigned as Chairman of the Board and a Director of the Company, refer to Note 1 — General Information. During the years ended December 31, 2018 and 2017, the Company did not identify any related party transactions.  The following represent related party transactions reflected in these consolidated financial statements during the year ended December 31, 2016:

The Company incurred travel and other office related expenditures from the former company Gener8 Maritime, Inc. (“Gener8”), where the Company’s former Chairman, Peter C. Georgiopoulos, formerly served as Chairman of the

Board.  For the year ended December 31, 2016, the Company incurred travel and other office related expenditures totaling $73 reimbursable to Gener8 or its service provider. At December 31, 2017, the amount due to Gener8 from the Company was $0.

The Company had entered into agreements with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos was formerly the Chairman of the Board of Aegean.  During the year ended December 31, 2016, Aegean supplied lubricating oils and bunkers to the Company’s vessels aggregating $1,188. At December 31, 2017, $0 remained outstanding.

During the year ended December 31, 2016, the Company invoiced MEP for technical services provided, including termination fees, and expenses paid on MEP’s behalf aggregating $2,325. Peter C. Georgiopoulos was a director of and had a minority interest in MEP.  At December 31, 2017, $0 was due to the Company from MEP.  Total service revenue earned by the Company, including termination fees, for technical service provided to MEP for the year ended December 31, 2016 was $2,340.

8 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2018	2017
Principal amount	$551,420	$519,083
PIK interest	—	5,341
Less: Unamortized debt financing costs	(16,272)	(9,032)
Less: Current portion	(66,320)	(24,497)

Long-term debt, net	$468,828	$490,895

	December 31, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt Financing		Debt Financing
	Principal	Cost	Principal	Cost
$460 Million Credit Facility	$445,000	$14,423	$—	$—
$108 Million Credit Facility	106,420	1,849	—	—
$400 Million Credit Facility	—	—	399,600	6,332
$98 Million Credit Facility	—	—	93,939	1,370
2014 Term Loan Facilities	—	—	25,544	1,330
PIK interest	—	—	5,341	—

Total debt	$551,420	$16,272	$524,424	$9,032

As of December 31, 2018 and 2017, $16,272 and $9,032 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheet.  Amortization expense for deferred financing costs for the years ended December 31, 2018, 2017 and 2016 was $3,035, $2,325 and $2,847, respectively.  This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

Effective June 5, 2018, the portion of the unamortized deferred financing costs for the $400 Million Credit Facility and 2014 Term Loan Facilities that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $460 Million Credit Facility in accordance with ASC 470-50.  During the year ended December 31, 2018, the Company paid $2,962 of debt extinguishment costs in relation to the refinancing of the

$400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities with the $460 Million Credit Facility.

$108 Million Credit Facility

On August 14, 2018, the Company entered into a five-year senior secured credit facility (the “$108 Million Credit Facility”) with Crédit Agricole Corporate & Investment Bank (“CACIB”), as Structurer and Bookrunner, CACIB and Skandinaviska Enskilda Banken AB (Publ) as Mandate Lead Arrangers, CACIB as Administrative Agent and as Security Agent, and the other lenders party thereto from time to time.  The Company has used proceeds from the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels, including four Capesize Vessels and two Ultramax vessels, which were delivered to the Company during the three months ended September 30, 2018 (refer to Note 4 —  Vessel Acquisitions and Dispositions).  These six vessels also serve as collateral under the $108 Million Credit Facility.  The Company drew down a total of $108,000 during the third quarter of 2018, which represents 45% of the appraised value of the six vessels.

As of December 31, 2018, there was no availability under the $108 Million Credit Facility.  Total debt repayments of $1,580 were made during the year ended December 31, 2018 under the $108 Million Credit Facility.  There were no debt repayments made during the years ended December 31, 2017 and 2016.  As of December 31, 2018 and 2017, the total outstanding net debt balance was $104,571 and $0, respectively.

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

As of December 31, 2018, the Company was in compliance with all of the financial covenants under the $108 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $106,420 at December 31, 2018 under the $108 Million Credit Facility:

Year Ending December 31,	Total

2019	$6,320
2020	6,320
2021	6,320
2022	6,320
2023	81,140

Total debt	$106,420

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

As of December 31, 2018, there was no availability under the $460 Million Credit Facility.  Total debt repayments of $15,000 were made during the year ended December 31, 2018 under the $460 Million Credit Facility.  There were no debt repayments made during the years ended December 13, 2017 and 2016.  As of December 31, 2018 and December 31, 2017, the total outstanding net debt balance was $430,577 and $0, respectively.

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

•

Dividends may be paid subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter, with the full commitment of up to $35,000 of the scrubber tranche assumed to be drawn per the February 28, 2019 amendment and restatement of this facility (refer to Note 21 – Subsequent Events).

•

Collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral within 120 days of such sale or disposition.  On February 13, 2019, the Company entered into an amendment with its lenders to extend this period to 180 days. In addition:

•	the Company must be in compliance with the collateral maintenance test;

•	the replacement vessels must become collateral for the loan; and either

•	the replacement vessels must have an equal or greater appraised value that the collateral vessels for which they are substituted, or

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

As of December 31, 2018, the Company was in compliance with all of the financial covenants under the $460 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $445,000 at December 31, 2018 under the $460 Million Credit Facility:

Year Ending December 31,	Total

2019	$60,000
2020	60,000
2021	60,000
2022	60,000
2023	205,000

Total debt	$445,000

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

On June 30, 2016 the Company entered into an amendment and restatement of the Commitment Letter (the “Amended Commitment Letter”).  This amendment extended the collateral maintenance waivers under the Prior Facilities through 11:59 p.m. on September 30, 2016, which were further extended to October 7, 2016 pursuant to an additional agreement entered into with the lenders on September 30, 2016.  On October 6, 2016, the collateral maintenance waivers were further extended through November 15, 2016 pursuant to the Second Amended Commitment Letter (as defined below).  Additionally, the Second Amended Commitment Letter (as defined below), as well as the Amended $98 Million Credit Facility Commitment Letter (refer to the “$98 Million Credit Facility” section below) provided for waivers of the Company’s company-wide minimum cash covenants (so long as cash and cash equivalents of the Company are at least $25,000) and of the Company’s maximum leverage ratio through November 15, 2016.  Lastly, the collateral maintenance waivers and maximum leverage ratio waivers under the 2014 Term Loan Facility were extended through November 15, 2016 pursuant to a waiver entered into on October 14, 2016.  In addition, from August 31 through November 15, 2016, the amount of cash the Company would need to maintain under its minimum cash covenants applicable only to obligors in each Prior Facility would be reduced by up to $250 per vessel, subject to an overall maximum cash withdrawal of $10,000 to pay expenses and additional conditions.  The effectiveness of such new waivers and waiver extensions was conditioned on extension of the equity commitment letters entered into on June 8, 2016 as described above through September 30, 2016, which were so extended by amendments entered into on June 29, 2016.   The Amended Commitment Letter also conditioned such waivers on the Company entering into a definitive purchase agreement or file a registration statement for an equity financing by 11:59 p.m. on August 15, 2016.  Pursuant to additional agreements entered into with the lenders on August 12, 2016, August 30, 2016, September 14, 2016 and

September 30, 2016, the deadline to enter into a definitive purchase agreement or file a registration statement for an equity financing was further extended to October 7, 2016.  Stock purchase agreements were entered into on October 6, 2016 pursuant to the Second Amended Commitment Letter as defined below.

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

The $400 Million Credit Facility had a maturity date of November 15, 2021 and the principal borrowed under the facility bore interest at LIBOR for an interest period of three months plus a margin of 3.75%.  The Company had the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which was payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017 and as of December 31, 2018 and 2017, has recorded $0 and $5,341 of PIK interest, respectively, which was recorded in Long-term debt in the Consolidated Balance Sheet.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.   Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments were adjusted to reflect the reduction of future amortization amounts.

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

The $400 Million Credit Facility required the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company was required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility was not to be less than $0 at all times.  The $400 Million Credit Facility had minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company was prohibited from paying dividends without lender consent through December 31, 2020.  The Company was able to establish non-recourse subsidiaries to incur indebtedness or make investments, but it was restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility was subject to a cash sweep.  The cash flow sweep was 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep was required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.  As of December 31, 2017, the excess cash flow sweep was $11,334 and this amount was due to the lender within 45 days of the end of the reporting period.  As such, it was included in the current portion of outstanding debt for this facility.  During the years ended December 31, 2018 and 2017, the Company repaid $15,428 and $0, respectively, for the excess cash flow sweep.

At December 31, 2017, the Company had deposited $11,180 that has been reflected as noncurrent restricted cash which represents restricted pledged liquidity amounts pursuant to the $400 Million Credit Facility.

Total debt repayments of $404,941 (which includes $5,341 of PIK interest), $400 and $0 were made during the years ended December 31, 2018, 2017 and 2016, respectively, under the $400 Million Credit Facility.

On June 5, 2018, the $400 Million Credit Facility was refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  As of December 31, 2018 and 2017, the total outstanding net debt balance, including PIK interest as defined above, was $0 and $398,609, respectively.

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

Borrowings under the facility were available for working capital purposes.  The facility had a final maturity date of September 30, 2020, and the principal borrowed under the facility bore interest at LIBOR for an interest period of three months plus a margin of 6.125% per annum.  The facility had no fixed amortization payments for the first two years and fixed amortization payments of $2,500 per quarter thereafter.  To the extent the value of the collateral under the facility is 182% or less of the loan amount outstanding, the Borrowers were to prepay the loan from earnings received from operation of the thirteen collateral vessels after deduction of the following amounts:  costs, fees, expenses, interest, and fixed principal repayments under the facility; operating expenses relating to the thirteen vessels; and the Borrowers’ pro rata share of general and administrative expenses based on the number of vessels they own.

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

As of December 31, 2017, the Company had deposited $7,234 and $11,738 that was reflected as current and noncurrent restricted cash, respectively.  These amounts included certain restricted deposits associated with the Debt Service Account, Capex Account and minimum liquidity amount as defined in the $98 Million Credit Facility.

Total debt repayments of $93,939, $1,332 and $3,000 were made during the years ended December 31, 2018, 2017 and 2016, respectively.

On June 5, 2018, the $98 Million Credit Facility was refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  At December 31, 2018 and 2017, the total outstanding net debt balance was $0 and $92,569, respectively.

2014 Term Loan Facilities

On October 8, 2014, Baltic Trading and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary acquired, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed under the 2014 Term Loan Facilities were not allowed to be reborrowed.  The 2014 Term Loan Facilities had a ten-year term, and the facility amount was the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Term Loan Facilities were insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which was recorded in deferred financing fees.  Borrowings under the 2014 Term Loan Facilities bore interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings were to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments commenced six months after the actual delivery date for each respective vessel.

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

On November 15, 2016, the Company entered into Supplemental Agreements with lenders under our 2014 Term Loan Facilities which, among other things, amended the Company’s collateral maintenance covenants under the 2014 Term Loan Facilities to provide that such covenants will not be tested through December 30, 2017 and the minimum collateral value to loan ratio will be 100% from December 31, 2017, 105% from June 30, 2018, 115% from December 31, 2018 and 135% from December 31, 2019.  These Supplemental Agreements also provided for certain other amendments to the 2014 Term Loan Facilities, which included reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to the $400 Million Credit Facility. Additionally, the minimum working capital required was the same as the $400 Million Credit Facility.  Lastly, the maximum leverage requirement was equivalent to the debt to total capitalization requirement in the $400 Million Credit Facility.

Total debt repayments of $25,544, $2,763 and $2,763 were made during the years ended December 31, 2018, 2017 and 2016, respectively, under the 2014 Term Loan Facilities.

On June 5, 2018, the 2014 Term Loan Facilities were refinanced with the $460 Million Credit Facility; refer to the “$460 Million Credit Facility” section above.  At December 31, 2018 and 2017, the total outstanding net debt balance was $0 and $24,214, respectively.

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

During the year ended December 31, 2016, the Company made total debt repayments of $56,218 under the 2015 Revolving Credit Facility.

On November 15, 2016, the 2015 Revolving Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2018 and December 31, 2017, there was no outstanding debt under the 2015 Revolving Credit Facility.

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

The $148 Million Credit Facility required the Company to comply with a number of customary covenants, including financial covenants related to liquidity, leverage, consolidated net worth and collateral maintenance.

Refer to the “Commitment Letter” section above for additional waivers entered into by the Company which extended the waivers of certain financial covenants through November 15, 2016.

During the year ended December 31, 2016 , the Company made total debt repayments of $140,383 under the $148 Million Credit Facility.

On November 15, 2016, the $148 Million Credit Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above. At December 31, 2018 and December 31, 2017, there was no outstanding debt under the $148 Million Credit Facility.

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

On June 8, 2016, the Company entered into an amendment to the $44 Million Term Loan Facility which provided for cross-collateralization with the $22 Million Term Loan Facility.  Pursuant to this amendment, the security coverage ratio (collateral maintenance calculation) was revised to include the fair market value of the Genco Tiger, Baltic Lion, Baltic Fox and Baltic Hare less the outstanding indebtedness under the $22 Million Term Loan Facility as the total security effective June 30, 2016. Refer also to the “Commitment Letter” section above for additional waivers entered into by the Company, which extended the waivers of certain financial covenants through November 15, 2016.

During the year ended December 31, 2016, the Company made total debt repayments of $38,500 under the $44 Million Term Loan Facility.

On November 15, 2016, the $44 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2018 and 2017, there was no outstanding debt under the $44 Million Term Loan Facility.

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

On June 8, 2016, the Company entered into an amendment to the $22 Million Term Loan Facility which provided for cross-collateralization with the $44 Million Term Loan Facility.  Pursuant to this amendment, the security coverage ratio (collateral maintenance calculation) was revised to include the fair market value of the Baltic Fox, Baltic Hare, Genco Tiger and Baltic Lion less the outstanding indebtedness under the $44 Million Term Loan Facility as the total security effective June 30, 2016.  Additionally, this amendment increased the collateral maintenance requirement to 125% from 110% commencing July 1, 2016.  Refer also to the “Commitment Letter” section above for additional waivers entered into by the Company, which extended the waivers of certain financial covenants through November 15, 2016.

During the year ended December 31, 2016 , the Company made total debt repayments of $18,625 under the $22 Million Term Loan Facility.

On November 15, 2016, the $22 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2018 and 2017, there was no outstanding debt under the $22 Million Term Loan Facility.

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

A waiver was entered into on March 11, 2016 that required the Company to prepay the $5,075 debt amortization payment due on April 11, 2016 and which waived the collateral maintenance covenant through April 11, 2016. On April 11, 2016, the Company entered into additional agreements with the lenders under the $253 Million Term Loan Facility which extended the waiver through May 31, 2016. Pursuant to additional agreements with the lenders under the $253 Million Term Loan Facility entered into on May 31, 2016, June 3, 2016 and June 8, 2016, the waiver was further extended through June 10, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company that have extended the waivers of certain financial covenants through November 15, 2016.

During the year ended December 31, 2016, the Company made total debt repayments of  $145,268 under the $253 Million Term Loan Facility.

On November 15, 2016, the $253 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above.  At December 31, 2018 and 2017, there was no outstanding debt under the $253 Million Term Loan Facility.

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

A waiver was entered into on March 29, 2016 that required the Company to prepay the $1,923 debt amortization payment due on June 30, 2016 and which waived the collateral maintenance covenant through April 11, 2016. On April 11, 2016, the Company entered into additional agreements with the lenders under the $100 Million Term Loan Facility which extended the waiver through May 31, 2016.  Pursuant to additional agreements with the lenders under the $100 Million Term Loan Facility entered into on May 31, 2016, June 3, 2016 and June 8, 2016, the waiver was further extended through June 10, 2016.  Refer to the “Commitment Letter” section above for additional waivers entered into by the Company, which extended the waivers of certain financial covenants through November 15, 2016.

During the year ended December 31, 2016, the Company made total debt repayments of $60,099 under the $100 Million Term Loan Facility.

On November 15, 2016, the $100 Million Term Loan Facility was refinanced with the $400 Million Credit Facility; refer to the “Commitment Letter” and “$400 Million Credit Facility” sections above. At December 31, 2018 and 2017, there was no outstanding debt under the $100 Million Term Loan Facility.

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the costs associated with unused commitment fees, if applicable. The following tables also include the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Years Ended December 31,
	2018	2017	2016
Effective Interest Rate	5.71%	5.29%	4.50%
Range of Interest Rates (excluding unused commitment fees)	3.83 % to 8.43%	3.36 % to 7.82%	2.69 % to 7.12%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 16 — Commitments and Contingencies), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum.  During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum.  The letter of credit outstanding was $300 as of December 31, 2018 and 2017 at a fee of 1.375% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 30 days minimum notice.  As of December 31, 2018 and 2017, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015.  These amounts have been recorded as restricted cash included in total noncurrent assets in the Consolidated Balance Sheet as of December 31, 2018 and 2017.

9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying Consolidated Statements of Equity consist of net unrealized gains (losses) from investments in Jinhui stock and KLC stock.  The Company sold its remaining shares of Jinhui and KLC stock during the three months ended December 31, 2016.  Therefore, there was no AOCI activity recorded during the years ended December 31, 2018 and 2017, and the opening AOCI balance at January 1, 2017 was $0.  Refer to Note 5 — Investments for further detail.

Changes in AOCI by Component

For the Period from January 1, 2016 to December 31, 2016

Net Unrealized
Gain (Loss)
on
Investments
AOCI — January 1, 2016	$(21)

OCI before reclassifications	(2,385)
Amounts reclassified from AOCI	2,406
Net current-period OCI	21

AOCI — December 31, 2016	$—

Reclassifications Out of AOCI

	Amount Reclassified from AOCI			Affected Line Item in
	For the Year Ended			the Statement Where
Details about AOCI Components	2018	2017	2016	Net Loss is Presented
Net unrealized loss on investments
Realized gain on sale of AFS investment	$—	$—	$290	Other income (expense)
Impairment of AFS investment	—	—	(2,696)	Impairment of investment

Total reclassifications for the period	$—	$—	$(2,406)

-

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at December 31, 2018 and 2017 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2018		December 31, 2017
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$197,499	$197,499	$174,479	$174,479
Restricted cash	5,262	5,262	30,467	30,467
Floating rate debt	551,420	551,420	524,424	524,424

The carrying value of the borrowings under the $460 Million Credit Facility and the $108 Million Credit Facility as of December 31, 2018 and the $400 Million Credit Facility, $98 Million Credit Facility and the 2014 Term Loan Facilities as of December 31, 2017 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 8 — Debt for further information regarding the Company’s credit facilities.  The $460 Million Credit Facility was utilized to refinance the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities on June 5, 2018.  The carrying amounts of the Company’s other financial instruments at December 31, 2018 and 2017 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties.  Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and year-end period as determined based on third party quotes which are based off of various data points, including comparable sales of similar vessels, which are Level 2 inputs.  During the year ended December 31, 2018, the vessels assets for ten of the Company’s vessels were written down as part of the impairment recorded during the year ended December 31, 2018.  As of June 30, 2017, the vessel asset for the Genco Surprise was written down as part of the impairment recorded during the year ended December 31, 2017. Additionally, during the third quarter of 2017, the vessel assets for five of the Company’s 1999-built vessels were written down as part of the impairment recorded during the year ended December 31, 2017.  The vessel held for sale as of December 31, 2018 was written down as part of the impairment recorded during the year ended December 31, 2017.  There were no additional adjustments required as of December 31, 2018 when the held for sale criteria was met. Refer to “Impairment of long-lived assets” and “Vessels held for sale” sections in Note 2 — Summary of Significant Accounting Policies.   The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2018 and 2017.

11 - PREPAID EXPENSES AND OTHER CURRENT AND NONCURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2018	2017
Vessel stores	$597	$642
Capitalized contract costs	2,289	—
Prepaid items	3,426	1,452
Insurance receivable	851	3,498
Advance to agents	1,109	298
Other	2,177	1,448
Total prepaid expenses and other current assets	$10,449	$7,338

Other noncurrent assets in the amount of $514 at December 31, 2017 represents the security deposit related to the operating lease entered into effective April 4, 2011. Refer to Note 16 — Commitments and Contingencies for further information related to the lease agreement.

12 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2018	2017
Fixed assets, at cost:
Vessel equipment	$2,873	$1,375
Furniture and fixtures	462	462
Computer equipment	236	180
Total costs	3,571	2,017
Less: accumulated depreciation and amortization	(1,281)	(1,003)
Total fixed assets, net	$2,290	$1,014

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2018	2017
Accounts payable	$15,110	$9,863
Accrued general and administrative expenses	4,298	2,978
Accrued vessel operating expenses	9,735	10,389
Total accounts payable and accrued expenses	$29,143	$23,230

14 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters, spot market-related time charters and vessel pools, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2018, 2017 and 2016, the Company earned $367,522, $209,698 and $133,246 of voyage revenue, respectively.  Included in voyage revenue for the years ended December 31, 2017 and 2016 was $2,325 and $3,415 of net profit sharing revenue, respectively.  There was no profit sharing revenue earned during the year ended December 31, 2018.  Additionally, included in voyage revenue for the years ended December 31, 2018, 2017 and 2016 was $168,452, $181,206 and $133,246 of time charter revenues, respectively.

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

As a result of the adoption of the new revenue recognition guidance on January 1, 2018, the Company recorded a net increase to the opening retained deficit of $659 for the cumulative impact of adopting the new guidance.  The impact related primarily to the change in accounting for spot market voyage charters.  Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the latter of when the vessel departed from its last discharge port and when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port.  As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.  Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered-in.  The fuel consumption and any port expenses incurred prior to arrival at the load port during this period is capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses.  Similarly, for any third party vessels that are chartered-in, the charter hire expenses during this period are capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet and are amortized and expensed as part of Charter hire expenses. Refer also to Note 11 — Prepaid Expenses and Other Current and Noncurrent Assets.  All of the revenue for spot market voyage charters that was included in Deferred revenue (contract liability) in the Consolidated Balance Sheet as of January 1, 2018 when ASC 606 was adopted has been recognized during the year ended December 31, 2018.

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Consolidated Balance Sheet:

	As of December 31, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Assets
Current assets:
Due from charterers	$22,306	$26,593	$(4,287)
Prepaid expenses and other current assets	10,449	8,159	2,290

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$29,143	$29,171	$(28)
Deferred revenue	6,404	5,795	609

Equity:
Retained deficit	$(687,272)	$(684,694)	$(2,578)

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Consolidated Statement of Operations:

	For the Year Ended December 31, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Voyage revenues	$367,522	$371,284	$(3,762)

Voyage expenses	114,855	116,698	(1,843)

Net loss	(32,940)	(31,021)	(1,919)

Net loss per share-basic	$(0.86)	$(0.81)	$(0.05)
Net loss per share-diluted	$(0.86)	$(0.81)	$(0.05)

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Consolidated Statement of Cash Flows:

	For the Year Ended December 31, 2018
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Cash flows from operating activities:
Change in assets and liabilities:
Increase in due from charterers	$(10,099)	$(13,738)	$3,639
Increase in prepaid expenses and other current assets	(6,626)	(4,811)	(1,815)
Increase in accounts payable and accrued expenses	2,571	2,593	(22)
Increase in deferred revenue	1,190	1,073	117

The following table illustrates the cumulative effect of the adoption of the new revenue recognition guidance on the opening Consolidated Balance Sheet:

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

Reorganization items, net represents amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Professional fees incurred	$—	$—	$201
Trustee fees incurred	—	—	71
Total reorganization fees	$—	$—	$272

Total reorganization items, net	$—	$—	$272

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

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for additional office space in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter were $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commenced immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provides for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments are $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitutes one lease agreement.  As a result of the straight-line rent calculation generated by the free rent period and the tenant work credit, the monthly straight-line rental expense for the remaining term of the lease from the Effective Date to September 30, 2025 is $150.  The Company had a long-term lease obligation at December 31, 2018 and 2017 of $3,468 and $2,588, respectively.  Rent expense pertaining to this lease for the years ended December 31, 2018, 2017 and 2016 was $1,808 during each year.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows: $2,230 annually for 2019, 2020, 2021 and 2022, $2,378 for 2023 and a total of $4,292 for the remaining term of the lease.

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

17 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to U.S. based full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching $1.17 for each dollar contributed up to the first six percent of each employee’s salary.  The matching contribution vests immediately.  For the years ended December 31, 2018, 2017 and 2016, the Company’s matching contributions to this plan were $380, $385 and $336, respectively.

18 - STOCK-BASED COMPENSATION

On July 7, 2016, the Company completed a one-for-ten reverse stock split of its common stock.  As a result, all share and per share information included for all periods presented in these consolidated financial statements for the Company reflect the reverse stock split.

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

For the years ended December 31, 2018, 2017 and 2016 the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2018	2017	2016
General and administrative expenses	$—	$902	$14,203

As of December 31, 2018 and 2017, there was no unamortized stock-based compensation for the warrants and all warrants were vested. The following table summarizes the unvested warrant activity for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017			2016
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number of	Exercise	Fair	Number of	Exercise	Fair
	Warrants	Price	Value	Warrants	Price	Value
Outstanding at January 1 - Unvested	713,122	$303.12	$6.36	5,704,974	$303.12	$6.36
Granted	—	—	—	—	—	—
Exercisable	(713,122)	303.12	6.36	(4,991,852)	303.12	6.36
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at December 31 - Unvested	—	$—	$—	713,122	$303.12	$6.36

The following table summarizes certain information about the warrants outstanding as of December 31, 2018:

Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
December 31, 2018			December 31, 2018
		Weighted			Weighted
	Weighted	Average		Weighted	Average
	Average	Remaining		Average	Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Price	Life	Warrants	Price	Life

—	$—	—	8,557,461	$303.12	1.60

As of December 31, 2018 and 2017, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP vested ratably on each of the three anniversaries of August 7, 2014.  The nonvested stock awards issued under the MIP have a grant date price that represents the stock price on that date. As of December 31, 2018 and 2017, all stock awards granted under the MIP were vested.

The table below summarizes the Company’s nonvested stock awards for the years ended December 31, 2017 and 2016 that were issued under the MIP:

	For the Years Ended December 31,
	2017		2016
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Price	Shares	Date Price
Outstanding at January 1	9,255	$200.00	74,040	$200.00
Granted	—	—	—	—
Vested	(9,255)	200.00	(64,785)	200.00
Forfeited	—	—	—	—

Outstanding at December 31	—	$—	9,255	$200.00

The total fair value of MIP restricted shares that vested during the years ended December 31, 2018, 2017 and 2016 was $0, $106 and $336, respectively.  The 64,785 shares that vested during the year ended December 31, 2016 included 27,765 shares that were issued to Peter C. Georgiopoulos upon his resignation. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2018	2017	2016
General and administrative expenses	$—	$368	$5,795

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2018, there was no unrecognized compensation cost.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of December 31, 2018, the Company has awarded restricted stock units,  restricted stock and stock options under the 2015 Plan.

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

Stock Options

On March 23, 2017, the Company issued options to purchase 133,000 of the Company’s shares of common stock to John C. Wobensmith, Chief Executive Officer and President, with an exercise price of $11.13 per share.  One-third of the options become exercisable on each of the first three anniversaries of October 15, 2016, with accelerated vesting upon a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $6.41 per share, or $853 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 79.80% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate due to limited trading history since emergence from bankruptcy), a risk-free interest rate of 1.68%, a dividend yield of 0%, and expected life of 3.78 years (determined using the simplified method as outlined in Staff Accounting Bulletin 14 – Share-Based Payment (“SAB Topic 14”) due to lack of historical exercise data).

On February 27, 2018, the Company issued options to purchase 122,608 of the Company’s shares of common stock to certain individuals with an exercise price of $13.69 per share.  One third of the options become exercisable on each of the first three anniversaries of February 27, 2018, with accelerated vesting that may occur following a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $7.55 per share, or $926 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 71.94% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate due to limited trading history post recapitalization of the Company in November 2016), a risk-free interest rate of 2.53%, a dividend yield of 0%, and expected life of 4.00 years (determined using the simplified method as outlined in SAB Topic 14 due to lack of historical exercise data).

For the years ended December 31, 2018, 2017 and 2016, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2018	2017	2016
General and administrative expenses	$731	$512	$—

Amortization of the unamortized stock-based compensation balance of $535 as of December 31, 2018 is expected to be expensed $392, $127 and $16 during the years ended December 31, 2019, 2020 and 2021, respectively.  The following table summarizes the unvested option activity for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018			2017
		Weighted	Weighted		Weighted	Weighted
	Number of	Average Exercise	Average Fair	Number of	Average Exercise	Average Fair
	Options	Price	Price	Options	Price	Price
Outstanding at January 1 - Unvested	88,667	$11.13	6.41	—	$—	—
Granted	122,608	13.69	7.55	133,000	11.13	6.41
Exercisable	(44,333)	11.13	6.41	(44,333)	11.13	6.41
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at December 31 - Unvested	166,942	$13.01	$7.25	88,667	$11.13	$6.41

The following table summarizes certain information about the options outstanding as of December 31, 2018:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2018			December 31, 2018
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$12.36	166,942	$13.01	4.91	88,666	$11.13	4.23

As of December 31, 2018 and 2017, a total of 255,608 and 133,000 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of December 31, 2018 and 2017, 216,304 and 118,838 shares, respectively, of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.  On May 17, 2017, 18,234 shares of common stock were issued to Eugene Davis, the former Chairman of the Audit Committee, in respect to vested RSUs following his departure from the Board.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.   The RSUs that have been issued to other

individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding at January 1	220,129	$11.01	66,666	$5.10	5,821	$71.50
Granted	51,704	14.84	317,595	11.05	66,666	5.10
Vested	(122,663)	10.92	(164,132)	8.68	(5,821)	71.50
Forfeited	—	—	—	—	—	—

Outstanding at December 31	149,170	$12.42	220,129	$11.01	66,666	$5.10

The total fair value of the RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $1,694, $1,858 and $30, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.    On February 17, 2016, the vesting of 2,328 outstanding RSUs was accelerated upon the resignation of two members on the Company’s Board of Directors.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2018:

Unvested RSUs			Vested RSUs
December 31, 2018			December 31, 2018
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
149,170	$12.42	1.09	294,235	$11.20

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2018, unrecognized compensation cost of $674 related to RSUs will be recognized over a weighted-average period of 1.09 years.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2018	2017	2016
General and administrative expenses	$1,489	$2,241	$405

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s nonvested stock awards for the years ended December 31, 2018, 2017 and 2016 that were issued under the 2015 Plan:

	Year Ended December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	Shares	Date Price	Shares	Date Price	Shares	Date Price
Outstanding at January 1	6,802	$5.20	13,605	$5.20	—	$—
Granted	—	—	—	—	61,224	5.20
Vested	(6,802)	5.20	(6,803)	5.20	(47,619)	5.20
Forfeited	—	—	—	—	—	—

Outstanding at December 31	—	$—	6,802	$5.20	13,605	$5.20

The total fair value of shares that vested under the 2015 Plan during the years ended December 31, 2018, 2017 and 2016 was $60, $71 and $285, respectively.  The 47,619 shares that vested during the year ended December 31, 2016 included 40,816 shares that were issued to Peter C. Georgiopoulos upon his resignation.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2018	2017	2016
General and administrative expenses	$11	$30	$277

19 - LEGAL PROCEEDINGS

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York. On May 26, 2015, the six actions were consolidated under the caption In Re Baltic Trading Ltd. Stockholder Litigation, Index No. 651241/2015, and a consolidated class action complaint was filed on June 10, 2015 (the “Consolidated Complaint”).  The Consolidated Complaint was purported to be brought by and on behalf of Baltic Trading’s shareholders and alleges that the then-proposed July 2015 merger did not fairly compensate Baltic Trading’s shareholders and undervalued Baltic Trading.  The Consolidated Complaint named as defendants the Company, Baltic Trading, the individual members of Baltic Trading’s board, and the Company’s merger subsidiary. The claims generally alleged (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints sought an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages.

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

On June 30, 2015, defendants had moved to dismiss the Consolidated Complaint in its entirety.  Plaintiffs subsequently served an Amended Consolidated Complaint, and defendants directed their motion to dismiss to that amended complaint.  The motion to dismiss was granted, and the Amended Consolidated Complaint was dismissed with prejudice on August 29, 2016.  By a Decision and Order dated April 26, 2018, the New York State Appellate Division, First Department affirmed the dismissal of the amended complaint.  The time for plaintiffs to file a motion for leave to appeal to the New York State Court of Appeals has expired.

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

	2018
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$76,916	$86,157	$92,263	$112,185
Operating (loss) income	(48,398)	10,851	12,089	25,972

Net (loss) income	(55,813)	(1,120)	5,708	18,283

Net (loss) earnings per share - basic (1)	$(1.61)	$(0.03)	$0.14	$0.44
Net (loss) earnings per share - diluted (1)	$(1.61)	$(0.03)	$0.14	$0.44
Weighted average common shares outstanding - basic	34,577,990	35,516,058	41,618,187	41,704,296
Weighted average common shares outstanding - diluted	34,577,990	35,516,058	41,821,008	41,792,956

	2017
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$38,249	$45,370	$51,161	$74,918
Operating (loss) income	(8,570)	(7,237)	(23,782)	9,973

Net (loss) income	(15,600)	(14,513)	(31,182)	2,569

Net (loss) earnings per share - basic (1)	$(0.47)	$(0.42)	$(0.90)	$0.07
Net (loss) earnings per share - diluted (1)	$(0.47)	$(0.42)	$(0.90)	$0.07
Weighted average common shares outstanding - basic	33,495,738	34,430,766	34,469,998	34,559,830
Weighted average common shares outstanding - diluted	33,495,738	34,430,766	34,469,998	34,682,302

(1)	Amounts may not total to annual loss because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

(2)	Amounts may not total to annual amounts for the years ended December 31, 2018 and 2017 as reported in the Consolidated Statements of Operations due to rounding.

21 - SUBSEQUENT EVENTS

On March 4, 2019, the Company’s Board of Directors awarded grants of 106,079 RSUs and options to purchase 240,540 shares of the Company’s stock at an exercise price of $8.39 to certain individuals under the 2015 Plan.  The awards generally vest ratably in one-third increments on the first three anniversaries of March 4, 2019.

On February 28, 2019, the Company entered into an Amendment and Restatement Agreement (the “Amendment”) for our $460 Million Credit Facility (as defined in Note 8 — Debt ) with Nordea Bank AB (publ), New York Branch  (“Nordea”), as Administrative Agent and Security Agent, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S  as Bookrunners and Mandated Lead Arrangers.  The Amendment provides for an additional tranche up to $35,000 to finance a portion of the acquisitions, installations, and related costs for exhaust gas cleaning systems (or “scrubbers”) for 17 of the Company’s Capesize vessels.  The key terms associated with this additional tranche are as follows:

•	The final maturity date is May 31, 2023.

•

Borrowings under the tranche may be incurred pursuant to multiple drawings on or prior to March 30, 2020 in minimum amounts of $5,000 and may be used to finance up to 90% of the scrubber costs noted above.

•

Borrowings under the tranche will bear interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months’ EBITDA.

•

The tranche is subject to equal consecutive quarterly repayments commencing on the last day of the fiscal quarter ending March 31, 2020 in an amount reflecting a repayment profile whereby the loans shall have been repaid after four years calculated from March 31, 2020. Assuming that the full $35,000 is borrowed, each quarterly repayment amount would be equal to $2,500.

•

For purposes of whether any dividends are subject to a limitation of 50% of the Company’s consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter, the full commitment of up to $35,000 for the scrubber tranche is assumed to be drawn.

•	Collateral and financial covenants otherwise remain substantially the same as they were under the $460 Million Credit Facility.

In addition, the Amendment permits the Company to sell or dispose of collateral vessels without prepayment of loans if the sale proceeds are reinvested in a qualified replacement vessel included as collateral within 180 days of such sale or disposition rather than 120 days under the original $460 Million Credit Facility.  The Company can invoke this reinvestment right in connection with a maximum of 16 collateral dispositions, one of which is to be the Genco Cavalier.

On January 28, 2019, the Company completed the sale of the Genco Vigour, a 1999-built Panamax vessel, to a third party for $6,550 less a 2.0% broker commission payable to a third party.  The vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2018.  Refer also to Note 4 — Vessel Acquisitions and Dispositions.  This vessel does not serve as collateral under any of the Company’s credit facilities; therefore, the Company will not be required to pay down any indebtedness with the proceeds from the sale.

The Company expects to record a net gain on the sale of the Genco Vigour during the first quarter of 2019 of approximately $0.7 million, excluding any expenses incurred as part of the sale.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2018.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page 92 – 93 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting (as such term defined in Rules 13a‑15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 5, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP
New York, New York
March 5, 2019

ITEM 9B.  OTHER INFORMATION

The following information is being provided in this Item 9B in lieu of being provided on a Current Report on Form 8-K under Items 1.01, 2.03, and 5.02:

The description of the Amendment to our $460 Million Credit Facility as set forth in “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” is incorporated into this Item 9B by reference.

On March 4, 2019, the Company’s Board of Directors, acting on the recommendation of its Compensation Committee, adopted the Genco Shipping & Trading Limited Annual Incentive Plan (the “AIP”), which provides a framework for the calculation of cash bonuses that may become payable to the Company's executive officers and other employees commencing with the year ending December 31, 2018.   The AIP is the written plan document for the Cash Bonus Plan announced in the Company’s current report on Form 8-K filed on December 21, 2018.  The AIP is to be administered by the Company’s Compensation Committee or, if it elects, the Board or another committee designated by the Board, and provides for the establishment from time to time of measurable criteria intended to reinforce a pay for performance framework aligning the interests of executive officers and other employees with those of the shareholders.  Performance measures so established may include, without limitation, earnings-based measures (such EBITDA, adjusted EBITDA, operating income, and revenue), measures relating to the Company’s share price (such as relative total shareholder return), costs versus budget, other strategic goals, and individual management based objectives.  Performance goals may be absolute goals or relative goals, including, without limitation, goals based on comparisons to the performance of other companies or an index covering multiple companies, measured with respect to one or more of the applicable performance measures.  The method for computing any amount of compensation payable under the AIP may include, without limitation, the designation of one or more threshold, target, or maximum bonus levels, determination of the bonus amount to be paid at each such level, and the weighting of metrics used to determine the total bonus award.

The foregoing descriptions of the Amendment to our $460 Million Credit Facility and the AIP are qualified in their entirety by reference to the copies of such documents filed as Exhibits 10.45 and 10.46, respectively, to this Annual Report on Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018 (the “2019 Proxy Statement”)  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference to the text set forth in the 2019 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is incorporated by reference to the text set forth in the 2019 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2019 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2019 Proxy Statement under the heading “Certain Relationships and Related Transactions “ and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2019 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

2.3	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(2)

2.4	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 10, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(3)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(6)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(7)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

3.7	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

10.1	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(10)

10.2	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(11)

10.3	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.4	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(12)

10.5	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

10.6	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.(13)

Exhibit	Document

10.7	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.(13)

10.8	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.(13)

10.9	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Apostolos Zafolias.(14)

10.10	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Joseph Adamo.(14)

10.11	Warrant Certificate No. W-22 dated as of August 7, 2014 and issued to Apostolos Zafolias.(14)

10.12	Warrant Certificate No. W-23 dated as of August 7, 2014 and issued to Apostolos Zafolias.(14)

10.13	Warrant Certificate No. W-24 dated as of August 7, 2014 and issued to Apostolos Zafolias.(14)

10.14	Warrant Certificate No. W-31 dated as of August 7, 2014 and issued to Joseph Adamo.(14)

10.15	Warrant Certificate No. W-32 dated as of August 7, 2014 and issued to Joseph Adamo.(14)

10.16	Warrant Certificate No. W-33 dated as of August 7, 2014 and issued to Joseph Adamo.(14)

10.17	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(15)

10.18	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(19)

10.19	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(16)

10.20	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(16)

10.21	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.22	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Centerbridge Partners, L.P. or its affiliates.(18)

10.23	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Strategic Value Partners, LLC or its affiliates.(18)

10.24	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds managed by affiliates of Apollo Global Management, LLC.(18)

10.25	Separation Agreement, dated as of October 13, 2016, by and between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(18)

10.26	Release Agreement, dated as of October 13, 2016, by and between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(18)

10.27	Purchase Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and the parties listed as Investors therein.(18)

Exhibit	Document
10.28	Escrow Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and Wilmington Trust, National Association.(18)

10.29

Senior Secured Term Loan Facility, dated November 10, 2016, by and among Genco Shipping & Trading Limited, Nordea Bank Finland plc, New York Branch, as administrative agent, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, BNP Paribas, and Nordea Bank Finland plc, New York Branch, as bookrunners and lead arrangers, in an aggregate principal amount of up to $400,000,000 (the “New $400 Million Facility”)(19)

10.30

Amending and Restating Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited, the borrowers and financial institutions listed therein, Genco Holdings Limited,  and Hayfin Services LLP, as agent and security agent.(19)

10.31	Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(19)

10.32	Amended and Restated Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(19)

10.33	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.34	Restricted Stock Unit Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.35	Option Grant to John C. Wobensmith dated March 23, 2017.(19)

10.36	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(20)

10.37	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.38	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(20)

10.39	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(20)

10.40	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.41	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(20)

10.42

Up to US$460,000,000 Senior Secured Credit Agreement dated May 31, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S, as Bookrunners and as Mandated Lead Arrangers, and Nordea Bank AB (publ), New York Branch as Administrative Agent (the “$460 Million Credit Agreement”).(9)

Exhibit	Document
10.43	Form of Director Restricted Stock Unit Agreement dated as of May 15, 2018.(21)

10.44

Up to US$108,000,000 Senior Secured Credit Agreement dated August 14, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Crédit Agricole Corporate & Investment Bank, as Structurer and Bookrunner, Crédit Agricole Corporate & Investment Bank and Skandinaviska Enskilda Banken AB (Publ) as Mandated Lead Arrangers and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent (22)

10.45

Amendment and Restatement Agreement dated as of February 28, 2019 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Delayed Draw Term Loan Lenders party thereto, the other Lenders party thereto, and Nordea Bank ABP, New York Branch, as Mandated Lead Arranger, Bookrunner, Administrative Agent, and Security Agent, pertaining to the $460 Million Credit Agreement.(*)

10.46	Genco Annual Incentive Plan adopted March 4, 2019.(*)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

(*)   Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2014.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 17, 2014.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2014.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(16)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

(17)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 10, 2016.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2016.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commision on May 9, 2018.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2018.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2019.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 5, 2019.

SIGNATURE	TITLE

/s/ John C. Wobensmith	CHIEF EXECUTIVE OFFICER AND PRESIDENT
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Apostolos Zafolias	CHIEF FINANCIAL OFFICER
Apostolos Zafolias	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ Arthur L. Regan	INTERIM EXECUTIVE CHAIRMAN OF THE BOARD AND DIRECTOR
Arthur L. Regan

/s/ James G. Dolphin	DIRECTOR
James G. Dolphin

/s/ Kathleen C. Haines	DIRECTOR
Kathleen C. Haines

/s/ Daniel Y. Han	DIRECTOR
Daniel Y. Han

/s/ Kevin Mahony	DIRECTOR
Kevin Mahony

/s/ Christoph Majeske	DIRECTOR
Christoph Majeske

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Jason Scheir	DIRECTOR
Jason Scheir

/s/ Bao D. Truong	DIRECTOR
Bao D. Truong