Form 10-Q
period 2019-03-31
GENCO SHIPPING & TRADING LTD
filed 2019-05-09
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	GNK	New York Stock Exchange (NYSE)

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2019: Common stock, par value $0.01 per share — 41,656,947 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$187,713	$197,499
Restricted cash	4,947	4,947
Due from charterers, net of a reserve of $1,171 and $669, respectively	17,265	22,306
Prepaid expenses and other current assets	9,213	10,449
Inventories	30,625	29,548
Vessels held for sale	—	5,702
Total current assets	249,763	270,451

Noncurrent assets:
Vessels, net of accumulated depreciation of $261,017 and $244,529, respectively	1,335,048	1,344,870
Deferred drydock, net of accumulated amortization of $14,988 and $13,553 respectively	8,520	9,544
Fixed assets, net of accumulated depreciation and amortization of $1,435 and $1,281, respectively	3,099	2,290
Operating lease right-of-use assets	9,425	—
Restricted cash	315	315
Total noncurrent assets	1,356,407	1,357,019

Total assets	$1,606,170	$1,627,470

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,137	$29,143
Current portion of long-term debt	70,351	66,320
Deferred revenue	4,497	6,404
Current operating lease liabilities	1,613	—
Total current liabilities:	100,598	101,867

Noncurrent liabilities:
Long-term operating lease liabilities	11,092	—
Deferred rent	—	3,468
Long-term debt, net of deferred financing costs of $15,967 and $16,272, respectively	448,522	468,828
Total noncurrent liabilities	459,614	472,296

Total liabilities	560,212	574,163

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,656,947 and 41,644,470 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	416	416
Additional paid-in capital	1,740,615	1,740,163
Retained deficit	(695,073)	(687,272)
Total equity	1,045,958	1,053,307
Total liabilities and equity	$1,606,170	$1,627,470

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Voyage revenues	$93,464	$76,916

Total revenues	93,464	76,916

Operating expenses:
Voyage expenses	43,022	21,093
Vessel operating expenses	23,190	23,767
Charter hire expenses	2,419	—
General and administrative expenses (inclusive of nonvested stock amortization expense of $452 and $493, respectively)	6,310	5,218
Technical management fees	1,940	1,948
Depreciation and amortization	18,076	16,886
Impairment of vessel assets	—	56,402
Gain on sale of vessels	(611)	—

Total operating expenses	94,346	125,314

Operating loss	(882)	(48,398)

Other (expense) income:
Other income (expense)	329	(85)
Interest income	1,327	794
Interest expense	(8,575)	(8,124)

Other expense	(6,919)	(7,415)

Loss before income taxes	(7,801)	(55,813)
Income tax expense	—	—

Net loss	$(7,801)	$(55,813)

Net loss per share-basic	$(0.19)	$(1.61)
Net loss per share-diluted	$(0.19)	$(1.61)
Weighted average common shares outstanding-basic	41,726,106	34,577,990
Weighted average common shares outstanding-diluted	41,726,106	34,577,990

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Net loss	$(7,801)	$(55,813)

Other comprehensive income	—	—

Comprehensive loss	$(7,801)	$(55,813)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2019	$416	$1,740,163	$(687,272)	$1,053,307

Net loss			(7,801)	(7,801)

Issuance of 12,477 shares of vested RSUs	—	—		—

Nonvested stock amortization		452		452

Balance — March 31, 2019	$416	$1,740,615	$(695,073)	$1,045,958

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2018	$345	$1,628,355	$(654,332)	$974,368

Net loss			(55,813)	(55,813)

Nonvested stock amortization		493		493

Balance — March 31, 2018	$345	$1,628,848	$(710,145)	$919,048

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,801)	$(55,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,076	16,886
Amortization of deferred financing costs	915	573
Noncash operating lease expense	285	—
Amortization of nonvested stock compensation expense	452	493
Impairment of vessel assets	—	56,402
Gain on sale of vessels	(611)	—
Insurance proceeds for protection and indemnity claims	226	68
Change in assets and liabilities:
Decrease (increase) in due from charterers	5,041	(1,079)
Decrease (increase) in prepaid expenses and other current assets	927	(3,740)
Increase in inventories	(1,077)	(4,561)
Decrease in other noncurrent assets	—	514
(Decrease) increase in accounts payable and accrued expenses	(2,114)	1,094
Decrease in deferred revenue	(1,907)	(110)
Decrease in operating lease liabilities	(390)	—
Increase in deferred rent	—	180
Deferred drydock costs incurred	(410)	(1,446)
Net cash provided by operating activities	11,612	9,461

Cash flows from investing activities:
Purchase of vessels, including deposits	(9,274)	—
Purchase of other fixed assets	(1,199)	(158)
Net proceeds from sale of vessels	6,351	—
Insurance proceeds for hull and machinery claims	—	1,607
Net cash (used in) provided by investing activities	(4,122)	1,449

Cash flows from financing activities:
Repayments on the $108 Million Credit Facility	(1,580)	—
Repayments on the $495 Million Credit Facility	(15,000)	—
Repayments on the $400 Million Credit Facility	—	(11,434)
Repayments on the $98 Million Credit Facility	—	(2,542)
Repayments on the 2014 Term Loan Facilities	—	(681)
Payment of common stock issuance costs	(105)	—
Payment of deferred financing costs	(591)	—
Net cash used in financing activities	(17,276)	(14,657)

Net decrease in cash, cash equivalents and restricted cash	(9,786)	(3,747)

Cash, cash equivalents and restricted cash at beginning of period	202,761	204,946
Cash, cash equivalents and restricted cash at end of period	$192,975	$201,199

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of March 31, 2019, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

On June 19, 2018, the Company closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  The Company received net proceeds of $109,648 after deducting underwriters’ discounts and commissions and other expenses.

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2019:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08	2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08	2007
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10	2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10	2010
Genco Loire Limited	Genco Loire	53,430	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005
Genco Provence Limited	Genco Provence	55,317	8/23/10	2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10	2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11	2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18	2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18	2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18	2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18	2015
Genco Defender Limited	Genco Defender	180,021	9/6/18	2016

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2019.

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

Segment reporting

The Company reports financial information and evaluates its operations by voyage revenues and not by the length of ship employment for its customers, i.e., spot or time charters.  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities.  Refer to Note 7 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,	March 31,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$187,713	$197,499	$172,775	$174,479
Restricted cash - current	4,947	4,947	5,447	7,234
Restricted cash - noncurrent	315	315	22,977	23,233

Cash, cash equivalents and restricted cash	$192,975	$202,761	$201,199	$204,946

Vessels held for sale

On November 23, 2018, the Company reached an agreement to sell the Genco Vigour, and the relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2018.  This vessel was sold on January 28, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further information.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2019  and 2018 was $16,488 and $15,673, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims, mainly due to time charter performance issues. As of March 31, 2019 and December 31, 2018, the Company had an accrual of $640 and $345, respectively, related to these estimated customer claims.

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

The Company has identified that time charter agreements, including fixed rate time charters and spot market-related time charters, contain a lease in accordance with Accounting Standards Codification (“ASC”) 842 — Leases, refer to Note 12 — Voyage Revenue for further discussion.

The Company recognizes revenue for spot market voyage charters ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port, in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”).  Refer to Note 12 — Voyage Revenue for further discussion.

At March 31, 2019 and December 31, 2018, the Company did not have any of its vessels in vessel pools.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements.  Refer to Note 12 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses.  These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (loss) gain of ($350) and $855 during the three months ended March 31, 2019 and 2018, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Charter hire expenses

During the second quarter of 2018, the Company began chartering-in third-party vessels.  The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions or net freight revenue, are recorded as Charter hire expenses.  The company recorded $2,419 of charter hire expenses during the three months ended March 31, 2019.

Impairment of vessel assets

During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $56,402, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).

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

Gain on sale of vessels

During the three months ended March 31, 2019, the Company recorded a net gain of $611 related to the sale of vessels.  The net gain of $611 recorded during the three months ended March 31, 2019 related primarily to the sale of the Genco Vigour.  There were no vessels sold during the three months ended March 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which replaces the existing guidance in ASC 840 – Leases (“ASC 840”).  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability for leases with lease terms of more than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense.  Accounting by lessors will remain largely unchanged from current U.S. GAAP.  The requirements of this standard include an increase in required disclosures.  This ASU was effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors were required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provides clarifications and improvements to ASC 842, including allowing entities to elect an additional transition method with which to adopt ASC 842.  The approved transition method enables entities to apply the transition requirements at the effective date of ASC 842 (rather than at the beginning of the earliest comparative period presented as currently required) with the effect of the initial application of ASC 842 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption.  As a result, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Lease (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840.   The Company adopted ASC 842 on January 1, 2019 using this transition method.

The new guidance provides a number of optional practical expedients in the transition.  The Company has elected the package of practical expedients, which among other things, allows the carryforward of the historical lease classification. Further, upon implementation of the new guidance, the Company has elected the practical expedients to combine lease and non-lease components, and to not recognize right-of-use assets and lease liabilities for short-term leases. Upon adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset of $9,710 and an operating lease liability of $13,095 in the Condensed Consolidated Balance Sheets.  Refer to Note 13 — Leases for further information regarding our operating lease agreement and the effect of the adoption of ASC 842 from a lessee perspective.

Pursuant to ASC 842, the Company has identified revenue from its time charter agreements as lease revenue.  Refer to Note 12— Voyage revenue for additional information regarding the adoption of ASC 842 from a lessor perspective.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2019, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $306 for the Purchase of vessels, including deposits, $41 for the Net proceeds from sale of vessels and $124 for the Purchase of other fixed assets.  For the three months ended March 31, 2019, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $20 for the Payment of deferred financing fees.

For the three months ended March 31, 2018 the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $64 for the Purchase of other fixed assets.

During the three months ended March 31, 2019 and 2018, cash paid for interest was $7,760 and $7,530, respectively.

During the three months ended March 31, 2019 and 2018, there was no cash paid for estimated income taxes.

On March 4, 2019, the Company issued 106,079 restricted stock units and options to purchase 240,540 shares of the Company’s stock at an exercise price of $8.39 to certain individuals. The fair value of these restricted stock units and stock options were $890 and $904, respectively.

On February 27, 2018, the Company issued 37,346 restricted stock units and options to purchase 122,608 shares of the Company’s stock at an exercise price of $13.69 to certain individuals.  The fair value of these restricted stock units and stock options were $512 and $926, respectively.

Refer to Note 15 — Stock-Based Compensation for further information regarding the aforementioned grants.

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

Vessel Dispositions

On November 23, 2018, the Company entered into an agreement to sell the Genco Vigour, a 1999-built Panamax vessel, to a third party for $6,550 less a 2.0% broker commission payable to a third party.  The sale was completed on January 28, 2019.  The vessel assets were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2018.

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

On August 30, 2018, the Company entered into an agreement to sell the Genco Cavalier, a 2007-built Supramax vessel, to a third party for $10,000 less a 2.5% broker commission payable to a third party.  The sale was completed on October 16, 2018.  The Genco Cavalier served as collateral under the $495 Million Credit Facility; therefore, $4,947 of the net proceeds received from the sale will remain classified as restricted cash for 180 days following the sale date which has been reflected as current restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.  That amount can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 180 day period, the Company will be required to use the proceeds as a loan prepayment.  On April 15, 2019, the Company utilized these proceeds as a loan prepayment under the $495 Million Credit Facility, refer to Note 17 — Subsequent Events.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel, to a third party for $5,300 less a 3.0% broker commission payable to a third party.  On August 7, 2018, the Company completed the sale of the Genco Surprise.

On June 27, 2018, the Company reached agreements to sell the Genco Explorer and the Genco Progress, both 1999-built Handysize vessels, to a third party for $5,600 each less a 3.0% broker commission payable to a third party.  The sale of the Genco Progress was completed on September 13, 2018 and the sale of the Genco Explorer was completed on November 13, 2018.

With the exception of the Genco Cavalier, the aforementioned six vessels that were sold during the year ended December 31, 2018 and the Genco Vigour which was sold during the three months ended March 31, 2019 do not serve as collateral under any of the Company’s credit facilities; therefore the Company was not required to pay down any indebtedness with the proceeds from the sales.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 15 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  There were 242,772 restricted stock units and 496,148 stock options excluded from the computation of diluted net loss per share during the three months ended March 31, 2019 because they were anti-dilutive.  There were 264,367 shares of restricted stock and restricted stock units and 255,608 stock options excluded from the computation of diluted net loss per share during the three months ended March 31, 2018 because they were anti-dilutive.  (refer to Note 15 — Stock-Based Compensation)

The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 15 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  There were no unvested MIP Warrants and 3,936,761 equity warrants excluded from the computation of diluted net loss per share during the three months ended March 31, 2019 and 2018 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended
	March 31,
	2019	2018

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,726,106	34,577,990

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,726,106	34,577,990

Dilutive effect of warrants	—	—

Dilutive effect of stock options	—	—

Dilutive effect of restricted stock awards	—	—

Weighted-average common shares outstanding, diluted	41,726,106	34,577,990

6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2019	2018
Principal amount	$534,840	$551,420
Less: Unamortized debt financing costs	(15,967)	(16,272)
Less: Current portion	(70,351)	(66,320)

Long-term debt, net	$448,522	$468,828

	March 31, 2019		December 31, 2018
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$430,000	$14,213	$445,000	$14,423
$108 Million Credit Facility	104,840	1,754	106,420	1,849

Total debt	$534,840	$15,967	$551,420	$16,272

As of March 31, 2019 and December 31, 2018, $15,967 and $16,272 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $915 and $573 for the three months ended March 31, 2019 and 2018, respectively. This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

Effective June 5, 2018, the portion of the unamortized deferred financing costs for the $400 Million Credit Facility and 2014 Term Loan Facilities that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $495 Million Credit Facility.

$495 Million Credit Facility

On May 31, 2018, the Company entered into a five-year senior secured credit facility for an aggregate amount of up to $460,000 with Nordea Bank AB (publ), New York Branch (“Nordea”), as Administrative Agent and Security Agenty, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S as Bookrunners and Mandated Lead Arrangers.  Deutsche Bank AG Filiale Deutschlandgeschäft, and CTBC Bank Co. Ltd. are Co-Arrangers under this credit facility.  On June 5, 2018, proceeds of $460,000 under this facility were used, together with cash on hand, to refinance all of the Company’s existing credit facilities (the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities, as defined below) into one facility, and pay down the debt on seven of the Company’s oldest vessels, which have been identified for sale.

On February 28, 2019, the Company entered into an Amendment and Restatement Agreement (the “Amendment”) for this credit facility (the “$495 Million Credit Facility”) with Nordea Bank AB (publ), New York Branch  (“Nordea”), as Administrative Agent and Security Agent, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S  as Bookrunners and Mandated Lead Arrangers.  The Amendment provides for an additional tranche up to $35,000 to finance a portion of the acquisitions, installations, and related costs for exhaust gas cleaning systems (or “scrubbers”) for 17 of the Company’s Capesize vessels.

As of March 31, 2019, there was $35,000 of availability under the $495 Million Credit Facility.  Total debt repayments of $15,000 were made during the three months ended March 31, 2019 under the $495 Million Credit Facility.  There were no debt repayments made under the $495 Million Credit Facility during the three months ended March 31, 2018.  As of March 31, 2019 and December 31, 2018, the total outstanding net debt balance was $415,787 and $430,577, respectively.

The $495 Million Credit Facility provides for the following key terms in relation to the $460,000 tranche:

•	The final maturity date is May 31, 2023.

•

Borrowings bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.  Scheduled amortization payments are $15,000 per quarter commencing on December 31, 2018, with a final payment of $190,000 due on the maturity date.

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

The $495 Million Credit Facility provides for the following key terms in relation to the $35,000 tranche:

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

The $495 Million Credit Facility provides for the following key terms:

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

•

Collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral within 180 days of such sale or disposition.  In addition:

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

•	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

•	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the $495 Million Credit Facility.

•

Collateral includes the current vessels in the Company’s fleet other than the seven oldest vessels in the fleet which have been identified for sale, collateral vessel earnings and insurance, and time charters in excess of 24 months in respect of the collateral vessels.

As of March 31, 2019, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

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

As of March 31, 2019, there was no availability under the $108 Million Credit Facility.  Total debt repayments of $1,580 were made during the three months ended March 31, 2019 under the $108 Million Credit Facility.  There were no debt repayments made during the three months ended March 31, 2018 under the $108 Million Credit Facility.  As of March 31, 2019 and December 31, 2018, the total outstanding net debt balance was $103,086 and $104,571, respectively.

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

•	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants (including a collateral maintenance test) and other customary conditions.

•	Key financial covenants are substantially similar to those under the Company’s $495 Million Credit Facility and include:

•	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30,000 and 7.5% of total indebtedness;

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

As of March 31, 2019, the Company was in compliance with all of the financial covenants under the $108 Million Credit Facility.

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

The $400 Million Credit Facility had a maturity date of November 15, 2021, and the principal borrowed under the facility bore interest at the LIBOR for an interest period of three months plus a margin of 3.75%.  The Company had the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which was payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017. As of March 31, 2019 and December 31, 2018,  the Company did not have any PIK interest recorded.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.  Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments were adjusted to reflect the reduction of future amortization amounts.

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

The $400 Million Credit Facility required the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company was required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility was not to be less than $0 at all times.  The $400 Million Credit Facility had minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company was prohibited from paying dividends without lender consent through December 31, 2020.  The Company was able establish non-recourse subsidiaries to incur indebtedness or make investments, but it was restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility was subject to a cash sweep.  The cash flow sweep was 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep was required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.  During the three months ended March 31, 2019 and 2018, the Company repaid $0 and $11,334, respectively, for the excess cash flow sweep.

There were no debt repayments made during the three months ended March 31, 2019 and total debt repayments of $11,434 were made during the three months ended March 31, 2018 under the $400 Million Credit Facility.

On June 5, 2018, the $400 Million Credit Facility was refinanced with the $495 Million Credit Facility; refer to the “$495 Million Credit Facility” section above.

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

On November 15, 2016, the Company entered into an Amending and Restating Agreement, which amended and restated the credit agreements and the guarantee for the $98 Million Credit Facility (the “Restated $98 Million Credit Facility”).  The Restated $98 Million Credit Facility provided for the following: reductions in the minimum liquidity requirements consistent with the $400 Million Credit Facility, except the minimum liquidity amount for the collateral vessels under this facility was $750 per vessel, which was reflected as restricted cash; netting of certain amounts against the measurements of the collateral maintenance covenant, which remained in place with a 140% value to loan threshold; a portion of amounts required to be maintained under the minimum liquidity covenant for this facility may, under certain circumstances, have been used to prepay the facility to maintain compliance with the collateral maintenance covenant; elimination of the original maximum leverage ratio and minimum net worth covenants; and restrictions on incurring indebtedness, making investments (other than through non-recourse subsidiaries) or paying dividends, similar to those provided for in the $400 Million Credit Facility.  The minimum working capital and the total indebtedness to total capitalization were the same as the $400 Million Credit Facility.

There were no debt repayments made during the three months ended March 31, 2019 and total debt repayments of $2,542 made during the three months ended March 31, 2018 under the $98 Million Credit Facility.

On June 5, 2018, the $98 Million Credit Facility was refinanced with the $495 Million Credit Facility; refer to the “$495 Million Credit Facility” section above.

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

There were no debt repayments made during the three months ended March 31, 2019 and total debt repayments of $681 were made during the three months ended March 31, 2018 under the 2014 Term Loan Facilities.

On June 5, 2018, the 2014 Term Loan Facilities were refinanced with the $495 Million Credit Facility; refer to the “$495 Million Credit Facility” section above.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended
	March 31,
	2019	2018
Effective Interest Rate	5.56%	5.83%
Range of Interest Rates (excluding unused commitment fees)	4.99 % to 5.76%	3.83 % to 8.43%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2019		December 31, 2018
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$187,713	$187,713	$197,499	$197,499
Restricted cash	5,262	5,262	5,262	5,262
Floating rate debt	534,840	534,840	551,420	551,420

The carrying value of the borrowings under the $495 Million Credit Facility and the $108 Million Credit Facility as of March 31, 2019 and December 31, 2018 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 7 — Debt for further information regarding the Company’s credit facilities.  The $495 Million Credit Facility was utilized to refinance the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities on June 5, 2018 and was subsequently amended on February 28, 2019.  The carrying amounts of the Company’s other financial instruments at March 31, 2019 and December 31, 2018 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs.  During the three months ended March 31, 2018, the vessels assets for nine of the Company’s vessels were written down as part of the impairment recorded during the three months ended March 31, 2018.  There was no vessel impairment recorded during the three months ended March 31, 2019.    Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.  The Company did not have any Level 3 financial assets or liabilities as of March 31, 2019 and December 31, 2018.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2019	2018
Vessel stores	$629	$597
Capitalized contract costs	748	2,289
Prepaid items	4,590	3,426
Insurance receivable	1,239	851
Advance to agents	1,063	1,109
Other	944	2,177
Total prepaid expenses and other current assets	$9,213	$10,449

10 - FIXED ASSETS

Fixed assets, net consists of the following:

	March 31,	December 31,
	2019	2018
Fixed assets, at cost:
Vessel equipment	$3,786	$2,873
Furniture and fixtures	462	462
Leasehold improvements	29	—
Computer equipment	257	236
Total costs	4,534	3,571
Less: accumulated depreciation and amortization	(1,435)	(1,281)
Total fixed assets, net	$3,099	$2,290

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2019 and 2018 was $154 and $71, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
Accounts payable	$12,802	$15,110
Accrued general and administrative expenses	1,434	4,298
Accrued vessel operating expenses	9,901	9,735
Total accounts payable and accrued expenses	$24,137	$29,143

12 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended March 31, 2019 and 2018, the Company earned $93,464 and $76,916 of voyage revenue, respectively.

Revenue for spot market voyage charters is recognized ratably over the total transit time of the voyage which begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606.  Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third-party vessels that are chartered in.  The fuel consumption during this period is capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses.  Refer also to Note 9 — Prepaid Expenses and Other Current Assets.

During time charter agreements, including fixed rate time charters and spot market-related time charters, the charterers have substantive decision-making rights to direct how and for what purpose the vessel is used.  As such, the Company has identified that time charter agreements contain a lease in accordance with ASC 842.  During time charter agreements, the Company is responsible for operating and maintaining the vessels.  These costs are recorded as vessel operating expenses in the Condensed Consolidated Statements of Operation.  The Company has elected the practical expedient that allows the Company to combine lease and non-lease components under ASC 842 as the Company believes (1) the timing and pattern of recognizing revenues for operating the vessel is the same as the timing and pattern of recognizing vessel leasing revenue; and (2) the lease component, if accounted for separately, would be classified as an operating lease.

Total voyage revenue recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended
	March 31,
	2019	2018
Lease revenue	$23,390	$42,854
Spot market voyage revenue	70,074	34,062
Total voyage revenues	$93,464	$76,916

13 - LEASES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for its main office in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $82 per month until May 31, 2015 and thereafter were $90 per month until the end of the seven-year term.  Pursuant to the sub-sublease agreement, the sublessor was obligated to contribute $472 toward the cost of the Company’s alterations to the sub-subleased office space.  The Company has also entered into a direct lease with the over-landlord of such office space that commenced immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provided for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments are $186 per month from October 1, 2018 to April 30, 2023 and $204 per month from May 1, 2023 to September 30, 2025.  For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitute one lease agreement.

The Company adopted ASC 842 using the transition method on January 1, 2019 (refer to Note 2 — Summary of Significant Accounting Policies) and has identified this lease as an operating lease. Total operating lease cost recorded during the three months ended March 31, 2019 was $452, which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operation.  Variable rent expense, such as utilities and escalation expenses, are excluded from the determination of the operating lease liability, as the Company has deemed these insignificant.

Supplemental Condensed Consolidated Balance Sheet information related to the Company’s operating leases as of March 31, 2019 are as follows:

March 31,
2019
Operating Lease:
Operating lease right-of-use asset	$9,425

Current operating lease liabilities	$1,613
Long-term operating lease liabilities	11,092
Total operating lease liabilities	$12,705

Weighted average remaining lease term (years)	6.51
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

March 31,
2019
Remainder of 2019	$1,672
2020	2,230
2021	2,230
2022	2,230
2023	2,378
Thereafter	4,292
Total lease payments	15,032
Less imputed interest	(2,327)
Present value of lease liabilities	$12,705

Maturities of operating lease liabilities as of December 31, 2018 are as follows:

December 31,
2018
2019	$2,230
2020	2,230
2021	2,230
2022	2,230
2023	2,378
Thereafter	4,292
Total lease payments	15,590

Supplemental Condensed Consolidated Cash Flow information related to leases are as follows:

For the Three
Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$557

Under the previous leasing guidance under ASC 840, the Company had deferred rent at December 31, 2018 of $3,468.  Rent expense pertaining to this lease for the three months ended March 31, 2018 under ASC 840 was $452.

During the second quarter of 2018, the Company began chartering-in third-party vessels.  Under ASC 842, the Company is the lessee in these agreements.   The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three months ended March 31, 2019, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the three months ended March 31, 2019 for these charter-in agreements.

14 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 47 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.8 million for Capesize vessels,  $0.5 million for Panamax vessels,  $0.5 million for Supramax vessels and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded $2,426 and $1,804 in Vessel assets in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels.  The Company anticipates scrubber installation on the 17 Capesize vessels to be completed during 2019 and estimate that the cost of each scrubber, including installation, will be approximately $2.25 million per vessel, which may vary according to the specifications of our vessels and technical aspects of the installation, among other variables.  These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded $6,293 and $428 in Vessel assets in the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018,

respectively.  The Company has entered into an amendment to the $495 Million Credit Facility to provide financing to cover a portion of these expenses, refer to Note 7 — Debt for further information.

15 - STOCK-BASED COMPENSATION

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

For the three months ended March 31, 2019 and 2018, there was no amortization expense of the fair value of these warrants recorded.  As of March 31, 2019, there was no unamortized stock-based compensation for the warrants and all warrants were vested.

The following table summarizes certain information about the warrants outstanding as of March 31, 2019:

Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
March 31, 2019			March 31, 2019
		Weighted			Weighted
	Weighted	Average		Weighted	Average
	Average	Remaining		Average	Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Price	Life	Warrants	Price	Life

—	$—	—	8,557,461	$303.12	1.36

As of March 31, 2019 and December 31, 2018, a total of 8,557,461 of warrants were outstanding.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of March 31, 2019, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

On March 4, 2019, the Company issued options to purchase 240,540 of the Company’s shares of common stock to certain individuals with an exercise price of $8.39 per share.  One third of the options become exercisable on each of the first three anniversaries of March 4, 2019, with accelerated vesting that may occur following a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $3.76 per share, or $904 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 55.23% (representing the Company’s historical volatility), a risk-free interest rate of 2.49%, a dividend yield of 0%, and expected life of 4.00 years (determined using the simplified method as outlined in SAB Topic 14 due to lack of historical exercise data).

For the three months ended March 31, 2019 and 2018, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2019	2018
General and administrative expenses	$181	$123

Amortization of the unamortized stock-based compensation balance of $1,259 as of March 31, 2019 is expected to be expensed $669,  $431,  $142 and $17 during the remainder of 2019 and during the years ended December 31, 2020, 2021 and 2022, respectively.  The following table summarizes the unvested option activity for the three months ended March 31, 2019:

	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2019 - Unvested	166,942	$13.01	$7.25
Granted	240,540	8.39	3.76
Exercisable	(40,869)	13.69	7.55
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2019 - Unvested	366,613	$9.90	$4.93

The following table summarizes certain information about the options outstanding as of March 31, 2019

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2019			March 31, 2019
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$10.43	366,613	$9.90	5.47	129,535	$11.94	3.27

As of March 31, 2019 and December 31, 2018, a total of 496,148 and 255,608 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of March 31, 2019 and December 31, 2018, 228,781 and 216,304 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2019:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2019	149,170	$12.42
Granted	106,079	8.39
Vested	(12,477)	13.69
Forfeited	—	—

Outstanding at March 31, 2019	242,772	$10.59

The total fair value of the RSUs that vested during the three months ended March 31, 2019 and 2018 was $107 and $0, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2019:

Unvested RSUs			Vested RSUs
March 31, 2019			March 31, 2019
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
242,772	$10.59	1.70	306,712	$11.30

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2019, unrecognized compensation cost of $1,294 related to RSUs will be recognized over a weighted-average period of 1.70 years.

For the three months ended March 31, 2019 and 2018, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2019	2018
General and administrative expenses	$271	$366

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  As of March 31, 2019, all restricted stock awards under the 2015 Plan were vested.

There were no shares that vested under the 2015 Plan during the three months ended March 31, 2019 and 2018.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2019 and 2018, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2019	2018
General and administrative expenses	$—	$3

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2019, there was no unrecognized compensation cost.

16 - LEGAL PROCEEDINGS

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

17 – SUBSEQUENT EVENTS

On April 15, 2019, the Company utilized $4,947 of the proceeds from the sale of the Genco Cavalier that was classified as restricted cash as of March 31, 2019 and December 31, 2018 as a loan prepayment under the $495 Million Credit Facility.  Under the terms of the $495 Million Credit Facility, the amount received from the proceeds of the sale of a collateralized vessel can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  However, since a replacement vessel was not added as collateral within the 180 day period stipulated in the $495 Million Credit Facility, the Company was required to utilize the proceeds as a loan prepayment.  As a result of the prepayment, the scheduled amortization payments were recalculated in accordance with terms of the facility.  As such, for the $460,000 tranche, scheduled amortization payments will be $14,864 per quarter commencing June 30, 2019, with a final payment of $187,601 due on the maturity date. As a result of the loan prepayment, the availability under the $35,000 tranche was reduced to $34,628.  Assuming that the full $34,628 is borrowed, scheduled quarterly repayments would be approximately $2,473 commencing March 31, 2020.  The Current portion of long-term debt in the Condensed Consolidated Balance Sheets as of March 31, 2019 reflects this revised repayment schedule, as well as the early prepayment.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the terms of definitive documentation for the purchase and installation of exhaust gas cleaning systems, or scrubbers, for our vessels and our ability to have scrubbers installed within the price range and time frame anticipated; (xix) our ability to obtain any additional financing for scrubbers on acceptable terms; (xx) the relative cost and availability of low sulfur and high sulfur fuel or any additional scrubbers we may seek to install; (xxi) our ability to realize the economic benefits or recover the cost of the scrubbers we plan to install; (xxii) worldwide compliance with sulfur emissions regulations due to take effect on January 1, 2020; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 58 drybulk vessels, including 17 Capesize drybulk carriers, two Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,075,000 dwt and an average age of approximately 9.3 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between May 2019 and August 2019.

See pages 40 - 41 for a table of all vessels in our fleet.

In 2017, we began implementing initiatives to expand our commercial platform and more actively manage the employment of our vessels.  We hired commercial directors for our major bulk and minor bulk fleets and began employment of our vessels directly with cargo owners under cargo contracts.  To better capitalize on opportunities to employ our vessels, we expanded our global commercial presence with the establishment of new offices in Singapore and Copenhagen.  Additionally, we have withdrawn all of our vessels from their respective pools and have reallocated our freight exposure to the Atlantic basin to seek to capture the earnings premium historically offered.  Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provide optionality in a potentially rising freight rate environment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Over the course of 2018, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. To date, our observation of trade flows has been that China has increased its market share of Brazilian soybeans, while a portion of U.S. shipments have been re-directed to other destinations such as Latin America and Europe.    During the first quarter of 2019, trade tensions between China and the U.S. appeared to be moderately easing as several reports indicated that China agreed to purchase large quantities of U.S. soybeans. This varied from actions taken at the end of 2018, in which minimal U.S. soybeans were purchased by China during what is traditionally peak North American grain season.     However, as of the date of this filing, there is no trade agreement currently in place between China and the U.S., and the risk of rising trade tensions between the two nations and further escalation of tariffs if no agreement is reached remains.

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

We have entered into agreements to install scrubbers on our 17 Capesize vessels.  We expect the balance of our fleet will consume compliant, low sulfur fuel beginning in 2020 but intend to continue to evaluate other options.  During the course of 2018, we sold seven of our older, less fuel efficient vessels and purchased six modern high specification vessels with a goal of improving fuel consumption and further reduce emissions.  We also sold an additional vessel during January 2019 and will continue to seek opportunities to renew our fleet going forward.

On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842 — Leases which resulted in a right-of-use and operating lease liability for our office lease in New York.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 13 — Leases of our Condensed Consolidated Financial Statements for further information.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,530.0	1,170.0	360.0	30.8%
Panamax	207.2	540.0	(332.8)	(61.6)%
Ultramax	540.0	360.0	180.0	50.0%
Supramax	1,800.0	1,890.0	(90.0)	(4.8)%
Handymax	—	90.0	(90.0)	(100.0)%
Handysize	1,170.0	1,350.0	(180.0)	(13.3)%

Total	5,247.2	5,400.0	(152.8)	(2.8)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	30.4	—	30.4	100.0%
Supramax	186.4	—	186.4	100.0%
Handymax	17.4	—	17.4	100.0%
Handysize	58.9	—	58.9	100.0%

Total	293.1	—	293.1	100.0%

Available days (owned & chartered-in fleet) (3)
Capesize	1,528.8	1,137.8	391.0	34.4%
Panamax	207.2	540.0	(332.8)	(61.6)%
Ultramax	570.2	359.7	210.5	58.5%
Supramax	1,945.6	1,889.6	56.0	3.0%
Handymax	17.4	81.8	(64.4)	(78.7)%
Handysize	1,226.9	1,326.6	(99.7)	(7.5)%

Total	5,496.1	5,335.5	160.6	3.0%

Available days (owned fleet) (4)
Capesize	1,528.8	1,137.8	391.0	34.4%
Panamax	207.2	540.0	(332.8)	(61.6)%
Ultramax	539.8	359.7	180.1	50.1%
Supramax	1,759.2	1,889.6	(130.4)	(6.9)%
Handymax	—	81.8	(81.8)	(100.0)%
Handysize	1,168.0	1,326.6	(158.6)	(12.0)%

Total	5,203.0	5,335.5	(132.5)	(2.5)%

Operating days (5)
Capesize	1,515.3	1,137.8	377.5	33.2%
Panamax	199.7	536.7	(337.0)	(62.8)%
Ultramax	531.5	353.5	178.0	50.4%
Supramax	1,915.9	1,869.1	46.8	2.5%

	For the Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
Handymax	17.4	81.8	(64.4)	(78.7)%
Handysize	1,202.7	1,312.8	(110.1)	(8.4)%

Total	5,382.5	5,291.7	90.8	1.7%

Fleet utilization (6)
Capesize	99.0%	99.3%	(0.3)%	(0.3)%
Panamax	96.4%	99.4%	(3.0)%	(3.0)%
Ultramax	93.2%	98.2%	(5.0)%	(5.1)%
Supramax	97.1%	98.9%	(1.8)%	(1.8)%
Handymax	100.0%	90.9%	9.1%	10.0%
Handysize	97.9%	98.9%	(1.0)%	(1.0)%

Fleet average	97.4%	98.9%	(1.5)%	(1.5)%

	For the Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$12,054	$13,739	$(1,685)	(12.3)%
Panamax	7,889	8,987	(1,098)	(12.2)%
Ultramax	8,421	10,895	(2,474)	(22.7)%
Supramax	8,769	9,965	(1,196)	(12.0)%
Handymax	—	10,519	(10,519)	(100.0)%
Handysize	6,938	8,842	(1,904)	(21.5)%

Fleet average	9,230	10,463	(1,233)	(11.8)%

Daily vessel operating expenses (8)
Capesize	$4,963	$4,702	$261	5.6%
Panamax	4,327	4,392	(65)	(1.5)%
Ultramax	4,300	4,334	(34)	(0.8)%
Supramax	4,268	4,419	(151)	(3.4)%
Handymax	—	5,971	(5,971)	(100.0)%
Handysize	4,015	4,033	(18)	(0.4)%

Fleet average	4,420	4,401	19	0.4%

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

	For the Three Months Ended
	March 31,
	2019	2018
Voyage revenues (in thousands)	$93,464	$76,916
Voyage expenses (in thousands)	43,022	21,093
Charter hire expenses (in thousands)	2,419	—
	48,023	55,823
Total available days for owned fleet	5,203.0	5,335.5
Total TCE rate	$9,230	$10,463

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

Operating Data

The following table represents the operating data for the three months ended March 31, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2019	2018	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$93,464	$76,916	$16,548	21.5%

Total revenues	93,464	76,916	16,548	21.5%

Operating Expenses:
Voyage expenses	43,022	21,093	21,929	104.0%
Vessel operating expenses	23,190	23,767	(577)	(2.4)%
Charter hire expenses	2,419	—	2,419	100.0%
General and administrative expenses (inclusive of nonvested stock amortization expense of $452 and $493, respectively)	6,310	5,218	1,092	20.9%
Technical management fees	1,940	1,948	(8)	(0.4)%
Depreciation and amortization	18,076	16,886	1,190	7.0%
Impairment of vessel assets	—	56,402	(56,402)	(100.0)%
Gain on sale of vessels	(611)	—	(611)	100.0%

Total operating expenses	94,346	125,314	(30,968)	(24.7)%

Operating loss	(882)	(48,398)	47,516	(98.2)%
Other expense	(6,919)	(7,415)	496	(6.7)%

Loss before income taxes	(7,801)	(55,813)	48,012	(86.0)%
Income tax expense	—	—	—	—

Net loss	$(7,801)	$(55,813)	$48,012	(86.0)%

Net loss per share - basic	$(0.19)	$(1.61)	$1.42	(88.2)%
Net loss per share - diluted	$(0.19)	$(1.61)	$1.42	(88.2)%
Weighted average common shares outstanding - basic	41,726,106	34,577,990	7,148,116	20.7%
Weighted average common shares outstanding - diluted	41,726,106	34,577,990	7,148,116	20.7%

EBITDA (1)	$17,523	$(31,597)	$49,120	(155.5)%

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

	For the Three Months Ended
	March 31,
	2019	2018
Net loss	$(7,801)	$(55,813)
Net interest expense	7,248	7,330
Income tax expense	—	—
Depreciation and amortization	18,076	16,886

EBITDA (1)	$17,523	$(31,597)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of May 8, 2019:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	May 2019	$5,000
Genco Tiberius	2007	May 2019	Voyage
Genco London	2007	June 2019	Voyage
Genco Titus	2007	June 2019	$20,250
Genco Constantine	2008	June 2019	$6,500
Genco Hadrian	2008	May 2019	$6,000
Genco Commodus	2009	May 2019	$3,250
Genco Maximus	2009	June 2019	Voyage
Genco Claudius	2010	May 2019	$4,150
Genco Tiger	2011	June 2019	100% of BCI
Baltic Lion	2012	May 2019	Voyage
Baltic Bear	2010	June 2019	Voyage
Baltic Wolf	2010	June 2019	Voyage
Genco Resolute	2015	May 2019	Voyage
Genco Endeavour	2015	May 2019	Voyage
Genco Defender	2016	June 2019	Voyage
Genco Liberty	2016	May 2019	$8,500

Panamax Vessels
Genco Raptor	2007	June 2019	96% of BPI
Genco Thunder	2007	July 2019	98% of BPI

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Ultramax Vessels
Baltic Hornet	2014	June 2019	Voyage
Baltic Wasp	2015	July 2019	$6,000
Baltic Scorpion	2015	June 2019	Voyage
Baltic Mantis	2015	June 2019	Voyage
Genco Weatherly	2014	May 2019	$17,000
Genco Columbia	2016	June 2019	Voyage

Supramax Vessels
Genco Predator	2005	June 2019	Voyage
Genco Warrior	2005	May 2019	$9,250
Genco Hunter	2007	June 2019	Voyage
Genco Lorraine	2009	May 2019	$6,000
Genco Loire	2009	April 2019	$6,000
Genco Aquitaine	2009	June 2019	$9,250
Genco Ardennes	2009	May 2019	$11,500
Genco Auvergne	2009	May/July 2019	$5,000 / Voyage
Genco Bourgogne	2010	May 2019	$9,850
Genco Brittany	2010	May/July 2019	$8,500 / $9,750
Genco Languedoc	2010	May/August 2019	$11,750 / Voyage
Genco Normandy	2007	June 2019	Voyage
Genco Picardy	2005	July 2019	$5,000
Genco Provence	2004	June 2019	$11,500
Genco Pyrenees	2010	May 2019	Voyage
Genco Rhone	2011	May 2019	Voyage
Baltic Leopard	2009	July 2019	Voyage
Baltic Panther	2009	May 2019	Voyage
Baltic Jaguar	2009	May 2019	Voyage
Baltic Cougar	2009	May 2019	$6,000

Handysize Vessels
Baltic Hare	2009	July 2019	Voyage
Baltic Fox	2010	June 2019	$8,750
Genco Charger	2005	May 2019	Voyage
Genco Challenger	2003	May 2019	$9,750
Genco Champion	2006	May 2019	Voyage
Baltic Wind	2009	May 2019	$7,000
Baltic Cove	2010	May 2019	$10,100
Baltic Breeze	2010	June 2019	$9,000
Genco Ocean	2010	June 2019	$9,500
Genco Bay	2010	June 2019	$8,400
Genco Avra	2011	May/June 2019	$5,000 / Voyage
Genco Mare	2011	May 2019	$11,350
Genco Spirit	2011	May 2019	Voyage

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

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

VOYAGE REVENUES-

For the three months ended March 31, 2019, voyage revenues increased by $16.5 million, or 21.5%, to $93.5 million as compared to $76.9 million for the three months ended March 31, 2018.  The increase in voyage revenues was primarily due to the employment of vessels on spot market voyage charters.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 11.8%  to $9,230 a day for the three months ended March 31, 2019 from $10,463 a day for the three months ended March 31, 2018.  The decrease in TCE rates was primarily due to the increase in voyage expenses due to the employment of vessels on spot market voyages as our business model has shifted to an active commercial platform.  In addition, the decrease in TCE rates resulted from lower charter rates achieved by our vessels, which we believe were negatively affected by the Vale dam breach and tropical cyclone Veronica as described below.

In the first quarter of 2019, seasonal factors such as frontloaded newbuilding deliveries, the Lunar New Year celebration and weather-related disruptions hampered cargo availability.  In addition, the tragic Vale dam breach and tropical cyclone Veronica reduced the supply of seaborne iron ore cargoes, which directly and negatively impacted the Capesize market in particular. Furthermore, coal restrictions in China as well as the overhang of the U.S.-China trade dispute also negatively impacted the market.  Subsequently, during the second quarter, the freight rate environment has begun to improve as some of these factors have subsided while increased vessel scrapping has resulted in lower net fleet growth.

While the drybulk market has improved so far in the second quarter of 2019 relative to the end of the first quarter, our second quarter fixtures to date represent a lower TCE when compared to what was booked in the first three months of the year. This is primarily due to the timing of fixtures as well as the strategic repositioning on select minor bulk vessels.

For the three months ended March 31, 2019 and 2018, we had 5,247.2 and 5,400.0 ownership days, respectively. The decrease in ownership days is primarily due to the sale of eight vessels during the second half of 2018 and the first quarter of 2019 partially offset by the delivery of six vessels during the third quarter of 2018.  Fleet utilization decreased to 97.4% during the three months ended March 31, 2019 from 98.9% during the three months ended March 31, 2018, primarily due to increased waiting time.

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

Voyage expenses increased by $21.9 million from $21.1 million during the three months ended March 31, 2018 as compared to $43.0 million during the three months ended March 31, 2019.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during the first quarter of 2019 which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.  This increase was partially offset by a decrease in the costs of bunkers consumed during short-term time charters during the first quarter of 2019 as compared to the first quarter of 2018.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $0.6 million from $23.8 million during the three months ended March 31, 2018 to $23.2 million during the three months ended March 31, 2019.  The decrease was primarily due to lower maintenance related expenses, as well as fewer owned vessels during Q1 2019.

Daily vessel operating expenses increased to $4,420 per vessel per day for the three months ended March 31, 2019 from $4,401 per day for the three months ended March 31, 2018.  The increase in daily vessel operating expense was predominantly due to higher crew related expenses partially offset by a decrease in maintenance related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2019 were $105 below the weighted-average budgeted rate of $4,525 per vessel per day for the entire year.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

CHARTER HIRE EXPENSES-

During the first quarter of 2019, we chartered in nine third-party vessels, which resulted in total expenses of $2.4 million.  We did not charter-in any vessels prior to the second quarter of 2018.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses that relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, operating lease expense, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to Management Incentive Program (the “MIP”) and the 2015 Equity Incentive Plan. Refer to Note 15 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities, which are not capitalizable to deferred financing costs.  We expect to incur additional general and administrative expenses during 2019 as a result of our global expansion to Singapore and Copenhagen.

For the three months ended March 31, 2019 and 2018, general and administrative expenses were $6.3 million and $5.2 million, respectively.  The $1.1 million difference was primarily due to a combination of an increase in compensation related expense and legal and professional fees associated with the amendment to the $495 Million Credit Facility entered into during the first quarter of 2019 (refer to Note 7 — Debt in our Condensed Consolidated Financial Statements).

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.    Technical management fees were $1.9 million during the three months ended March 31, 2019 and 2018.

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

Depreciation and amortization expense increased by $1.2 million to $18.1 million during the three months ended March 31, 2019 as compared to $16.9 million during the three months ended March 31, 2018.  This increase was primarily due to depreciation expense recorded during the first quarter of 2019 for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation for the eight vessels that were sold during the second half of 2018 and the first quarter of 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended March 31, 2018, we recorded $56.4 million of impairment of vessel assets.  There was no impairment of vessel assets during the three months ended March 31, 2019.

On February 27, 2018, our Board of Directors determined to dispose of the Company’s following nine vessels: the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2018.  This resulted in an impairment loss of $56.4 million during the three months ended March 31, 2018.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the first quarter of 2019, we recorded a net gain on sale of vessels of $0.6 million related primarily to the sale of the Genco Vigour on January 28, 2019. There were no vessels sold during the first quarter of 2018.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased marginally by $0.1 million from $7.3 million during the three months ended March 31, 2018 to $7.2 million during the three months ended March 31, 2019.  Net interest expense during the three months ended March 31, 2019 and 2018 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. There was a $0.5 million increase in interest income during the first quarter of 2019 as compared to the same period during 2018 due to an increase in interest earned on our cash accounts and time deposits.  This increase was partially offset by a $0.4 million increase in interest expense which was primarily due to the interest expense associated with the $108 Million Credit Facility, which was entered into on August 14, 2018, partially offset by a decrease in interest expense due to the refinancing of our previous credit facilities on June 5, 2018. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations, cash on hand, equity offerings and credit facility borrowings. We currently use our funds primarily for the acquisition of vessels generally and under our ongoing fleet renewal program, drydocking for our vessels, and satisfying working capital requirements as may be needed to support our business and make required payments under our indebtedness.  Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.  We expect that our fuel costs and value of our fuel inventories will increase in 2019 as a result of sulfur emission regulations due to take effect on January 1, 2020.

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

We entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018 and originally allowed borrowings of up to $460 million.  On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility which provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers) for 17 of the Company’s Capesize vessels.  Additionally, we entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements.

At March 31, 2019, we were in compliance with all financial covenants under the $495 Million Credit facility and the $108 Million Credit Facility.

We believe our capital resources are sufficient to fund our operations for at least the next twelve months. Given the commencement of quarterly amortization payments of $16.6 million under our credit facilities on December 31, 2018 and anticipated capital expenditures relating to installation of ballast water treatment systems (“BWTS”) and scrubbers on our vessels for environmental regulatory compliance during 2019, we anticipate that our cash expenditures will increase.

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

Dividends

Under the terms of our $495 Million Credit Facility and our $108 Million Credit Facility, we may pay dividends, subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter.  The declaration and payment of any dividend is subject to the discretion of our Board of Directors, which expects to consider the appropriateness of dividend payments from time to time as well as relevant legal and contractual requirements. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments include our earnings, financial condition and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends while a company is insolvent or would be rendered insolvent by the payment of such a dividend.

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2019 was $11.6 million as compared to $9.5 million for the three months ended March 31, 2018.  Included in the net loss during the three months ended March 31, 2019 was a gain of $0.6 million arising from the sale of the Genco Vigour.  Included in the net loss during the three months ended March 31, 2018 was $56.4 million of non-cash impairment charges. Depreciation and amortization expense for the three months ended March 31, 2019 increased by $1.2 million primarily due to depreciation expense for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation expense for the eight vessels that were sold during the second half of 2018 and the first quarter of 2019.  Additionally, there was a $6.1 million increase in the fluctuation in due from charterers due to the timing of payments received from charterers and a $4.7 million increase in the fluctuation in prepaid expenses and other current assets due to a fluctuation in capitalized contract costs associated with spot market voyages.  Lastly, there was a $3.5 million increase in the fluctuation in inventories associated with vessels on spot market voyage charters and a $1.0 million decrease in deferred drydocking costs as there were less vessels that completed drydocking during the first quarter of 2019 as compared to the first quarter of 2018.  These fluctuations were partially offset by a $3.2 million decrease in the fluctuation accounts payable and accrued expenses due to the timing of payments made and a $1.8 million decrease in the fluctuation of deferred revenue due to the timing of payments received from charterers.

Net cash used in investing activities was $4.1 million during the three months ended March 31, 2019 as compared to net cash provided by investing activities of $1.4 million during the three months ended March 31, 2018.  Net cash used in investing activities during the three months ended March 31, 2019 consisted primarily of $9.3 million purchase of vessels related primarily to deposit payments made on scrubbers and ballast water treatment systems and $1.2 million for the purchase of other fixed assets due to the purchase of vessel equipment.  These cash outflows during the three months ended March 31, 2019 were partially offset by $6.4 million of proceeds from the sale of one vessel during the first quarter of 2019.  Net cash provided by investing activities during the three months ended March 31, 2018 consisted primarily of the proceeds received for hull and machinery claims related primarily to the receipt of the remaining insurance settlement for the main engine repair claim for the Genco Tiger.

Net cash used in financing activities during the three months ended March 31, 2019 and 2018 was $17.3 million and $14.7 million, respectively.  Net cash used in financing activities of $17.3 million for the three months ended March 31, 2019 consisted primarily of the following:  $15.0 million repayment of debt under the $495 Million Credit Facility; $1.6 million repayment of debt under the $108 Million Credit Facility; $0.6 million payment of deferred financing costs; and $0.1 million payment of common stock issuance costs.  Net cash used in financing activities of $14.7 million for the three months ended March 31, 2018 consisted primarily of the following:  $11.4 million repayment of debt under the $400 Million Credit Facility, $2.5 million repayment of debt under the $98 Million Credit Facility and $0.7 million repayment of debt under the 2014 Term Loan Facilities. On August 14, 2018, we entered into the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels acquired during the third quarter of 2018.  On June 5, 2018, the $495 Million Credit Facility refinanced the following three existing credit facilities; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.  Additionally, on February 28, 2019, the $495 Million Credit Facility was amended to add a tranche of $35 million for the purchase of scrubbers in addition to the original $460 million tranche used for the refinancing on June 5, 2018.

Credit Facilities

Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our current credit facilities, including the underlying financial and non-financial covenants.  We entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Additionally, we entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018.  On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility which provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of our Capesize vessels.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2019 and December 31, 2018, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2019 and December 31, 2018.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of March 31, 2019.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, which was amended on March 23, 2017.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $495 Million Credit Facility and the $108 Million Credit Facility, as well as other fees associated with the facilities.  The following table also incorporates the future lease payments associated with the lease for our current office space in New York. Refer to Note 13 — Leases in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.  Lastly, the table incorporates the contractual purchase obligations for the purchase of ballast water treatment systems for 47 of our vessels and the contractual purchase obligations for the purchase of scrubber equipment for 17 of our vessels, refer to “Capital Expenditures” section below for further information.  All of our time charter-in agreements with third parties are less than twelve months and have not been included below.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$534,840	$53,907	$131,552	$349,381	$—
Interest and borrowing fees	95,559	21,954	48,043	25,562	—
Vessel purchase obligations	29,879	21,135	6,588	2,156	—
Executive employment agreement	306	306	—	—	—
Office leases	15,032	1,672	4,460	4,608	4,292
Totals	$675,616	$98,974	$190,643	$381,707	$4,292

(1)	Represents the nine-month period ending December 31, 2019.

Interest expense has been estimated using 2.48% based on one-month LIBOR plus the average applicable margin of 3.25% for the $495 Million Credit Facility and 2.50% for the $108 Million Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 58 drybulk vessels, including 17 Capesize drybulk carriers, two Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 13 Handysize drybulk carriers.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 47 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.8 million for Capesize, $0.5 million for Panamax, $0.5 million for Supramax and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  We intend to fund the BWTS purchase price and installation fees using cash on hand.

Under maritime regulations due to take effect on January 1, 2020, vessels such as ours will have to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We have entered into agreements to install scrubbers on our 17 Capesize vessels. The balance of our vessels are expected to consume compliant, low sulfur fuel, but we will continue to evaluate other options.  We anticipate scrubber installation on the 17 Capesize vessels to be completed in 2019 and estimate that the cost of each scrubber, including installation, will be approximately $2.25 million per vessel, which may vary according to the specifications of our vessels and technical aspects of the installation, among other variables.  These costs will be capitalized and depreciated over the remainder of the life of the vessel.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.  During February 2019, we entered into an amendment to our $495 Million Credit Facility for an additional tranche of up to $35 million to cover a portion of the expenses to the acquisition and installation of scrubbers on our 17 Capesize vessels.  We intend to fund the remainder of the costs with cash on hand.  The estimated costs and off-hire days associated with the installation of the scrubbers are included in the expenditure table below.  For vessels for which we do not currently anticipate installing scrubbers on, we expect to incur additional costs in order to transition these vessels from high sulfur fuel to compliant, low sulfur fuel.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, scrubber costs and scheduled off-hire days for our fleet through 2020 to be:

Year	Estimated Drydocking Cost (1)	Estimated BWTS Cost (2)	Estimated Scrubber Cost	Estimated Off-hire Days (3)
	(U.S. dollars in millions)

2019	$19.4	$8.9	$32.0	875
2020	$10.7	$4.9	$—	300

(1)	Estimated drydocking costs during 2019 include $4.0 million of costs for vessels that could potentially be sold which were impaired during the year ended December 31, 2018.

(2)

The $8.9 million and $4.9 million of estimated BWTS costs during 2019 and 2020, respectively, represent the remaining deposits and payments for the BWTS for certain vessels expected to be drydocked during 2019 and 2020, respectively.  The $8.9 million of estimated BWTS costs during 2019 include $1.7 million of costs remaining for vessels that could potentially be sold which were impaired during the year ended December 31, 2018.

(3)	Estimated offhire days during 2019 include 100 days for vessels that could potentially be sold which were impaired during the year ended December 31, 2018.

The costs reflected are estimates based on drydocking our vessels in China. Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash on hand (with the exception of certain scrubber costs as noted above).  These costs do not include drydock expense items that are reflected in vessel operating expenses.

Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expense during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

During the three months ended March 31, 2019 and 2018, we incurred a total of $0.4 million and $1.4 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

One of our vessels began its drydocking during the first quarter of 2019 and completed it during April 2019. We estimate that 34 of our vessels will be drydocked during the remainder of 2019 and 14 of our vessels will be drydocked during 2020.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to our critical accounting policies as disclosed in the 2018 10-K, with the exception of new accounting pronouncements adopted as of January 1, 2019.  Refer to “Recent accounting pronouncements” in Note 2 — Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements, which is incorporated herein by reference, for further information.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2018 10-K.  As of March 31, 2019, excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold 21 of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016, the Genco Surprise which was sold during the third quarter of 2018, and the Genco Muse which was sold during the fourth quarter of 2018.

During the three months ended March 31, 2018, we recorded losses of $56.4 million related to the impairment of vessel assets for nine of our vessels; the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther.  On February 27, 2018, our Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.  As such, the future undiscounted cash flows did not exceed the net book value of these vessels and the vessel values were adjusted to their respective fair market values, which resulted in an impairment loss.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

During the three months ended March 31, 2019, we did not record any losses related to the impairment of vessel assets.

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $108 Million Credit Facility as of March 31, 2019.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $108 Million Credit Facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2019 and December 31, 2018.  Vessels have been grouped according to their collateralized status as of March 31, 2019.  The carrying value of the Genco Loire, Genco Lorraine, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther at March 31, 2019 and December 31, 2018 reflect the impairment loss recorded during 2018 for these vessels.  The carrying value of the Genco Vigour at December 31, 2018 reflects the impairment loss recorded during 2017 for this vessel.

At March 31, 2019, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2019.  At December 31, 2018, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2018, with the exception of the Baltic Lion, Genco Tiger, Genco Weatherly, and Genco Vigour.

The amount by which the carrying value at March 31, 2019 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $16.2 million per vessel, and $366.0 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2018 of all of the vessels in our fleet, with the exception of the four aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.1 million to $14.9 million per vessel, and $336.3 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $6.3 million at March 31, 2019 and $6.1 million as of December 31, 2018.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2019	2018
$495 Million Credit Facility
Genco Commodus	2009	2009	$38,253	$38,389
Genco Maximus	2009	2009	38,291	38,423
Genco Claudius	2010	2009	40,224	40,376
Baltic Bear	2010	2010	39,730	39,866
Baltic Wolf	2010	2010	39,869	39,989
Baltic Lion	2009	2013	30,906	30,870
Genco Tiger	2010	2013	28,789	28,716
Genco Raptor	2007	2008	15,866	16,096
Genco Thunder	2007	2008	15,949	16,173
Baltic Scorpion	2015	2015	26,386	26,648
Baltic Mantis	2015	2015	26,639	26,897
Genco Hunter	2007	2007	17,954	18,223
Genco Warrior	2005	2007	15,456	15,674
Genco Aquitaine	2009	2010	17,222	17,436
Genco Ardennes	2009	2010	17,246	17,466
Genco Auvergne	2009	2010	17,429	17,582
Genco Bourgogne	2010	2010	18,257	18,420
Genco Brittany	2010	2010	18,215	18,444
Genco Languedoc	2010	2010	18,220	18,448
Genco Loire	2009	2010	10,880	10,773
Genco Lorraine	2009	2010	10,924	10,769
Genco Normandy	2007	2010	9,032	9,134
Baltic Leopard	2009	2009	10,667	10,779
Baltic Jaguar	2009	2010	10,672	10,785
Baltic Panther	2009	2010	10,667	10,782
Baltic Cougar	2009	2010	10,670	10,784
Genco Picardy	2005	2010	15,461	15,736
Genco Provence	2004	2010	14,533	14,809
Genco Pyrenees	2010	2010	18,161	18,395
Genco Rhone	2011	2011	19,302	19,532
Genco Bay	2010	2010	17,068	17,284
Genco Ocean	2010	2010	17,140	17,356
Genco Avra	2011	2011	18,164	18,378
Genco Mare	2011	2011	18,202	18,420
Genco Spirit	2011	2011	18,260	18,470
Genco Challenger	2003	2007	9,339	9,543
Baltic Wind	2009	2010	16,213	16,427
Baltic Cove	2010	2010	17,078	17,296
Baltic Breeze	2010	2010	17,175	17,382
Baltic Fox	2010	2013	16,656	16,876
Baltic Hare	2009	2013	15,696	15,910
Genco Constantine	2008	2008	35,924	36,086
Genco Augustus	2007	2007	33,594	33,747
Genco London	2007	2007	33,042	33,152
Genco Titus	2007	2007	33,126	33,235
Genco Tiberius	2007	2007	33,528	33,756
Genco Hadrian	2008	2008	35,957	36,139

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2019	2018
Genco Predator	2005	2007	15,487	15,701
Genco Champion	2006	2008	12,107	12,314
Genco Charger	2005	2007	11,254	11,453
Baltic Hornet	2014	2014	24,859	25,114
Baltic Wasp	2015	2015	25,115	25,370
TOTAL			$1,096,854	$1,105,823

$108 Million Credit Facility
Genco Endeavour	2015	2018	45,279	45,368
Genco Resolute	2015	2018	45,423	45,497
Genco Columbia	2016	2018	27,458	27,702
Genco Weatherly	2014	2018	22,335	22,564
Genco Liberty	2016	2018	48,825	48,930
Genco Defender	2016	2018	48,874	48,986
			$238,194	$239,047

Unencumbered
Genco Vigour	1999	2004	—	5,699
TOTAL			$—	$5,699

Consolidated Total			$1,335,048	$1,350,569

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of March 31, 2019 and December 31, 2018.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At March 31, 2019 and December 31, 2018, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three months ended March 31, 2019 and 2018, we were subject to the following interest rates on the outstanding debt under our credit facilities:

•

$108 Million Credit Facility  — one-month LIBOR plus 2.50% effective during the third quarter of 2018.  We drew down $51.8 million on August 17, 2018, $22.1 million on September 6, 2018 and $34.1 million on September 11, 2018.

•

$495 Million Credit Facility — one-month LIBOR plus 3.25% effective June 5, 2018, when the initial $460 million draw down on this facility was made.  The applicable margin was reduced to 3.00% on March 5, 2019 pursuant to terms of the facility.

•	$400 Million Credit Facility — three-month LIBOR plus 3.75% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

•	$98 Million Credit Facility — three-month LIBOR plus 6.125% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

•	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

A 1% increase in LIBOR would result in an increase of $1.4 million in interest expense for the three months ended March 31, 2019.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of March 31, 2019 and December 31, 2018, we did not have any derivative financial instruments.

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

ITEM 6.  EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(4)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(5)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.7	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(6)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Arthur L. Regan.(*)

10.2	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.3	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.4	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.5	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Arthur L. Regan.(*)

10.6	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.7	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.8	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.9

Amendment and Restatement Agreement dated as of February 28, 2019 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Delayed Draw Term Loan Lenders party thereto, the other Lenders party thereto, and Nordea Bank ABP, New York Branch, as Mandated Lead Arranger, Bookrunner, Administrative Agent, and Security Agent, pertaining to the $460 Million Credit Agreement.(7)

10.10	Genco Annual Incentive Plan adopted March 4, 2019.(7)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 13, 2019 and 2018 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 9, 2019	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 9, 2019	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)