Form 10-Q
period 2019-06-30
GENCO SHIPPING & TRADING LTD
filed 2019-08-09
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2019: Common stock, par value $0.01 per share — 41,656,947 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$165,121	$197,499
Restricted cash	—	4,947
Due from charterers, net of a reserve of $1,047 and $669, respectively	15,718	22,306
Prepaid expenses and other current assets	9,200	10,449
Inventories	29,325	29,548
Vessels held for sale	—	5,702
Total current assets	219,364	270,451

Noncurrent assets:
Vessels, net of accumulated depreciation of $265,147 and $244,529, respectively	1,320,149	1,344,870
Deferred drydock, net of accumulated amortization of $15,175 and $13,553 respectively	11,629	9,544
Fixed assets, net of accumulated depreciation and amortization of $1,575 and $1,281, respectively	4,077	2,290
Operating lease right-of-use assets	8,910	—
Restricted cash	315	315
Total noncurrent assets	1,345,080	1,357,019

Total assets	$1,564,444	$1,627,470

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$33,151	$29,143
Current portion of long-term debt	65,640	66,320
Deferred revenue	8,263	6,404
Current operating lease liabilities	1,634	—
Total current liabilities:	108,688	101,867

Noncurrent liabilities:
Long-term operating lease liabilities	10,675	—
Deferred rent	—	3,468
Long-term debt, net of deferred financing costs of $15,015 and $16,272, respectively	433,030	468,828
Total noncurrent liabilities	443,705	472,296

Total liabilities	552,393	574,163

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,656,947 and 41,644,470 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	416	416
Additional paid-in capital	1,741,184	1,740,163
Retained deficit	(729,549)	(687,272)
Total equity	1,012,051	1,053,307
Total liabilities and equity	$1,564,444	$1,627,470

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Voyage revenues	$83,550	$86,157	$177,014	$163,073

Total revenues	83,550	86,157	177,014	163,073

Operating expenses:
Voyage expenses	41,800	25,983	84,822	47,075
Vessel operating expenses	24,358	23,720	47,549	47,487
Charter hire expenses	4,849	509	7,267	509
General and administrative expenses (inclusive of nonvested stock amortization expense of $569, $638, $1,021 and $1,131, respectively)	5,799	6,510	12,109	11,727
Technical management fees	1,885	1,950	3,825	3,898
Depreciation and amortization	18,271	16,450	36,348	33,336
Impairment of vessel assets	13,897	184	13,897	56,586
Gain on sale of vessels	—	—	(611)	—

Total operating expenses	110,859	75,306	205,206	200,618

Operating (loss) income	(27,309)	10,851	(28,192)	(37,545)

Other (expense) income:
Other income	107	144	437	59
Interest income	1,073	887	2,400	1,681
Interest expense	(8,124)	(8,469)	(16,699)	(16,593)
Impairment of right-of-use asset	(223)	—	(223)	—
Loss on debt extinguishment	—	(4,533)	—	(4,533)

Other expense	(7,167)	(11,971)	(14,085)	(19,386)

Net loss	$(34,476)	$(1,120)	$(42,277)	$(56,931)

Net loss per share-basic	$(0.83)	$(0.03)	$(1.01)	$(1.62)
Net loss per share-diluted	$(0.83)	$(0.03)	$(1.01)	$(1.62)
Weighted average common shares outstanding-basic	41,742,301	35,516,058	41,734,248	35,049,615
Weighted average common shares outstanding-diluted	41,742,301	35,516,058	41,734,248	35,049,615

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(34,476)	$(1,120)	$(42,277)	$(56,931)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(34,476)	$(1,120)	$(42,277)	$(56,931)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2019	$416	$1,740,163	$(687,272)	$1,053,307

Net loss			(7,801)	(7,801)

Issuance of 12,477 shares of vested RSUs	—	—		—

Nonvested stock amortization		452		452

Balance — March 31, 2019	$416	$1,740,615	$(695,073)	$1,045,958

Net loss			(34,476)	(34,476)

Nonvested stock amortization		569		569

Balance — June 30, 2019	$416	$1,741,184	$(729,549)	$1,012,051

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2018	$345	$1,628,355	$(654,332)	$974,368

Net loss			(55,813)	(55,813)

Nonvested stock amortization		493		493

Balance — March 31, 2018	$345	$1,628,848	$(710,145)	$919,048

Net loss			(1,118)	(1,118)

Issuance of 7,015,000 shares of common stock	70	109,605		109,675

Nonvested stock amortization		638		638

Balance — June 30, 2018	$415	$1,739,091	$(711,263)	$1,028,243

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(42,277)	$(56,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,348	33,336
Amortization of deferred financing costs	1,867	1,239
Payment of PIK interest	—	(5,341)
Noncash operating lease expense	577	—
Amortization of nonvested stock compensation expense	1,021	1,131
Impairment of right-of-use asset	223	—
Impairment of vessel assets	13,897	56,586
Gain on sale of vessels	(611)	—
Loss on debt extinguishment	—	4,533
Insurance proceeds for protection and indemnity claims	389	187
Insurance proceeds for loss of hire claims	—	58
Change in assets and liabilities:
Decrease (increase) in due from charterers	6,588	(2,201)
Decrease (increase) in prepaid expenses and other current assets	165	(2,910)
Decrease (increase) in inventories	223	(7,731)
Decrease in other noncurrent assets	—	514
Increase in accounts payable and accrued expenses	828	2,284
Increase in deferred revenue	1,859	1,185
Decrease in operating lease liabilities	(786)	—
Increase in deferred rent	—	539
Deferred drydock costs incurred	(5,488)	(1,459)
Net cash provided by operating activities	14,823	25,019

Cash flows from investing activities:
Purchase of vessels, including deposits	(7,754)	(747)
Purchase of scrubbers (capitalized in Vessels)	(10,370)	—
Purchase of other fixed assets	(2,494)	(491)
Net proceeds from sale of vessels	6,309	—
Insurance proceeds for hull and machinery claims	612	3,107
Net cash (used in) provided by investing activities	(13,697)	1,869

Cash flows from financing activities:
Repayments on the $108 Million Credit Facility	(3,160)	—
Repayments on the $495 Million Credit Facility	(34,575)	—
Proceeds from $460 Million Credit Facility	—	460,000
Repayments on the $400 Million Credit Facility	—	(399,600)
Repayments on the $98 Million Credit Facility	—	(93,939)
Repayments on the 2014 Term Loan Facilities	—	(25,544)
Payment of debt extinguishment costs	—	(2,962)
Proceeds from issuance of common stock	—	110,249
Payment of common stock issuance costs	(105)	(48)
Payment of deferred financing costs	(611)	(9,679)
Net cash (used in) provided by financing activities	(38,451)	38,477

Net (decrease) increase in cash, cash equivalents and restricted cash	(37,325)	65,365

Cash, cash equivalents and restricted cash at beginning of period	202,761	204,946
Cash, cash equivalents and restricted cash at end of period	$165,436	$270,311

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of June 30, 2019, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

On June 19, 2018, the Company closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  The Company received net proceeds of $109,648 after deducting underwriters’ discounts and commissions and other expenses.

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of June 30, 2019:

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2019.

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

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities.  Refer to Note 7 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,	June 30,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$165,121	$197,499	$269,996	$174,479
Restricted cash - current	—	4,947	—	7,234
Restricted cash - noncurrent	315	315	315	23,233

Cash, cash equivalents and restricted cash	$165,436	$202,761	$270,311	$204,946

Vessels held for sale

On November 23, 2018, the Company reached an agreement to sell the Genco Vigour, and the relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2018.  This vessel was sold on January 28, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further information.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage, including the purchase of exhaust gas cleaning systems (“scrubbers”) and ballast water treatment systems. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended June 30, 2019  and 2018 was $16,697 and $15,246, respectively.  Depreciation expense for vessels for the six months ended June 30, 2019 and 2018 was $33,185 and $30,919, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims, mainly due to time charter performance issues. As of June 30, 2019 and December 31, 2018, the Company had an accrual of $532 and $345, respectively, related to these estimated customer claims.

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

At June 30, 2019 and December 31, 2018, the Company did not have any of its vessels in vessel pools.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements.  Refer to Note 12 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses.  These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain (loss) of $113 and $1,034 during the three months ended June 30, 2019 and 2018, respectively, and ($237) and $1,889 during the six months ended June 30, 2019 and 2018, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Charter hire expenses

During the second quarter of 2018, the Company began chartering-in third-party vessels.  The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions or net freight revenue, are recorded as Charter hire expenses.  The company recorded $4,849 and $509 of charter hire expenses during the three months ended June 30, 2019 and 2018, respectively, and $7,267 and $509 of charter hire expenses during the six months ended June 30, 2019 and 2018, respectively.

Impairment of vessel assets

During the three months ended June 30, 2019 and 2018, the Company recorded $13,897 and $184, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”). Additionally, during the six months ended June 30, 2019 and 2018, the Company recorded $13,897 and $56,586,  respectively, related to the impairment of vessel assets in accordance with ASC 360.

On August 2, 2019, the Company entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2019, the vessel value for the Genco Challenger was adjusted to its net sales price of $5,145 as of June 30, 2019.  This resulted in an impairment loss of $4,401 during the three and six months ended June 30, 2019.  Refer to Note 17 — Subsequent Events for further detail regarding the sale.

At June 30, 2019, the Company determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, the Company adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9,496 during the three and six months ended June 30, 2019.

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

On February 27, 2018, the Board of Directors determined to dispose of the Company’s following nine vessels: the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Muse, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, the Company adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2018.  This resulted in an impairment loss of $56,402 during the six months ended June 30, 2018.

Gain on sale of vessels

During the six months ended June 30, 2019, the Company recorded a net gain of $611 related to the sale of vessels.  The net gain of $611 recorded during the six months ended June 30, 2019 related primarily to the sale of the Genco Vigour.  There were no vessels sold during the three and six months ended June 30, 2018.

Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-03”),” which change the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that year.  Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.  The Company has evaluated the impact of the  adoption of ASU 2018-03 and has determined that there is no effect on its consolidated financial statements.

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

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2019, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,383 for the Purchase of vessels, including deposits,  $4,104 for the Purchase of scrubbers and $77 for the Purchase of other fixed assets.

For the six months ended June 30, 2018 the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $135 for the Purchase of vessels, including deposits, and $97 for the Purchase of other fixed assets.    For the six months ended June 30, 2018, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included Accounts payable and accrued expenses consisting of $162 for the Payment of deferred financing fees and $526 for the Payment of common stock issuance costs.

During the six months ended June 30, 2019 and 2018, cash paid for interest was $14,946 and $14,061, respectively.

During the six months ended June 30, 2019 and 2018, there was no cash paid for estimated income taxes.

On May 15, 2019, the Company issued 29,580 restricted stock units to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $255.

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

On July 12, 2018, the Company entered into agreements to purchase two 2016-built Capesize drybulk vessels for an aggregate purchase price of $98,000.  The Genco Defender was delivered on September 6, 2018, and the Genco Liberty was delivered on September 11, 2018. The Company utilized a combination of cash on hand and proceeds from the $108 Million Credit Facility to finance the purchase.

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

On August 30, 2018, the Company entered into an agreement to sell the Genco Cavalier, a 2007-built Supramax vessel, to a third party for $10,000 less a 2.5% broker commission payable to a third party.  The sale was completed on October 16, 2018.  The Genco Cavalier served as collateral under the $495 Million Credit Facility; therefore, $4,947 of the net proceeds received from the sale remained classified as restricted cash for 180 days following the sale date which was reflected as current restricted cash in the Condensed Consolidated Balance Sheets as of December 31, 2018.  That

amount could be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel was not added as collateral within such 180 day period, the Company was required to use the proceeds as a loan prepayment.  On April 15, 2019, the Company utilized these proceeds as a loan prepayment under the $495 Million Credit Facility, refer to Note 7 — Debt.

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

With the exception of the Genco Cavalier, the aforementioned six vessels that were sold during the year ended December 31, 2018 and the Genco Vigour which was sold during the six months ended June 30, 2019 do not serve as collateral under any of the Company’s credit facilities; therefore the Company was not required to pay down any indebtedness with the proceeds from the sales.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 15 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  There were 258,084 restricted stock units and 496,148 stock options excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2019 because they were anti-dilutive.  There were 253,438 shares of restricted stock and restricted stock units and 255,608 stock options excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2018 because they were anti-dilutive (refer to Note 15 — Stock-Based Compensation).

The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 15 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  There were no unvested MIP Warrants and 3,936,761 equity warrants excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2019 and 2018 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,742,301	35,516,058	41,734,248	35,049,615

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,742,301	35,516,058	41,734,248	35,049,615

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	41,742,301	35,516,058	41,734,248	35,049,615

6 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2019 and 2018, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2019	2018
Principal amount	$513,685	$551,420
Less: Unamortized debt financing costs	(15,015)	(16,272)
Less: Current portion	(65,640)	(66,320)

Long-term debt, net	$433,030	$468,828

	June 30, 2019		December 31, 2018
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$410,425	$13,361	$445,000	$14,423
$108 Million Credit Facility	103,260	1,654	106,420	1,849

Total debt	$513,685	$15,015	$551,420	$16,272

As of June 30, 2019 and December 31, 2018, $15,015 and $16,272 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $952 and $666 for the three months ended June 30, 2019 and 2018, respectively, and $1,867 and $1,239 for the six months ended June 30, 2019 and 2018, respectively. This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

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

On February 28, 2019, the Company entered into an Amendment and Restatement Agreement (the “Amendment”) for this credit facility (the “$495 Million Credit Facility”) with Nordea Bank AB (publ), New York Branch  (“Nordea”), as Administrative Agent and Security Agent, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S  as Bookrunners and Mandated Lead Arrangers.  The Amendment provides for an additional tranche up to $35,000 to finance a portion of the acquisitions, installations, and related costs for scrubbers for 17 of the Company’s Capesize vessels.

On April 15, 2019, the Company utilized $4,947 of the proceeds from the sale of the Genco Cavalier that was classified as restricted cash as of December 31, 2018 as a loan prepayment under the $495 Million Credit Facility.  Under the terms of the $495 Million Credit Facility, the amount received from the proceeds of the sale of a collateralized vessel can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  However, since a replacement vessel was not added as collateral within the 180 day period stipulated in the $495 Million Credit Facility, the Company was required to utilize the proceeds as a loan prepayment.

On May 10, 2019, the Company prepaid $15,000 for the amortization payment originally scheduled for June 30, 2019.  As the prepayment amount exceed the revised scheduled quarterly amortization payment of $14,864 (as explained below), the $136 excess will be applied to the next scheduled quarterly amortization payment due on September 30, 2019.

As of June 30, 2019, there was $34,628 of availability under the $495 Million Credit Facility.  Total debt repayments of $19,575 and $34,575 were made during the three and six months ended June 30, 2019 under the $495

Million Credit Facility, respectively.  There were no debt repayments made under the $495 Million Credit Facility during the three and six months ended June 30, 2018.  As of June 30, 2019 and December 31, 2018, the total outstanding net debt balance was $397,064 and $430,577, respectively.

The $495 Million Credit Facility provides for the following key terms in relation to the $460,000 tranche:

•	The final maturity date is May 31, 2023.

•

Borrowings bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.  Original scheduled amortization payments were $15,000 per quarter commencing on December 31, 2018, with a final payment of $190,000 due on the maturity date.  As a result of the $4,947 loan prepayment on April 15, 2019 as described above, scheduled amortization were recalculated in accordance with the terms of the facility.  Scheduled amortization payments will be $14,864 per quarter commencing June 30, 2019, with a final payment of $187,601 due on the maturity date.

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

•

The tranche is subject to equal consecutive quarterly repayments commencing on the last day of the fiscal quarter ending March 31, 2020 in an amount reflecting a repayment profile whereby the loans shall have been repaid after four years calculated from March 31, 2020. Assuming that the full $35,000 is borrowed, each quarterly repayment amount was originally scheduled to be equal to $2,500.  However, as a result of the $4,947 loan prepayment on April 15, 2019, the availability under the $35,000 tranche was reduced to $34,628.  Assuming that the full $34,628 is borrowed, scheduled quarterly repayments would be approximately $2,473 commencing March 31, 2020.

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

As of June 30, 2019, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

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

As of June 30, 2019, there was no availability under the $108 Million Credit Facility.  Total debt repayments of $1,580 and $3,160 were made during the three and six months ended June 30, 2019 under the $108 Million Credit Facility, respectively.  There were no debt repayments made during the three and six months ended June 30, 2018 under the $108 Million Credit Facility.  As of June 30, 2019 and December 31, 2018, the total outstanding net debt balance was $101,606 and $104,571, respectively.

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

As of June 30, 2019, the Company was in compliance with all of the financial covenants under the $108 Million Credit Facility.

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

The $400 Million Credit Facility had a maturity date of November 15, 2021, and the principal borrowed under the facility bore interest at the LIBOR for an interest period of three months plus a margin of 3.75%.  The Company had the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which was payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017. As of June 30, 2019 and December 31, 2018, the Company did not have any PIK interest recorded.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.  Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments were adjusted to reflect the reduction of future amortization amounts.

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

The $400 Million Credit Facility required the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company was required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility was not to be less than $0 at all times.  The $400 Million Credit Facility had minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company was prohibited from paying dividends without lender consent through December 31, 2020.  The Company was able establish non-recourse subsidiaries to incur indebtedness or make investments, but it was restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility was subject to a cash sweep.  The cash flow sweep was 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep was required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.  During the three and six months ended June 30, 2018, the Company repaid $4,094 and $15,428, respectively, for the excess cash flow sweep.

There were no debt repayments made during the three and six months ended June 30, 2019 under the $400 Million Credit Facility.  Total debt repayments of $393,507 and $404,941 (both which include $5,341 of PIK interest) were made during the three and six months ended June 30, 2018, respectively, under the $400 Million Credit Facility.

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

There were no debt repayments made during the three and six months ended June 30, 2019 under the $98 Million Credit Facility.  Total debt repayments of $91,397 and $93,939 made during the three and six months ended June 30, 2018, respectively, under the $98 Million Credit Facility.

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

There were no debt repayments made during the three and six months ended June 30, 2019 under the 2014 Term Loan Facilities.  Total debt repayments of $24,863 and $25,544 were made during the three and six months ended June 30, 2018, respectively, under the 2014 Term Loan Facilities.

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

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Effective Interest Rate	5.43%	6.25%	5.50%	6.04%
Range of Interest Rates (excluding unused commitment fees)	4.90 % to 5.50%	4.06 % to 8.43%	4.90 % to 5.76%	3.83 % to 8.43%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2019		December 31, 2018
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$165,121	$165,121	$197,499	$197,499
Restricted cash	315	315	5,262	5,262
Floating rate debt	513,685	513,685	551,420	551,420

The carrying value of the borrowings under the $495 Million Credit Facility and the $108 Million Credit Facility as of June 30, 2019 and December 31, 2018 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 7 — Debt for further information regarding the Company’s credit facilities.  The $495 Million Credit Facility was utilized to refinance the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities on June 5, 2018 and was subsequently amended on February 28, 2019.  The carrying amounts of the Company’s other financial instruments at June 30, 2019 and December 31, 2018 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs.  During the three and six months ended June 30, 2019, the vessel assets for three of the Company’s vessels were written down as part of the impairment recorded during the three and six months ended June 30, 2019.    During the three and six months ended June 30, 2018, the vessels assets for one and  ten of the Company’s vessels, respectively, were written down as part of the impairment recorded during the three and six months ended June 30, 2018, respectively.  Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.  Nonrecurring fair value measurements also include impairment tests conducted by the Company during the three and six months ended June 30, 2019 of its operating lease right-of use asset.  The fair value determination for the operating lease right-of-use asset was based on third party quotes, which is considered a Level 2 input.  During the three and six months ended June 30, 2019, the operating lease right-of-use asset was written down as part of the impairment of right-of-use asset recorded during the three and six months ended June 30, 2019.  Refer to Note 13 — Leases. The Company did not have any Level 3 financial assets or liabilities as of June 30, 2019 and December 31, 2018.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2019	2018
Vessel stores	$671	$597
Capitalized contract costs	1,365	2,289
Prepaid items	4,274	3,426
Insurance receivable	701	851
Advance to agents	596	1,109
Other	1,593	2,177
Total prepaid expenses and other current assets	$9,200	$10,449

10 - FIXED ASSETS

Fixed assets, net consists of the following:

	June 30,	December 31,
	2019	2018
Fixed assets, at cost:
Vessel equipment	$4,869	$2,873
Furniture and fixtures	467	462
Leasehold improvements	41	—
Computer equipment	275	236
Total costs	5,652	3,571
Less: accumulated depreciation and amortization	(1,575)	(1,281)
Total fixed assets, net	$4,077	$2,290

Depreciation and amortization expense for fixed assets for the three months ended June 30, 2019 and 2018 was $212 and $73, respectively.  Depreciation and amortization expense for fixed assets for the six months ended June 30, 2019 and 2018 was $367 and $144, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018
Accounts payable	$13,344	$15,110
Accrued general and administrative expenses	2,445	4,298
Accrued vessel operating expenses	17,362	9,735
Total accounts payable and accrued expenses	$33,151	$29,143

12 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended June 30, 2019 and 2018, the Company earned $83,550 and $86,157 of voyage revenue, respectively. For the six months ended June 30, 2019 and 2018, the Company earned $177,014 and $163,073 of voyage revenue, respectively.

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

Total voyage revenue recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Lease revenue	$25,852	$43,987	$49,242	$86,841
Spot market voyage revenue	57,698	42,170	127,772	76,232
Total voyage revenues	$83,550	$86,157	$177,014	$163,073

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025.  There is a free base rental period for the first four and a half months commencing on July 26, 2019.  Following the expiration of the free base rental period, the monthly base sublease income will be $102 per month until September 29, 2025.  The sublease income for the portion of the leased space is less than the lease payments due for the space, which has been identified as an indicator of impairment under ASC 360.  As such, the right-of-use asset for the subleased portion of the space was written down to its fair value which resulted in $223 of impairment charges which has been recorded in Impairment of right-of-asset in the Condensed Consolidated Statements of Operation.  Sublease income will be recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operation.  There was no sublease income recorded during the three and six months ended June 30, 2019.

Total operating lease costs recorded during the three and six months ended June 30, 2019 were $454 and $906, respectively, which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operation.

Supplemental Condensed Consolidated Balance Sheet information related to the Company’s operating leases as of June 30, 2019 are as follows:

June 30,
2019
Operating Lease:
Operating lease right-of-use asset	$8,910

Current operating lease liabilities	$1,634
Long-term operating lease liabilities	10,675
Total operating lease liabilities	$12,309

Weighted average remaining lease term (years)	6.26
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

June 30,
2019
Remainder of 2019	$1,115
2020	2,230
2021	2,230
2022	2,230
2023	2,378
Thereafter	4,292
Total lease payments	14,475
Less imputed interest	(2,166)
Present value of lease liabilities	$12,309

Maturities of operating lease liabilities as of December 31, 2018 are as follows:

December 31,
2018
2019	$2,230
2020	2,230
2021	2,230
2022	2,230
2023	2,378
Thereafter	4,292
Total lease payments	15,590

Supplemental Condensed Consolidated Cash Flow information related to leases are as follows:

For the Six
Months Ended
June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,115

Under the previous leasing guidance under ASC 840, the Company had deferred rent at December 31, 2018 of $3,468.  Rent expense pertaining to this lease for the three and six months ended June 30, 2018 under ASC 840 was $452 and $904, respectively.

During the second quarter of 2018, the Company began chartering-in third-party vessels.  Under ASC 842, the Company is the lessee in these agreements.   The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and six months ended June 30, 2019, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the three and six months ended June 30, 2019 and 2018 for these charter-in agreements.

14 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 47 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.8 million for Capesize vessels,  $0.5 million for Panamax vessels,  $0.5 million for Supramax vessels and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded $8,859 and $1,804 in Vessel assets in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively, related to BWTS additions.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels.  The Company anticipates scrubber installation on the 17 Capesize vessels to be completed during 2019 and estimate that the cost of each scrubber, including installation, will be approximately $2.25 million per vessel, which may vary according to the specifications of our vessels and technical aspects of the installation, among other variables.  These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded $14,474 and $428 in Vessel assets in the Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, respectively, related to scrubber additions.  The Company has entered into an amendment to the $495 Million Credit Facility to provide financing to cover a portion of these expenses, refer to Note 7 — Debt for further information.

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

For the three and six months ended June 30, 2019 and 2018, there was no amortization expense of the fair value of these warrants.  As of June 30, 2019, there was no unamortized stock-based compensation for the warrants and all warrants were vested.

The following table summarizes certain information about the warrants outstanding as of June 30, 2019:

Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
June 30, 2019			June 30, 2019
		Weighted			Weighted
	Weighted	Average		Weighted	Average
	Average	Remaining		Average	Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Price	Life	Warrants	Price	Life

—	$—	—	8,557,461	$303.12	1.11

As of June 30, 2019 and December 31, 2018, a total of 8,557,461 of warrants were outstanding.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of June 30, 2019, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

For the three and six months ended June 30, 2019 and 2018, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expenses	$229	$214	$411	$337

Amortization of the unamortized stock-based compensation balance of $1,030 as of June 30, 2019 is expected to be expensed $440,  $431,  $142 and $17 during the remainder of 2019 and during the years ended December 31, 2020, 2021 and 2022, respectively.  The following table summarizes the unvested option activity for the six months ended June 30, 2019:

	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2019 - Unvested	166,942	$13.01	$7.25
Granted	240,540	8.39	3.76
Exercisable	(40,869)	13.69	7.55
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 30, 2019 - Unvested	366,613	$9.90	$4.93

The following table summarizes certain information about the options outstanding as of June 30, 2019

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2019			June 30, 2019
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$10.43	366,613	$9.90	5.22	129,535	$11.94	3.07

As of June 30, 2019 and December 31, 2018, a total of 496,148 and 255,608 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of June 30, 2019 and December 31, 2018, 228,781 and 216,304 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2019:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2019	149,170	$12.42
Granted	135,659	8.44
Vested	(26,745)	15.92
Forfeited	—	—

Outstanding at June 30, 2019	258,084	$9.96

The total fair value of the RSUs that vested during the six months ended June 30, 2019 and 2018 was $230 and $450, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2019:

Unvested RSUs			Vested RSUs
June 30, 2019			June 30, 2019
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
258,084	$9.96	1.47	320,980	$11.59

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2019, unrecognized compensation cost of $1,209 related to RSUs will be recognized over a weighted-average period of 1.47 years.

For the three and six months ended June 30, 2019 and 2018, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expenses	$340	$421	$610	$788

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  As of June 30, 2019, all restricted stock awards under the 2015 Plan were vested.

There were no shares that vested under the 2015 Plan during the six months ended June 30, 2019 and 2018.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2019 and 2018, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expenses	$—	$3	$—	$6

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2019, there was no unrecognized compensation cost.

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

17 – SUBSEQUENT EVENTS

On August 2, 2019, the Company entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  The sale of the vessel is expected to be completed during the fourth quarter of 2019.  Refer to Note 2 — Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the second quarter of 2019.

On July 5, 2019, the Company prepaid $15,000 for the amortization payment originally scheduled for September 30, 2019.  The prepayment amount exceeded the revised scheduled quarterly amortization payment due on September 30, 2019 of $14,728, which was adjusted as discussed in Note 7 — Debt.  Accordingly, the $272 excess will be applied to the next scheduled quarterly amortization payment due on December 31, 2019.

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

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 58 drybulk vessels, including 17 Capesize drybulk carriers, two Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 13 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,075,000 dwt and an average age of approximately 9.5 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between August 2019 and December 2019.

See pages 44 - 45 for a table of all vessels in our fleet.

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

Over the course of 2018, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. To date, our observation of trade flows has been that China has increased its market share of Brazilian and Argentine soybeans, while a portion of U.S. shipments have been re-directed to other destinations such as Latin America and Europe.    At the beginning of 2019, trade tensions between China and the U.S. appeared to be moderately easing as several reports indicated that China agreed to purchase large quantities of U.S. soybeans. This varied from actions taken at the end of 2018, in which minimal U.S. soybeans were purchased by China during what is traditionally peak North American grain season.  Tensions between the two countries escalated once again in May 2019, but further rounds of negotiations have taken place since, although without a formalized deal. As of the date of this filing, there is still no trade agreement in place between China and the U.S.,  and tensions have increased over additional tariffs and the devaluation of the Chinese Yuan.  The risk of rising trade tensions between the two nations and further escalation of tariffs and other economic measures will continue if no agreement is reached.

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

We have entered into agreements to install scrubbers on our 17 Capesize vessels.  We expect the balance of our fleet will consume compliant, low sulfur fuel beginning in 2020 but intend to continue to evaluate other options.  During the course of 2018, we sold seven of our older, less fuel efficient vessels and purchased six modern high specification vessels with a goal of improving fuel consumption and further reduce emissions.  We also sold an additional vessel during January 2019, entered into an agreement on August 2, 2019 to sell a vessel and will continue to seek opportunities to renew our fleet going forward.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,547.0	1,183.0	364.0	30.8%
Panamax	182.0	546.0	(364.0)	(66.7)%
Ultramax	546.0	364.0	182.0	50.0%
Supramax	1,820.0	1,911.0	(91.0)	(4.8)%
Handymax	—	91.0	(91.0)	(100.0)%
Handysize	1,183.0	1,365.0	(182.0)	(13.3)%

Total	5,278.0	5,460.0	(182.0)	(3.3)%

Chartered-in days (2)
Capesize	79.4	—	79.4	100.0%
Panamax	—	—	—	—%
Ultramax	66.0	—	66.0	100.0%
Supramax	95.4	49.4	46.0	93.1%
Handymax	—	—	—	—%
Handysize	106.6	—	106.6	100.0%

Total	347.4	49.4	298.0	603.2%

Available days (owned & chartered-in fleet) (3)
Capesize	1,509.9	1,182.2	327.7	27.7%
Panamax	182.0	546.0	(364.0)	(66.7)%
Ultramax	612.0	364.0	248.0	68.1%
Supramax	1,788.2	1,957.6	(169.4)	(8.7)%
Handymax	—	89.4	(89.4)	(100.0)%
Handysize	1,233.6	1,352.4	(118.8)	(8.8)%

Total	5,325.7	5,491.6	(165.9)	(3.0)%

Available days (owned fleet) (4)
Capesize	1,430.5	1,182.2	248.3	21.0%
Panamax	182.0	546.0	(364.0)	(66.7)%
Ultramax	546.0	364.0	182.0	50.0%
Supramax	1,692.8	1,908.2	(215.4)	(11.3)%
Handymax	—	89.4	(89.4)	(100.0)%
Handysize	1,127.0	1,352.4	(225.4)	(16.7)%

Total	4,978.3	5,442.2	(463.9)	(8.5)%

	For the Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)	% Change

Operating days (5)
Capesize	1,494.3	1,182.1	312.2	26.4%
Panamax	182.0	541.5	(359.5)	(66.4)%
Ultramax	610.8	361.4	249.4	69.0%
Supramax	1,760.7	1,929.9	(169.2)	(8.8)%
Handymax	—	87.3	(87.3)	(100.0)%
Handysize	1,189.1	1,319.5	(130.4)	(9.9)%

Total	5,236.9	5,421.6	(184.7)	(3.4)%

Fleet utilization (6)
Capesize	97.7%	99.9%	(2.2)%	(2.2)%
Panamax	100.0%	99.2%	0.8%	0.8%
Ultramax	99.8%	99.3%	0.5%	0.5%
Supramax	97.7%	98.4%	(0.7)%	(0.7)%
Handymax	—%	95.9%	(95.9)%	(100.0)%
Handysize	96.4%	96.7%	(0.3)%	(0.3)%

Fleet average	97.7%	98.4%	(0.7)%	(0.7)%

	For the Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$7,292	$15,162	$(7,870)	(51.9)%
Panamax	10,554	10,209	345	3.4%
Ultramax	9,873	11,277	(1,404)	(12.5)%
Supramax	6,971	10,364	(3,393)	(32.7)%
Handymax	—	10,337	(10,337)	(100.0)%
Handysize	6,517	8,402	(1,885)	(22.4)%

Fleet average	7,412	10,964	(3,552)	(32.4)%

Daily vessel operating expenses (8)
Capesize	$5,057	$4,631	$426	9.2%
Panamax	4,505	4,007	498	12.4%
Ultramax	4,738	4,249	489	11.5%
Supramax	4,456	4,351	105	2.4%
Handymax	—	5,161	(5,161)	(100.0)%
Handysize	4,246	4,192	54	1.3%

Fleet average	4,615	4,344	271	6.2%

	For the Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,077.0	2,353.0	724.0	30.8%
Panamax	389.2	1,086.0	(696.8)	(64.2)%
Ultramax	1,086.0	724.0	362.0	50.0%
Supramax	3,620.0	3,801.0	(181.0)	(4.8)%
Handymax	—	181.0	(181.0)	(100.0)%
Handysize	2,353.0	2,715.0	(362.0)	(13.3)%

Total	10,525.2	10,860.0	(334.8)	(3.1)%

	For the Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)	% Change

Chartered-in days (2)
Capesize	79.4	—	79.4	100.0%
Panamax	—	—	—	—%
Ultramax	96.3	—	96.3	100.0%
Supramax	281.8	49.4	232.4	470.4%
Handymax	17.4	—	17.4	100.0%
Handysize	165.5	—	165.5	100.0%

Total	640.4	49.4	591.0	1,196.4%

Available days (owned & chartered-in fleet) (3)
Capesize	3,038.7	2,319.9	718.8	31.0%
Panamax	389.2	1,086.0	(696.8)	(64.2)%
Ultramax	1,182.2	723.7	458.5	63.4%
Supramax	3,733.8	3,846.8	(113.0)	(2.9)%
Handymax	17.4	171.0	(153.6)	(89.8)%
Handysize	2,460.3	2,679.0	(218.7)	(8.2)%

Total	10,821.6	10,826.4	(4.8)	(0.0)%

Available days (owned fleet) (4)
Capesize	2,959.3	2,319.9	639.4	27.6%
Panamax	389.2	1,086.0	(696.8)	(64.2)%
Ultramax	1,085.9	723.7	362.2	50.0%
Supramax	3,452.0	3,797.4	(345.4)	(9.1)%
Handymax	—	171.0	(171.0)	(100.0)%
Handysize	2,294.8	2,679.0	(384.2)	(14.3)%

Total	10,181.2	10,777.0	(595.8)	(5.5)%

Operating days (5)
Capesize	3,006.6	2,319.9	686.7	29.6%
Panamax	381.7	1,076.0	(694.3)	(64.5)%
Ultramax	1,142.3	705.2	437.1	62.0%
Supramax	3,672.5	3,798.4	(125.9)	(3.3)%
Handymax	17.4	168.8	(151.4)	(89.7)%
Handysize	2,391.7	2,630.5	(238.8)	(9.1)%

Total	10,612.2	10,698.8	(86.6)	(0.8)%

Fleet utilization (6)
Capesize	98.3%	99.6%	(1.3)%	(1.3)%
Panamax	98.1%	99.1%	(1.0)%	(1.0)%
Ultramax	96.6%	97.4%	(0.8)%	(0.8)%
Supramax	97.3%	98.7%	(1.4)%	(1.4)%
Handymax	100.0%	93.3%	6.7%	7.2%
Handysize	97.1%	97.7%	(0.6)%	(0.6)%

Fleet average	97.5%	98.5%	(1.0)%	(1.0)%

	For the Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$9,752	$14,464	$(4,712)	(32.6)%
Panamax	9,135	9,601	(466)	(4.9)%
Ultramax	9,151	11,087	(1,936)	(17.5)%
Supramax	7,887	10,166	(2,279)	(22.4)%
Handymax	—	10,437	(10,437)	(100.0)%
Handysize	6,732	8,620	(1,888)	(21.9)%

Fleet average	8,341	10,716	(2,375)	(22.2)%

Daily vessel operating expenses (8)
Capesize	$5,010	$4,666	$344	7.4%
Panamax	4,410	4,199	211	5.0%
Ultramax	4,520	4,292	228	5.3%
Supramax	4,362	4,385	(23)	(0.5)%
Handymax	—	5,564	(5,564)	(100.0)%
Handysize	4,131	4,113	18	0.4%

Fleet average	4,518	4,373	145	3.3%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Voyage revenues (in thousands)	$83,550	$86,157	$177,014	$163,073
Voyage expenses (in thousands)	41,800	25,983	84,822	47,075
Charter hire expenses (in thousands)	4,849	509	7,267	509
	36,901	59,665	84,925	115,489
Total available days for owned fleet	4,978	5,442	10,181	10,777
Total TCE rate	$7,412	$10,964	$8,341	$10,716

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

Operating Data

The following table represents the operating data for the three and six months ended June 30, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2019	2018	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$83,550	$86,157	$(2,607)	(3.0)%

Total revenues	83,550	86,157	(2,607)	(3.0)%

Operating Expenses:
Voyage expenses	41,800	25,983	15,817	60.9%
Vessel operating expenses	24,358	23,720	638	2.7%
Charter hire expenses	4,849	509	4,340	852.7%
General and administrative expenses (inclusive of nonvested stock amortization expense of $569 and $638, respectively)	5,799	6,510	(711)	(10.9)%
Technical management fees	1,885	1,950	(65)	(3.3)%
Depreciation and amortization	18,271	16,450	1,821	11.1%
Impairment of vessel assets	13,897	184	13,713	7,452.7%

Total operating expenses	110,859	75,306	35,553	47.2%

Operating (loss) income	(27,309)	10,851	(38,160)	(351.7)%
Other expense	(7,167)	(11,971)	4,804	(40.1)%

Net loss	$(34,476)	$(1,120)	$(33,356)	2,978.2%

Net loss per share - basic	$(0.83)	$(0.03)	$(0.80)	2,666.7%
Net loss per share - diluted	$(0.83)	$(0.03)	$(0.80)	2,666.7%
Weighted average common shares outstanding - basic	41,742,301	35,516,058	6,226,243	17.5%
Weighted average common shares outstanding - diluted	41,742,301	35,516,058	6,226,243	17.5%

EBITDA (1)	$(9,154)	$22,912	$(32,066)	(140.0)%

	For the Six Months Ended
	June 30,
	2019	2018	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$177,014	$163,073	$13,941	8.5%

Total revenues	177,014	163,073	13,941	8.5%

Operating Expenses:
Voyage expenses	84,822	47,075	37,747	80.2%
Vessel operating expenses	47,549	47,487	62	0.1%
Charter hire expenses	7,267	509	6,758	1,327.7%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,021 and $1,131, respectively)	12,109	11,727	382	3.3%
Technical management fees	3,825	3,898	(73)	(1.9)%
Depreciation and amortization	36,348	33,336	3,012	9.0%
Impairment of vessel assets	13,897	56,586	(42,689)	(75.4)%
Gain on sale of vessels	(611)	—	(611)	100.0%

Total operating expenses	205,206	200,618	4,588	2.3%

Operating loss	(28,192)	(37,545)	9,353	(24.9)%
Other expense	(14,085)	(19,386)	5,301	(27.3)%

Net loss	$(42,277)	$(56,931)	$14,654	(25.7)%

Net loss per share - basic	$(1.01)	$(1.62)	0.61	(37.7)%
Net loss per share - diluted	$(1.01)	$(1.62)	0.61	(37.7)%
Weighted average common shares outstanding - basic	41,734,248	35,049,615	6,684,633	19.1%
Weighted average common shares outstanding - diluted	41,734,248	35,049,615	6,684,633	19.1%

EBITDA (1)	$8,370	$(8,683)	$17,053	(196.4)%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(34,476)	$(1,120)	$(42,277)	$(56,931)
Net interest expense	7,051	7,582	14,299	14,912
Income tax expense	—	—	—	—
Depreciation and amortization	18,271	16,450	36,348	33,336

EBITDA (1)	$(9,154)	$22,912	$8,370	$(8,683)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of August 6, 2019:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	August 2019	$30,000
Genco Tiberius	2007	September 2019	Voyage
Genco London	2007	August 2019	Voyage
Genco Titus	2007	August 2019	Voyage
Genco Constantine	2008	August 2019	Voyage
Genco Hadrian	2008	August 2019	Voyage
Genco Commodus	2009	October 2019	Voyage
Genco Maximus	2009	September 2019	Voyage
Genco Claudius	2010	August 2019	Voyage
Genco Tiger	2011	September 2019	Voyage
Baltic Lion	2012	August 2019	$16,000
Baltic Bear	2010	September 2019	$27,500
Baltic Wolf	2010	August 2019	$22,000
Genco Resolute	2015	August 2019	$17,000
Genco Endeavour	2015	July 2019	Voyage
Genco Defender	2016	July 2019	Voyage
Genco Liberty	2016	August 2019	$15,250

Panamax Vessels
Genco Raptor	2007	September/December 2019	96% of BPI / 95.5% of BPI
Genco Thunder	2007	September/December 2019	98% of BPI / 95.5% of BPI

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Ultramax Vessels
Baltic Hornet	2014	October 2019	$17,000
Baltic Wasp	2015	August 2019	Voyage
Baltic Scorpion	2015	August 2019	Voyage
Baltic Mantis	2015	August 2019	Voyage
Genco Weatherly	2014	July 2019	Voyage
Genco Columbia	2016	September 2019	$18,900

Supramax Vessels
Genco Predator	2005	August 2019	Voyage
Genco Warrior	2005	September 2019	$16,000
Genco Hunter	2007	August 2019	Voyage
Genco Lorraine	2009	September 2019	$13,000
Genco Loire	2009	August 2019	Voyage
Genco Aquitaine	2009	August 2019	$8,000
Genco Ardennes	2009	August 2019	$8,000
Genco Auvergne	2009	September 2019	Voyage
Genco Bourgogne	2010	August 2019	Voyage
Genco Brittany	2010	October 2019	$10,500
Genco Languedoc	2010	August 2019	Voyage
Genco Normandy	2007	September 2019	Voyage
Genco Picardy	2005	September 2019	Voyage
Genco Provence	2004	August 2019	$15,100
Genco Pyrenees	2010	August 2019	Voyage
Genco Rhone	2011	September 2019	Voyage
Baltic Leopard	2009	August 2019	$12,000
Baltic Panther	2009	August 2019	$10,500
Baltic Jaguar	2009	September 2019	Voyage
Baltic Cougar	2009	August 2019	$2,100

Handysize Vessels
Baltic Hare	2009	August 2019	Voyage
Baltic Fox	2010	September 2019	Voyage
Genco Charger	2005	August 2019	Voyage
Genco Challenger	2003	September 2019	Voyage
Genco Champion	2006	August 2019	$9,250
Baltic Wind	2009	September 2019	$2,500
Baltic Cove	2010	August 2019	Voyage
Baltic Breeze	2010	September 2019	Voyage
Genco Ocean	2010	August 2019	Voyage
Genco Bay	2010	September 2019	Voyage
Genco Avra	2011	September 2019	Voyage
Genco Mare	2011	August 2019	$10,000
Genco Spirit	2011	August 2019	Voyage

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

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

VOYAGE REVENUES-

For the three months ended June 30, 2019, voyage revenues decreased by $2.6 million, or 3.0%, to $83.6 million as compared to $86.2 million for the three months ended June 30,  2018.  The decrease in voyage revenues was primarily due to lower rates achieved by the majority of our vessels as compared to the second quarter of 2018 mostly offset by the increased employment of vessels on spot market voyage charters.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 32.4%  to $7,412 a day for the three months ended June 30, 2019 from $10,964 a day for the three months ended June 30, 2018.  The decrease in TCE rates resulted from lower charter rates achieved by our vessels, which we believe were negatively affected by the Vale dam breach and tropical cyclone Veronica, among other factors, as described below.

In the second quarter of 2019, the drybulk market remained under pressure as iron ore volumes in both Brazil and Australia were limited due to the Vale dam breach and effect of tropical cyclone Veronica, respectively.  Subsequently, during the third quarter of 2019, the freight rate environment has improved significantly as iron ore volumes have started to recover at a time of easing net fleet growth and lower fleet-wide productivity due to the global drybulk fleet’s preparation ahead of IMO 2020.

 For the three months ended June 30, 2019 and 2018, we had 5,278.0 and 5,460.0 ownership days, respectively. The decrease in ownership days is primarily due to the sale of eight vessels during the second half of 2018 and the first quarter of 2019 partially offset by the delivery of six vessels during the third quarter of 2018.  Fleet utilization decreased to 97.7% during the three months ended June 30, 2019 from 98.4% during the three months ended June 30, 2018, primarily due to increased waiting time for the vessels’ next employment.

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

Voyage expenses increased by $15.8 million from $26.0 million during the three months ended June 30, 2018 as compared to $41.8 million during the three months ended June 30, 2019.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during the second quarter of 2019, which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.  There was also an increase in the costs of bunkers consumed during short-term time charters during the second quarter of 2019 as compared to the second quarter of 2018.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $0.6 million from $23.7 million during the three months ended June 30, 2018 to $24.4 million during the three months ended June 30, 2019.  The increase was primarily due to higher drydocking related expenses,  partially offset by a decrease due to fewer owned vessels during Q2 2019.

Daily vessel operating expenses increased to $4,615 per vessel per day for the three months ended June 30, 2019 from $4,344 per day for the three months ended June 30, 2018.  The increase in daily vessel operating expense was predominantly due to higher drydocking related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2019 were $90 above the weighted-average budgeted rate of $4,525 per vessel per day for the entire year.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $4.3 million from $0.5 million during the three months ended June 30, 2018 to $4.8 million during the three months ended June 30, 2019.  During the second quarter of 2019, we chartered in twelve third-party vessels as compared to only two during the second quarter of 2018.

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

For the three months ended June 30, 2019 and 2018, general and administrative expenses were $5.8 million and $6.5 million, respectively.  The $0.7 million decrease was primarily due to  a decrease in legal and professional fees associated with the $495 Million Credit Facility on June 5, 2018 (refer to Note 7 — Debt in our Condensed Consolidated Financial Statements). This decrease was partially offset by an increase in compensation related expenses.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.    Technical management fees were $1.9 million and $2.0 million during the three months ended June 30, 2019 and 2018, respectively.   The decrease was due to a smaller fleet during the second quarter of 2019.

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

Depreciation and amortization expense increased by $1.8 million to $18.3 million during the three months ended June 30, 2019 as compared to $16.5 million during the three months ended June 30, 2018.  This increase was primarily due to depreciation expense recorded during the second quarter of 2019 for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation for the eight vessels that were sold during the second half of 2018 and the first quarter of 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended June 30, 2019 and 2018, we recorded $13.9 million and $0.2 million of impairment of vessel assets, respectively.

On August 2, 2019,  we entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2019, we reduced the carrying value of the Genco Challenger to the net sales price on June 30, 2019.  This resulted in an impairment loss of $4.4 million during the three months ended June 30, 2019.

At June 30, 2019, we determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, we adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9.5 million during the three months ended June 30, 2019.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $0.5 million from $7.6 million during the three months ended June 30, 2018 to $7.1 million during the three months ended June 30, 2019.  Net interest expense during the three months ended June 30, 2019 and 2018 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $0.3 million decrease in interest expense which was primarily due to a decrease in interest expenses due to the refinancing of our previous credit facilities on June 5, 2018 partially offset by an increase in the interest expense associated with the $108 Million Credit Facility, which was entered into on August 14, 2018. There was also a $0.2 million increase in interest income during the second quarter of 2019 as compared to the same period during 2018 due to an increase in interest earned on our time deposits.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

IMPAIRMENT OF RIGHT-OF-USE ASSET –

During the second quarter of 2019, we recognized $0.2 million of impairment charges on its operating lease right-of-use asset in accordance with ASC 360.  Refer to Note 13 — Lease in our Condensed Consolidated Financial Statements for further information.

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

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

VOYAGE REVENUES-

For the six months ended June 30, 2019, voyage revenues increased by $13.9 million, or 8.5%, to $177.0 million as compared to $163.1 million for the six months ended June 30, 2018.  The increase in voyage revenues was primarily due to the employment of vessels on spot market voyage charters, partially offset by lower rates achieved by the majority of our vessels.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 22.2% to $8,341  a day for the six months ended June 30, 2019 from $10,716 a day for the six months ended June 30, 2018.  The decrease in TCE rates was primarily due to lower rates achieved by the majority of the vessels in our fleet.

For the six months ended June 30, 2019 and 2018, we had 10,525.2 and 10,860.0 ownership days, respectively. The decrease in ownership days is primarily due to the sale of eight vessels during the second half of 2018 and the first quarter of 2019 partially offset by the delivery of six vessels during the third quarter of 2018. Fleet utilization decreased to 97.5% during the six months ended June 30, 2019 from 98.5% during the six months ended June 30, 2018, primarily due to increased waiting time for the vessels’ next employment.

VOYAGE EXPENSES-

Voyage expenses increased by $37.7 million from $47.1 million during the six months ended June 30, 2018 as compared to $84.8 million during the six months ended June 30, 2019.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during the six months ended June 30, 2019 as compared to the same period during 2018.  Spot market voyage charters incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased marginally by $0.1 million from $47.5 million during the six months ended June 30, 2018 to $47.5 million during the six months ended June 30, 2019.  The increase was primarily due to an increase in drydocking related expenses, offset by a decrease due to fewer owned vessels during the six months ended June 30, 2019.

Daily vessel operating expenses increased to $4,518 per vessel per day for the six months ended June 30, 2019 from $4,373 per day for the six months ended June 30, 2018.  The increase in daily vessel operating expense was predominantly due to higher drydocking related expenses, as well as crew related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2019 were $7 below the weighted-average budgeted rate of $4,525 per vessel per day for the entire year.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $6.8 million from $0.5 million during the six months ended June 30, 2018 to $7.3 million during the six months ended June 30, 2019.  During the first half of 2019, we chartered in 19 third-party vessels as compared to only two during the first half of 2018.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2019 and 2018, general and administrative expenses were $12.1 million and $11.7 million, respectively.  The $0.4 million increase was primarily due to an increase in compensation related expenses.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $3.8 million and $3.9 million during the six months ended June 30, 2019 and 2018, respectively.  The decrease was due to a smaller fleet during the six months ended June 30, 2019.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $3.0 million to $36.3 million during the six months ended June 30, 2019 as compared to $33.3 million during the six months ended June 30, 2018.  This increase was primarily due to depreciation expense recorded during the six months ended June 30, 2019 for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation for the eight vessels that were sold during the second half of 2018 and the first quarter of 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements.  There was also an increase in in the amortization of drydocking assets as there were more vessels that completed drydockings during the first half of 2019 as compared to the same period during 2018.

IMPAIRMENT OF VESSEL ASSETS-

During the six months ended June 30, 2019 and 2018, we recorded $13.9 million and $56.6 million of impairment of vessel assets, respectively.

On August 2, 2019,  we entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2019, we reduced the carrying value of the Genco Challenger to the net sales price on June 30, 2019.  This resulted in an impairment loss of $4.4 million during the six months ended June 30, 2019.

At June 30, 2019, we determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, we adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9.5 million during the six months ended June 30, 2019

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, we reduced the carrying value of the Genco Surprise to the net sales price on June 30, 2018.  This resulted in an impairment loss of $0.2 million during the six months ended June 30, 2018.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the first half of 2019, we recorded a net gain on sale of vessels of $0.6 million related primarily to the sale of the Genco Vigour on January 28, 2019. There were no vessels sold during the first half of 2018.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $0.6 million from $14.9 million during the six months ended June 30, 2018 to $14.3 million during the six months ended June 30, 2019.  Net interest expense during the six months ended June 30, 2019 and 2018 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $0.7 million increase in interest income during the first half of 2019 as compared to the same period during 2018 due to an increase in interest earned on our time deposits and our cash accounts.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

IMPAIRMENT OF RIGHT-OF-USE ASSET –

During the first half of 2019, we recognized $0.2 million of impairment charges on its operating lease right-of-use asset in accordance with ASC 360.  Refer to Note 13 — Lease in our Condensed Consolidated Financial Statements for further information.

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

We entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018 and originally allowed borrowings of up to $460 million.  On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility that provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers) for 17 of the Company’s Capesize vessels.  Additionally, we entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements.

At June 30, 2019, we were in compliance with all financial covenants under the $495 Million Credit facility and the $108 Million Credit Facility.

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

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2019 was $14.8 million as compared to $25.0 million for the six months ended June 30, 2018.  Included in the net loss during the six months ended June 30, 2019 were $13.9 million of non-cash impairment charges, a gain of $0.6 million arising from the sale of the Genco Vigour, $0.6 million of non-cash lease expense and a loss of $0.2 million related to the non-cash impairment of our right-of-use operating lease asset.  Included in the net loss during the six months ended June 30, 2018 were $56.6 million of non-cash impairment charges, as well as a $4.5 million loss on the extinguishment of debt and a $5.3 million payment on the $400 Million Credit Facility. Depreciation and amortization expense for the six months ended June 30, 2019 increased by $3.0 million primarily due to depreciation expense for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation expense for the eight vessels that were sold during the second half of 2018 and the first quarter of 2019.  Additionally, there was an  $8.8 million increase in the fluctuation in due from charterers due to the timing of payments received from charterers and a $3.1 million increase in the fluctuation in prepaid expenses and other current assets due to the timing of payments.  Lastly, there was a $8.0 million increase in the fluctuation in inventories associated with vessels on spot market voyage charters.  These increases were partially offset by a $4.0 million increase in deferred drydocking costs as there were more vessels that completed drydocking during the first half of 2019 as compared to the first half of 2018.  There was also a $1.5 million decrease in the fluctuation accounts payable and accrued expenses due to the timing of payments made.

Net cash used in investing activities was $13.7 million during the six months ended June 30, 2019 as compared to net cash provided by investing activities of $1.9 million during the six months ended June 30, 2018.  Net cash used in investing activities during the six months ended June 30, 2019 consisted primarily of $10.4 million purchase of scrubbers for our vessels, $7.8 million purchase of vessels related primarily to ballast water treatment systems and $2.5 million for the purchase of other fixed assets due to the purchase of vessel equipment.  These cash outflows during the six months ended June 30, 2019 were partially offset by $6.3 million of proceeds from the sale of one vessel during the first half of

2019.  Net cash provided by investing activities during the six months ended June 30, 2018 consisted primarily of the proceeds received for hull and machinery claims related primarily to the receipt of the remaining insurance settlement for the main engine repair claim for the Genco Tiger.

Net cash used in financing activities during the six months ended June 30, 2019 was $38.5 million as compared to net cash provided by financing activities of $38.5 million during the six months ended June 30, 2018.  Net cash used in financing activities of $38.5 million for the six months ended June 30, 2019 consisted primarily of the following:  $34.6 million repayment of debt under the $495 Million Credit Facility; $3.2 million repayment of debt under the $108 Million Credit Facility; $0.6 million payment of deferred financing costs; and $0.1 million payment of common stock issuance costs.  Net cash provided by financing activities of $38.5 million for the six months ended June 30, 2018 consisted primarily of the $460.0 million drawdown on the $460 Million Credit Facility and the net proceeds from the issuance of common stock on June 19, 2018 of $110.2 million partially offset by the following:  $399.6 million repayment of debt under the $400 Million Credit Facility; $93.9 million repayment of debt under the $98 Million Credit Facility; $25.5 million repayment of debt under the 2014 Term Loan Facilities; $9.7 million payment of deferred financing costs; and $3.0 million payment of debt extinguishment costs.. On August 14, 2018, we entered into the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels acquired during the third quarter of 2018.  On June 5, 2018, the $495 Million Credit Facility refinanced the following three existing credit facilities with its original $460 million tranche; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.  Additionally, on February 28, 2019, the $495 Million Credit Facility was amended to add a tranche of $35 million for the purchase of scrubbers in addition to the original $460 million tranche used for the refinancing on June 5, 2018.

Credit Facilities

Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our current credit facilities, including the underlying financial and non-financial covenants.  We entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Additionally, we entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018.  On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility, which provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of our Capesize vessels.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2019 and December 31, 2018, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2019 and December 31, 2018.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of June 30, 2019.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, as amended.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $495 Million Credit Facility and the $108 Million Credit Facility, as well as other fees associated with the facilities.  The following table also incorporates the future lease payments associated with the lease for our current office space in New York. Refer to Note 13 — Leases in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.  Lastly, the table incorporates the remaining contractual purchase obligations for the purchase of ballast water treatment systems for 47 of our vessels and the contractual purchase obligations remaining for the purchase of scrubber equipment for 17 of our vessels, refer to “Capital Expenditures” section below for further information.  All of our time charter-in agreements with third parties are less than twelve months and have not been included below.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$513,685	$32,752	$131,552	$349,381	$—
Interest and borrowing fees	83,980	13,585	45,939	24,456	—
Vessel purchase obligations	28,372	19,628	6,588	2,156	—
Executive employment agreement	144	144	—	—	—
Office leases	14,475	1,115	4,460	4,608	4,292
Totals	$640,656	$67,224	$188,539	$380,601	$4,292

(1)	Represents the six-month period ending December 31, 2019.

Interest expense has been estimated using  2.24% based on one-month LIBOR plus the average applicable margin of 3.25% for the $495 Million Credit Facility and 2.50% for the $108 Million Credit Facility.

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

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved BWTS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the U.S. Coast Guard (“USCG”) has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. Furthermore, we received extensions for vessels drydocking in 2016 that allowed for further extensions to the vessels’ next scheduled drydockings in year 2021.  Additionally, for our vessels that were scheduled to drydock in 2017 and

2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  Any newbuilding vessels that we acquire will have a USCG approved system or at least an AMS installed when the vessel is being built.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, scrubber costs and scheduled off-hire days for our fleet through 2020 to be:

Year	Estimated Drydocking Cost (1)	Estimated BWTS Cost (2)	Estimated Scrubber Cost	Estimated Off-hire Days (3)
	(U.S. dollars in millions)

2019	$15.5	$4.9	$27.8	737
2020	$10.7	$4.7	$—	300

(1)

Estimated drydocking costs during 2019 and 2020 include $1.6 million and $2.7 million, respectively, of costs for vessels that could potentially be sold which were impaired during the year ended December 31, 2018 and the six months ended June 30, 2019.

(2)

The $4.9 million and $4.7 million of estimated BWTS costs during 2019 and 2020, respectively, represent the remaining deposits and payments for the BWTS for certain vessels expected to be drydocked during 2019 and 2020, respectively.  The estimated BWTS costs during 2019 and 2020 include $0.6 million and $0.9 million, respectively, of costs remaining for vessels that could potentially be sold which were impaired during the year ended December 31, 2018 and six months ended June 30, 2019.

(3)

Estimated offhire days during 2019 and 2020 include 40 days and 75  days, respectively, for vessels that could potentially be sold which were impaired during the year ended December 31, 2018 and the six months ended June 30, 2019.

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

During the six months ended June 30, 2019 and 2018, we incurred a total of $5.5 million and $1.5 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Five vessels completed their respective drydockings during the first half of 2019.  An additional five of our vessels began their drydockings during the second quarter of 2019 and did not complete until the third quarter of 2019.  Excluding the five vessels that completed drydocking during the third quarter of 2019 as noted above, we estimate that an additional 25 of our vessels will be drydocked during the remainder of 2019 and 14 of our vessels will be drydocked during 2020.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to our critical accounting policies as disclosed in the 2018 10-K, with the exception of new lease accounting pronouncements adopted as of January 1, 2019.  Refer to “Recent accounting pronouncements” in Note 2 — Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements, which is incorporated herein by reference, for further information.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2018 10-K.  As of June 30, 2019, excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold 21 of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016, the Genco Surprise which was sold during the third quarter of 2018, and the Genco Muse which was sold during the fourth quarter of 2018.

During the three and six months ended June 30, 2019, we recorded a loss of $13.9 million related to the impairment of vessel assets.  There was $4.4 million of impairment expense recorded during the three and six months ended June 30, 2019 for the Genco Challenger.  On August 2, 2019, we entered into an agreement to sell the Genco Challenger.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel at June 30, 2019, the vessel value was adjusted to its net sales price as of June 30, 2019.  At June 30, 2019, the Company determined that the expected estimated future undiscounted cash flows for the Genco Champion and the Genco Charger did not exceed the net book value of these vessels as of June 30, 2019.  As such, the Company adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9.5 million during the three and six months ended June 30, 2019.

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

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $108 Million Credit Facility as of June 30, 2019.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $108 Million Credit Facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2019 and December 31, 2018.  Vessels have been grouped according to their collateralized status as of June 30, 2019.  The carrying value of the Genco Challenger, Genco Champion and Genco Charger at June 30, 2019 reflect the impairment loss recorded during the six months ended June 30, 2019.  The carrying value of the Genco Loire, Genco Lorraine, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther at June 30, 2019 and December 31, 2018 reflect the impairment loss recorded during 2018 for these vessels.  The carrying value of the Genco Vigour at December 31, 2018 reflects the impairment loss recorded during 2017 for this vessel.

At June 30, 2019, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2019, with the exception of the Genco Challenger, Genco Charger and Genco Champion,  which were impaired during the six months ended June 30, 2019 as noted above, and the Genco Weatherly.  At December 31, 2018, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2018, with the exception of the Baltic Lion, Genco Tiger, Genco Weatherly, and Genco Vigour.

The amount by which the carrying value at June 30, 2019 of all of the vessels in our fleet, with the exception of the four aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.2 million to $18.6 million per vessel, and $377.3 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2018 of all of the vessels in our fleet, with the exception of the four aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.1 million to $14.9 million per vessel, and $336.3 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.0 million at June 30, 2019 and $6.1 million as of December 31, 2018.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2019	2018
$495 Million Credit Facility
Genco Commodus	2009	2009	$39,510	$38,389
Genco Maximus	2009	2009	39,642	38,423
Genco Claudius	2010	2009	42,074	40,376
Baltic Bear	2010	2010	41,113	39,866
Baltic Wolf	2010	2010	39,659	39,989
Baltic Lion	2009	2013	30,802	30,870
Genco Tiger	2010	2013	28,733	28,716
Genco Raptor	2007	2008	15,645	16,096
Genco Thunder	2007	2008	15,730	16,173
Baltic Scorpion	2015	2015	26,120	26,648
Baltic Mantis	2015	2015	26,373	26,897
Genco Hunter	2007	2007	17,683	18,223
Genco Warrior	2005	2007	15,399	15,674
Genco Aquitaine	2009	2010	17,242	17,436
Genco Ardennes	2009	2010	17,265	17,466
Genco Auvergne	2009	2010	17,449	17,582
Genco Bourgogne	2010	2010	18,033	18,420
Genco Brittany	2010	2010	18,060	18,444
Genco Languedoc	2010	2010	18,074	18,448
Genco Loire	2009	2010	11,041	10,773
Genco Lorraine	2009	2010	11,018	10,769
Genco Normandy	2007	2010	8,933	9,134
Baltic Leopard	2009	2009	10,795	10,779
Baltic Jaguar	2009	2010	10,782	10,785
Baltic Panther	2009	2010	11,031	10,782
Baltic Cougar	2009	2010	11,029	10,784
Genco Picardy	2005	2010	15,253	15,736
Genco Provence	2004	2010	14,264	14,809
Genco Pyrenees	2010	2010	17,934	18,395
Genco Rhone	2011	2011	19,079	19,532
Genco Bay	2010	2010	16,856	17,284
Genco Ocean	2010	2010	16,932	17,356
Genco Avra	2011	2011	17,951	18,378
Genco Mare	2011	2011	17,990	18,420
Genco Spirit	2011	2011	18,052	18,470
Genco Challenger	2003	2007	5,145	9,543
Baltic Wind	2009	2010	16,425	16,427
Baltic Cove	2010	2010	16,867	17,296

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2019	2018
Baltic Breeze	2010	2010	16,969	17,382
Baltic Fox	2010	2013	16,444	16,876
Baltic Hare	2009	2013	15,843	15,910
Genco Constantine	2008	2008	35,648	36,086
Genco Augustus	2007	2007	33,365	33,747
Genco London	2007	2007	32,777	33,152
Genco Titus	2007	2007	32,874	33,235
Genco Tiberius	2007	2007	33,235	33,756
Genco Hadrian	2008	2008	35,729	36,139
Genco Predator	2005	2007	15,207	15,701
Genco Champion	2006	2008	7,125	12,314
Genco Charger	2005	2007	6,625	11,453
Baltic Hornet	2014	2014	24,606	25,114
Baltic Wasp	2015	2015	24,861	25,370
TOTAL			$1,083,291	$1,105,823

$108 Million Credit Facility
Genco Endeavour	2015	2018	45,131	45,368
Genco Resolute	2015	2018	45,204	45,497
Genco Columbia	2016	2018	27,166	27,702
Genco Weatherly	2014	2018	22,111	22,564
Genco Liberty	2016	2018	48,611	48,930
Genco Defender	2016	2018	48,635	48,986
			$236,858	$239,047

Unencumbered
Genco Vigour	1999	2004	—	5,699
TOTAL			$—	$5,699

Consolidated Total			$1,320,149	$1,350,569

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of June 30, 2019 and December 31, 2018.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At June 30, 2019 and December 31, 2018, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three and six months ended June 30, 2019 and 2018, we were subject to the following interest rates on the outstanding debt under our credit facilities:

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

A 1% increase in LIBOR would result in an increase of $2.7 million in interest expense for the six months ended June 30, 2019.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of June 30, 2019 and December 31, 2018, we did not have any derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2018 10-K, which could materially affect our business, financial condition or future results. Below is updated information for the risk factor entitled, “Terrorist attacks and other acts of violence or war may have an adverse effect on our business, results of operations and financial condition”:

Following the withdrawal of the United States from the Joint Comprehensive Plan of Action agreed to on July 14, 2015 with regard to the Iranian nuclear program, tensions have been rising between Iran on the one hand and the United States and its allies on the other.  Recent incidents have included the alleged sabotage of oil tankers off the coast of the United Arab Emirates and the seizure of a British-flagged oil tanker by Iranian forces.  As our vessels transit the Arabian Gulf from time to time, they may face an increased risk of damage or seizure.

ITEM 5.  OTHER INFORMATION

On August 7, 2019, the Company entered into a letter agreement with John C. Wobensmith, the Company’s Chief Executive Officer and President, to amend his employment agreement with the Company dated September 21, 2007, as amended.  The letter agreement provides that if a change in control occurs within nine months after termination of Mr. Wobensmith’s employment for good reason or other than for cause, death, or disability (each as defined in his employment agreement), the total severance compensation and benefits he will be entitled to receive will be the same as originally provided in the event of such a termination within two years after a change in control.  The foregoing description is qualified in its entirety by reference to such amendment, which is filed as Exhibit 10.1 to this report.

ITEM 6.  EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(6)

3.7	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.8	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(7)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Letter Agreement dated August 7, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2019 and 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 9, 2019	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 9, 2019	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)