Form 10-Q
period 2019-09-30
GENCO SHIPPING & TRADING LTD
filed 2019-11-07
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2019: Common stock, par value $0.01 per share — 41,754,413 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$165,876	$197,499
Restricted cash	—	4,947
Due from charterers, net of a reserve of $1,257 and $669, respectively	20,391	22,306
Prepaid expenses and other current assets	9,996	10,449
Inventories	22,982	29,548
Vessels held for sale	21,819	5,702
Total current assets	241,064	270,451

Noncurrent assets:
Vessels, net of accumulated depreciation of $272,074 and $244,529, respectively	1,290,741	1,344,870
Deferred drydock, net of accumulated amortization of $11,860 and $13,553 respectively	16,039	9,544
Fixed assets, net of accumulated depreciation and amortization of $1,789 and $1,281, respectively	5,229	2,290
Operating lease right-of-use assets	8,576	—
Restricted cash	315	315
Total noncurrent assets	1,320,900	1,357,019

Total assets	$1,561,964	$1,627,470

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$41,145	$29,143
Current portion of long-term debt	70,111	66,320
Deferred revenue	6,325	6,404
Current operating lease liabilities	1,655	—
Total current liabilities:	119,236	101,867

Noncurrent liabilities:
Long-term operating lease liabilities	10,253	—
Deferred rent	—	3,468
Long-term debt, net of deferred financing costs of $14,054 and $16,272, respectively	434,440	468,828
Total noncurrent liabilities	444,693	472,296

Total liabilities	563,929	574,163

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,656,947 and 41,644,470 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	416	416
Additional paid-in capital	1,741,759	1,740,163
Retained deficit	(744,140)	(687,272)
Total equity	998,035	1,053,307
Total liabilities and equity	$1,561,964	$1,627,470

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Voyage revenues	$103,776	$92,263	$280,790	$255,336

Total revenues	103,776	92,263	280,790	255,336

Operating expenses:
Voyage expenses	42,967	31,475	127,789	78,551
Vessel operating expenses	24,711	25,155	72,260	72,642
Charter hire expenses	5,475	723	12,743	1,231
General and administrative expenses (inclusive of nonvested stock amortization expense of $575, $644, $1,596 and $1,776, respectively)	6,144	5,033	18,253	16,761
Technical management fees	1,885	2,028	5,710	5,926
Depreciation and amortization	18,184	17,269	54,532	50,605
Impairment of vessel assets	12,182	—	26,078	56,586
Gain on sale of vessels	—	(1,509)	(611)	(1,509)

Total operating expenses	111,548	80,174	316,754	280,793

Operating (loss) income	(7,772)	12,089	(35,964)	(25,457)

Other (expense) income:
Other income	86	213	523	272
Interest income	892	1,062	3,292	2,743
Interest expense	(7,797)	(7,656)	(24,496)	(24,249)
Impairment of right-of-use asset	—	—	(223)	—
Loss on debt extinguishment	—	—	—	(4,533)

Other expense	(6,819)	(6,381)	(20,904)	(25,767)

Net (loss) income	$(14,591)	$5,708	$(56,868)	$(51,224)

Net (loss) earnings per share-basic	$(0.35)	$0.14	$(1.36)	$(1.37)
Net (loss) earnings per share-diluted	$(0.35)	$0.14	$(1.36)	$(1.37)
Weighted average common shares outstanding-basic	41,749,200	41,618,187	41,739,287	37,263,200
Weighted average common shares outstanding-diluted	41,749,200	41,821,008	41,739,287	37,263,200

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) income	$(14,591)	$5,708	$(56,868)	$(51,224)

Other comprehensive income	—	—	—	—

Comprehensive (loss) income	$(14,591)	$5,708	$(56,868)	$(51,224)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2019	$416	$1,740,163	$(687,272)	$1,053,307

Net loss			(7,801)	(7,801)

Issuance of 12,477 shares of vested RSUs	—	—		—

Nonvested stock amortization		452		452

Balance — March 31, 2019	$416	$1,740,615	$(695,073)	$1,045,958

Net loss			(34,476)	(34,476)

Nonvested stock amortization		569		569

Balance — June 30, 2019	$416	$1,741,184	$(729,549)	$1,012,051

Net loss			(14,591)	(14,591)

Nonvested stock amortization		575		575

Balance — September 30, 2019	$416	$1,741,759	$(744,140)	$998,035

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2018	$345	$1,628,355	$(654,332)	$974,368

Net loss			(55,813)	(55,813)

Nonvested stock amortization		493		493

Balance — March 31, 2018	$345	$1,628,848	$(710,145)	$919,048

Net loss			(1,118)	(1,118)

Issuance of 7,015,000 shares of common stock	70	109,605		109,675

Nonvested stock amortization		638		638

Balance — June 30, 2018	$415	$1,739,091	$(711,263)	$1,028,243

Net income			5,707	5,707

Issuance of 7,015,000 shares of common stock		(12)		(12)

Nonvested stock amortization		645		645

Balance — September 30, 2018	$415	$1,739,724	$(705,556)	$1,034,583

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(56,868)	$(51,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,532	50,605
Amortization of deferred financing costs	2,828	2,110
Payment of PIK interest	—	(5,341)
Noncash operating lease expense	911	—
Amortization of nonvested stock compensation expense	1,596	1,776
Impairment of right-of-use asset	223	—
Impairment of vessel assets	26,078	56,586
Gain on sale of vessels	(611)	(1,509)
Loss on debt extinguishment	—	4,533
Insurance proceeds for protection and indemnity claims	413	268
Insurance proceeds for loss of hire claims	—	58
Change in assets and liabilities:
Decrease (increase) in due from charterers	1,915	(6,329)
Increase in prepaid expenses and other current assets	(655)	(5,966)
Decrease (increase) in inventories	6,566	(14,647)
Decrease in other noncurrent assets	—	514
Increase in accounts payable and accrued expenses	5,061	8,169
(Decrease) increase in deferred revenue	(79)	5,017
Decrease in operating lease liabilities	(1,187)	—
Increase in deferred rent	—	988
Deferred drydock costs incurred	(11,965)	(2,233)
Net cash provided by operating activities	28,758	43,375

Cash flows from investing activities:
Purchase of vessels, including deposits	(10,392)	(239,695)
Purchase of scrubbers (capitalized in Vessels)	(24,736)	—
Purchase of other fixed assets	(3,590)	(888)
Net proceeds from sale of vessels	6,309	10,626
Insurance proceeds for hull and machinery claims	612	3,466
Net cash used in investing activities	(31,797)	(226,491)

Cash flows from financing activities:
Proceeds from the $108 Million Credit Facility	—	108,000
Repayments on the $108 Million Credit Facility	(4,740)	—
Proceeds from $495 Million Credit Facility	21,500	460,000
Repayments on the $495 Million Credit Facility	(49,575)	—
Repayments on the $400 Million Credit Facility	—	(399,600)
Repayments on the $98 Million Credit Facility	—	(93,939)
Repayments on the 2014 Term Loan Facilities	—	(25,544)
Payment of debt extinguishment costs	—	(2,962)
Proceeds from issuance of common stock	—	110,249
Payment of common stock issuance costs	(105)	(496)
Payment of deferred financing costs	(611)	(11,499)
Net cash (used in) provided by financing activities	(33,531)	144,209

Net decrease in cash, cash equivalents and restricted cash	(36,570)	(38,907)

Cash, cash equivalents and restricted cash at beginning of period	202,761	204,946
Cash, cash equivalents and restricted cash at end of period	$166,191	$166,039

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of September 30, 2019, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

On June 19, 2018, the Company closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  The Company received net proceeds of $109,648 after deducting underwriters’ discounts and commissions and other expenses.

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of September 30, 2019:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Challenger Limited	Genco Challenger	28,428	12/14/07	(3)	2003
Genco Charger Limited	Genco Charger	28,398	12/14/07		2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Champion Limited	Genco Champion	28,445	1/2/08	(4)	2006
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Raptor LLC	Genco Raptor	76,499	6/23/08		2007
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Loire Limited	Genco Loire	53,430	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.
(3)	The Genco Challenger was sold on October 10, 2019. Refer to Note 17 — Subsequent Events.
(4)	The Genco Champion was sold on October 21, 2019. Refer to Note 17 — Subsequent Events.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2019.

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

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities.  Refer to Note 7 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,	September 30,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$165,876	$197,499	$165,724	$174,479
Restricted cash - current	—	4,947	—	7,234
Restricted cash - noncurrent	315	315	315	23,233

Cash, cash equivalents and restricted cash	$166,191	$202,761	$166,039	$204,946

Vessels held for sale

On August 2, 2019, September 20, 2019 and September 25, 2019 the Company entered into agreements to sell the Genco Challenger, the Genco Champion and the Genco Thunder, respectively, and the relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement.

On November 23, 2018, the Company reached an agreement to sell the Genco Vigour, and the relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2018.  This vessel was sold on January 28, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further information.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage, including the purchase of exhaust gas cleaning systems (“scrubbers”) and ballast water treatment systems. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended September 30, 2019 and 2018 was $16,649 and $16,013, respectively.  Depreciation expense for vessels for the nine months ended September 30, 2019 and 2018 was $49,834 and $46,933, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims, mainly due to time charter performance issues. As of September 30, 2019 and December 31, 2018, the Company had an accrual of $511 and $345, respectively, related to these estimated customer claims.

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

At September 30, 2019 and December 31, 2018, the Company did not have any of its vessels in vessel pools.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements.  Refer to Note 12 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses.  These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (loss) gain of ($497) and $1,020 during the three months ended September 30, 2019 and 2018, respectively, and ($734) and $2,909 during the nine months ended September 30, 2019 and 2018, respectively.

Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Charter hire expenses

During the second quarter of 2018, the Company began chartering-in third-party vessels.  The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions or net freight revenue, are recorded as Charter hire expenses.  The company recorded $5,475 and $723 of charter hire expenses during the three months ended September 30, 2019 and 2018, respectively, and $12,743 and $1,231 of charter hire expenses during the nine months ended September 30, 2019 and 2018, respectively.

Impairment of vessel assets

During the three months ended September 30, 2019 and 2018, the Company recorded $12,182 and $0, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  Additionally, during the nine months ended September 30, 2019 and 2018, the Company recorded $26,078 and $56,586,  respectively, related to the impairment of vessel assets in accordance with ASC 360.

On November 4, 2019, the Company entered into an agreement to sell the Genco Raptor, a 2007-built Panamax vessel, to a third party for $10,200 less a 2.0% commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2019, the vessel value for the Genco Raptor was adjusted to its net sales price of $9,996 as of September 30, 2019. This resulted in an impairment loss of $5,812 during the three and nine months ended September 30, 2019.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, a 2007-built Panamax vessel, for $10,400 less a 2.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Thunder was adjusted to its net sales price of $10,192 as of September 30, 2019.  This resulted in an impairment loss of $5,749 during the three and nine months ended September 30, 2019.

On September 20, 2019, the Company entered into an agreement to sell the Genco Champion, a 2006-built Handysize vessel, for $6,600 less a 3.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Champion was adjusted to its net sales price of $6,402 as of September 30, 2019.  This resulted in an impairment loss of $621 during the three and nine months ended September 30, 2019.  Refer to Note 17 — Subsequent Events for further detail regarding the sale.

On August 2, 2019, the Company entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2019, the vessel value for the Genco Challenger was adjusted to its net sales price of $5,145 as of June 30, 2019.  This resulted in an impairment loss of $4,401 during the nine months ended September 30, 2019.  Refer to Note 17 — Subsequent Events for further detail regarding the sale.

At June 30, 2019, the Company determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, the Company adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9,496 during the nine months ended September 30, 2019.

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

Gain on sale of vessels

During the nine months ended September 30, 2019, the Company recorded a net gain of $611 related to the sale of vessels.  The net gain of $611 recorded during the nine months ended September 30, 2019 related primarily to the sale of the Genco Vigour.  During the three and nine months ended September 30, 2018, the Company recorded a net gain of $1,509 related to the sale of vessels.  The net gain of $1,509 recorded during the three and nine months ended September 30, 2018 related primarily to the sale of the Genco Progress and Genco Surprise.

Loss on debt extinguishment

During the nine months ended September 30, 2018, the Company recorded $4,533 related to the loss on the extinguishment of debt in accordance with ASC 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”). This loss was recognized as a result of the refinancing of the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities with the $460 Million Credit Facility on June 5, 2018 as described in Note 7 — Debt.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which replaces the existing guidance in ASC 840 – Leases (“ASC 840”).  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability for leases with lease terms of more than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense.  Accounting by lessors will remain largely unchanged from current U.S. GAAP.  The requirements of this standard include an increase in required disclosures.  This ASU was effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors were required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provided clarifications and improvements to ASC 842, including allowing entities to elect an additional transition method with which to adopt ASC 842.  The approved transition method enables entities to apply the transition requirements at the effective date of ASC 842 (rather than at the beginning of the earliest comparative period presented as currently required) with the effect of the initial application of ASC 842 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption.  As a result, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Lease (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840.   The Company adopted ASC 842 on January 1, 2019 using this transition method.

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

Pursuant to ASC 842, the Company has identified revenue from its time charter agreements as lease revenue.  Refer to Note 12 — Voyage revenue for additional information regarding the adoption of ASC 842 from a lessor perspective.

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2019, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,478 for the Purchase of vessels, including deposits, $7,420 for the Purchase of scrubbers and $427 for the Purchase of other fixed assets.

For the nine months ended September 30, 2018 the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,000 for the Purchase of vessels, including deposits, $253 for the Net proceeds from sale of vessels and $34 for the Purchase of other fixed assets.  For the nine months ended September 30, 2018, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included Accounts payable and accrued expenses consisting of $350 for the Payment of deferred financing fees and $90 for the Payment of common stock issuance costs.

During the nine months ended September 30, 2019 and 2018, cash paid for interest was $21,927 and $20,623, respectively, excluding the PIK interest paid as a result of the refinancing of the $400 Million Credit Facility.  Refer to Note 7 —  Debt.

During the nine months ended September 30, 2019 and 2018, there was no cash paid for estimated income taxes.

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

Vessel Dispositions

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, a 2007-built Panamax vessel, for $10,400 less a 2.0% broker commission payable to a third party.  The sale is expected to be completed during the fourth quarter of 2019.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2019.  The Genco Thunder serves as collateral under the $495 Million Credit Facility.

On September 20, 2019, the Company entered into an agreement to sell the Genco Champion, a 2006-built Handysize vessel, for $6,600 less a 3.0% broker commission payable to a third party.  The sale was completed on October 21, 2019.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2019.  The Genco Champion served as collateral under the $495 Million Credit Facility.  Refer to Note 17 — Subsequent Events for further information.

On August 2, 2019, the Company entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  The sale was completed on October 10, 2019.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2019.  The Genco Challenger served as collateral under the $495 Million Credit Facility.  Refer to Note 17 — Subsequent Events for further information.

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

With the exception of the Genco Cavalier, the aforementioned six vessels that were sold during the year ended December 31, 2018 and the Genco Vigour which was sold during the nine months ended September 30, 2019 do not serve as collateral under any of the Company’s credit facilities; therefore the Company was not required to pay down any indebtedness with the proceeds from the sales.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

5 - NET (LOSS) EARNINGS PER SHARE

The computation of basic net (loss) earnings per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net (loss) earnings per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 15 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  There were 258,084 restricted stock units and 496,148 stock options excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2019 because they were anti-dilutive.  There were no anti-dilutive stock options, restricted stock or restricted stock units excluded from the computation of diluted net earnings per share during the three months ended September 30, 2018. There were 253,438 shares of restricted stock and restricted stock units and 255,608 stock options excluded from the computation of diluted net loss per share during the nine months ended September 30, 2018 because they were anti-dilutive (refer to Note 15 — Stock-Based Compensation).

The Company’s diluted net (loss) earnings per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 15 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  There were no unvested MIP Warrants and 3,936,761 equity warrants excluded from the computation of diluted net (loss) earnings per share during the three and nine months ended September 30, 2019 and 2018 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net (loss) earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,749,200	41,618,187	41,739,287	37,263,200

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,749,200	41,618,187	41,739,287	37,263,200

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	—	31,965	—	—

Dilutive effect of restricted stock awards	—	170,856	—	—

Weighted-average common shares outstanding, diluted	41,749,200	41,821,008	41,739,287	37,263,200

6 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2019 and 2018, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2019	2018
Principal amount	$518,605	$551,420
Less: Unamortized debt financing costs	(14,054)	(16,272)
Less: Current portion	(70,111)	(66,320)

Long-term debt, net	$434,440	$468,828

	September 30, 2019		December 31, 2018
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$416,925	$12,501	$445,000	$14,423
$108 Million Credit Facility	101,680	1,553	106,420	1,849

Total debt	$518,605	$14,054	$551,420	$16,272

As of September 30, 2019 and December 31, 2018, $14,054 and $16,272 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheet. Amortization expense for deferred financing costs was $961 and $871 for the three months ended September 30, 2019 and 2018, respectively, and $2,828 and $2,110 for the nine months ended September 30, 2019 and 2018, respectively. This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

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

On February 28, 2019, the Company entered into an Amendment and Restatement Agreement (the “Amendment”) for this credit facility (the “$495 Million Credit Facility”) with Nordea Bank AB (publ), New York Branch  (“Nordea”), as Administrative Agent and Security Agent, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S  as Bookrunners and Mandated Lead Arrangers.  The Amendment provides for an additional tranche up to $35,000 to finance a portion of the acquisitions, installations, and related costs for scrubbers for 17 of the Company’s Capesize vessels.  On August 28, 2019 and September 23, 2019, the Company made total drawdowns of $9,300 and $12,200, respectively, under the $35 Million tranche of the $495 Million Credit Facility.

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

On May 10, 2019 and July 5, 2019, the Company prepaid $15,000 for the amortization payment originally scheduled for June 30, 2019 and September 30, 2019, respectively.  As the prepayment amounts exceeded the revised scheduled quarterly amortization payment of $14,864 (as explained below), the excess payment was applied to the next scheduled quarterly amortization payment due as per the repayment schedule.

As of September 30, 2019, there was $13,128 of availability under the $495 Million Credit Facility.  Total debt repayments of $15,000 and $49,575 were made during the three and nine months ended September 30, 2019 under the $495 Million Credit Facility, respectively.  There were no debt repayments made under the $495 Million Credit Facility during the three and nine months ended September 30, 2018.  As of September 30, 2019 and December 31, 2018, the total outstanding net debt balance was $404,424 and $430,577, respectively.

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

The $495 Million Credit Facility provides for the following key terms:

•

Dividends may be paid subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter, the full commitment of up to $35,000 for the scrubber tranche is assumed to be drawn.  Refer to Note 17 — Subsequent Events for November 5, 2019 amendment to this dividend covenant.

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

As of September 30, 2019, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

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

As of September 30, 2019, there was no availability under the $108 Million Credit Facility.  Total debt repayments of $1,580 and $4,740 were made during the three and nine months ended September 30, 2019 under the $108 Million Credit Facility, respectively.  There were no debt repayments made during the three and nine months ended September 30, 2018 under the $108 Million Credit Facility.  As of September 30, 2019 and December 31, 2018, the total outstanding net debt balance was $100,127 and $104,571, respectively.

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

•

Dividends may be paid subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter.    Refer to Note 17 — Subsequent Events for November 5, 2019 amendment to this dividend covenant.

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

As of September 30, 2019, the Company was in compliance with all of the financial covenants under the $108 Million Credit Facility.

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

The $400 Million Credit Facility had a maturity date of November 15, 2021, and the principal borrowed under the facility bore interest at the LIBOR for an interest period of three months plus a margin of 3.75%.  The Company had the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which was payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017. As of September 30, 2019 and December 31, 2018, the Company did not have any PIK interest recorded.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.  Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments were adjusted to reflect the reduction of future amortization amounts.

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

There were no debt repayments made during the three and nine months ended September 30, 2019 under the $400 Million Credit Facility.  There were no debt repayments made during the three months ended September 30, 2018 and $404,941 (both which include $5,341 of PIK interest) of debt repayments made during the nine months ended September 30, 2018 under the $400 Million Credit Facility.

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

There were no debt repayments made during the three and nine months ended September 30, 2019 under the $98 Million Credit Facility.  There were no debt repayments made during the three months ended September 30, 2018 and $93,939 of debt repayments made during the nine months ended September 30, 2018 under the $98 Million Credit Facility.

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

There were no debt repayments made during the three and nine months ended September 30, 2019 under the 2014 Term Loan Facilities.  There were no debt repayments made during the three months ended September 30, 2018 and $25,544 of debt repayments made during the nine months ended September 30, 2018 under the 2014 Term Loan Facilities.

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

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Effective Interest Rate	5.31%	5.32%	5.44%	5.80%
Range of Interest Rates (excluding unused commitment fees)	4.54 % to 5.49%	4.56 % to 5.38%	4.54 % to 5.76%	3.83 % to 8.43%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2019		December 31, 2018
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$165,876	$165,876	$197,499	$197,499
Restricted cash	315	315	5,262	5,262
Floating rate debt	518,605	518,605	551,420	551,420

The carrying value of the borrowings under the $495 Million Credit Facility and the $108 Million Credit Facility as of September 30, 2019 and December 31, 2018 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 7 — Debt for further information regarding the Company’s credit facilities.  The $495 Million Credit Facility was utilized to refinance the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities on June 5, 2018 and was subsequently amended on February 28, 2019.  The carrying amounts of the Company’s other financial instruments at September 30, 2019 and December 31, 2018 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs.  During the nine months ended September 30, 2019, the vessel assets for five of the Company’s vessels were written down as part of the impairment recorded during the nine months ended September 30, 2019.    During the nine months ended September 30, 2018, the vessels assets for ten of the Company’s vessels were written down as part of the impairment recorded during the nine months ended September 30, 2018.  Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.  Nonrecurring fair value measurements also include impairment tests conducted by the Company during the nine months ended September 30, 2019 of its operating lease right-of use asset.  The fair value determination for the operating lease right-of-use asset was based on third party quotes, which is considered a Level 2 input.  During the nine months ended September 30, 2019, the operating lease right-of-use asset was written down as part of the impairment of right-of-use asset recorded during the nine months ended September 30, 2019.  Refer to Note 13 — Leases. The Company did not have any Level 3 financial assets or liabilities as of September 30, 2019 and December 31, 2018.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2019	2018
Vessel stores	$669	$597
Capitalized contract costs	3,656	2,289
Prepaid items	2,301	3,426
Insurance receivable	1,744	851
Advance to agents	508	1,109
Other	1,118	2,177
Total prepaid expenses and other current assets	$9,996	$10,449

10 - FIXED ASSETS

Fixed assets, net consists of the following:

	September 30,	December 31,
	2019	2018
Fixed assets, at cost:
Vessel equipment	$6,179	$2,873
Furniture and fixtures	467	462
Leasehold improvements	97	—
Computer equipment	275	236
Total costs	7,018	3,571
Less: accumulated depreciation and amortization	(1,789)	(1,281)
Total fixed assets, net	$5,229	$2,290

Depreciation and amortization expense for fixed assets for the three months ended September 30, 2019 and 2018 was $259 and $86, respectively.  Depreciation and amortization expense for fixed assets for the nine months ended September 30, 2019 and 2018 was $626 and $230, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Accounts payable	$20,830	$15,110
Accrued general and administrative expenses	3,120	4,298
Accrued vessel operating expenses	17,195	9,735
Total accounts payable and accrued expenses	$41,145	$29,143

12 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended September 30, 2019 and 2018, the Company earned $103,776 and $92,263 of voyage revenue, respectively.  For the nine months ended September 30, 2019 and 2018, the Company earned $280,790 and $255,336 of voyage revenue, respectively.

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

Total voyage revenue recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Lease revenue	$29,619	$41,184	$78,861	$128,025
Spot market voyage revenue	74,157	51,079	201,929	127,311
Total voyage revenues	$103,776	$92,263	$280,790	$255,336

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025.  There is a free base rental period for the first four and a half months commencing on July 26, 2019.  Following the expiration of the free base rental period, the monthly base sublease income will be $102 per month until September 29, 2025.  The sublease income for the portion of the leased space is less than the lease payments due for the space, which has been identified as an indicator of impairment under ASC 360.  As such, the right-of-use asset for the subleased portion of the space was written down to its fair value during the second quarter of 2019 which resulted in $223 of impairment charges which has been recorded in Impairment of right-of-asset in the Condensed Consolidated Statements of Operation during the nine months ended September 30, 2019.  Sublease income will be recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operation.  There was no sublease income recorded during the three and nine months ended September 30, 2019 as a result of the free rental period.

Total operating lease costs recorded during the three and nine months ended September 30, 2019 were $490 and $1,396, respectively, which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operation.

Supplemental Condensed Consolidated Balance Sheet information related to the Company’s operating leases as of September 30, 2019 are as follows:

September 30,
2019
Operating Lease:
Operating lease right-of-use asset	$8,576

Current operating lease liabilities	$1,655
Long-term operating lease liabilities	10,253
Total operating lease liabilities	$11,908

Weighted average remaining lease term (years)	6.01
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

September 30,
2019
Remainder of 2019	$557
2020	2,230
2021	2,230
2022	2,230
2023	2,378
Thereafter	4,292
Total lease payments	13,917
Less imputed interest	(2,009)
Present value of lease liabilities	$11,908

Maturities of operating lease liabilities as of December 31, 2018 are as follows:

December 31,
2018
2019	$2,230
2020	2,230
2021	2,230
2022	2,230
2023	2,378
Thereafter	4,292
Total lease payments	15,590

Supplemental Condensed Consolidated Cash Flow information related to leases are as follows:

For the Nine
Months Ended
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,672

Under the previous leasing guidance under ASC 840, the Company had deferred rent at December 31, 2018 of $3,468.  Rent expense pertaining to this lease for the three and nine months ended September 30, 2018 under ASC 840 was $452 and $1,356, respectively.

During the second quarter of 2018, the Company began chartering-in third-party vessels.  Under ASC 842, the Company is the lessee in these agreements.   The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and nine months ended September 30, 2019, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the three and nine months ended September 30, 2019 and 2018 for these charter-in agreements.

14 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 43 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.8 million for Capesize vessels, $0.5 million for Panamax vessels, $0.5 million for Supramax vessels and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded $11,286 and $1,804 in Vessel assets in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively, related to BWTS additions.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels.  The Company anticipates scrubber installation on the 17 Capesize vessels to be completed during 2019 and estimate that the cost of each scrubber, including installation, will be approximately $2.25 million per vessel, which may vary according to the specifications of our vessels and technical aspects of the installation, among other variables.  These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded $32,156, and $428 in Vessel assets in the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018, respectively, related to scrubber additions.  The Company has entered into an amendment to the $495 Million Credit Facility to provide financing to cover a portion of these expenses, refer to Note 7 — Debt for further information.

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

For the three and nine months ended September 30, 2019 and 2018, there was no amortization expense of the fair value of these warrants.  As of September 30, 2019, there was no unamortized stock-based compensation for the warrants and all warrants were vested.

The following table summarizes certain information about the warrants outstanding as of September 30, 2019:

Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
September 30, 2019			September 30, 2019
		Weighted			Weighted
	Weighted	Average		Weighted	Average
	Average	Remaining		Average	Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Price	Life	Warrants	Price	Life

—	$—	—	8,557,461	$303.12	0.86

As of September 30, 2019 and December 31, 2018, a total of 8,557,461 of warrants were outstanding.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of September 30, 2019, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

For the three and nine months ended September 30, 2019 and 2018, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expenses	$232	$216	$642	$553

Amortization of the unamortized stock-based compensation balance of $798 as of September 30, 2019 is expected to be expensed $208,  $431,  $142 and $17 during the remainder of 2019 and during the years ended December 31, 2020, 2021 and 2022, respectively.  The following table summarizes the unvested option activity for the nine months ended September 30, 2019:

	Number of	Average Exercise	Average Fair
	Options	Price	Value
Outstanding at January 1, 2019 - Unvested	166,942	$13.01	$7.25
Granted	240,540	8.39	3.76
Exercisable	(40,869)	13.69	7.55
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2019 - Unvested	366,613	$9.90	$4.93

The following table summarizes certain information about the options outstanding as of September 30, 2019

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2019			September 30, 2019
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$10.43	366,613	$9.90	4.97	129,535	$11.94	2.87

As of September 30, 2019 and December 31, 2018, a total of 496,148 and 255,608 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of September 30, 2019 and December 31, 2018, 228,781 and 216,304 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2019:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2019	149,170	$12.42
Granted	135,659	8.44
Vested	(26,745)	15.92
Forfeited	—	—

Outstanding at September 30, 2019	258,084	$9.96

The total fair value of the RSUs that vested during the nine months ended September 30, 2019 and 2018 was $230 and $450, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2019:

Unvested RSUs			Vested RSUs
September 30, 2019			September 30, 2019
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
258,084	$9.96	1.22	320,980	$11.59

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2019, unrecognized compensation cost of $866 related to RSUs will be recognized over a weighted-average period of 1.22 years.

For the three and nine months ended September 30, 2019 and 2018, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expenses	$343	$425	$954	$1,213

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  As of September 30, 2019, all restricted stock awards under the 2015 Plan were vested.

There were no shares that vested under the 2015 Plan during the nine months ended September 30, 2019 and 2018.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2019 and 2018, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expenses	$—	$3	$—	$10

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2019, there was no unrecognized compensation cost.

16 - LEGAL PROCEEDINGS

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

17 – SUBSEQUENT EVENTS

On November 5, 2019, the Company entered into amendments with our lenders to the dividend covenants of the credit agreements for our $495 Million Credit Facility and our $108 Million Credit Facility.  Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  The Company may pay dividends or repurchase stock under these facilities to the extent our total cash and cash equivalents are greater than $100,000 and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35,000 of the scrubber tranche under the $495 Million Credit Facility is assumed to be drawn.

On November 5, 2019, the Company declared a regular quarterly dividend of $0.175 per share to be paid on or about December 5, 2019 to shareholders of record as of November 21, 2019.  The aggregate amount of the dividend is expected to be approximately $7,351, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On November 5, 2019, the Company declared a special dividend of $0.325 per share to be paid on or about December 5, 2019 to shareholders of record as of November 21, 2019.  The aggregate amount of the dividend is expected to be approximately $13,652, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On November 4, 2019, the Company entered into an agreement to sell the Genco Raptor, a 2007-built Panamax vessel, to a third party for $10,200 less a 2.0% commission payable to a third party.  The sale of the vessel is expected to be completed during the fourth quarter of 2019.  Refer to Note 2 — Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the third quarter of 2019.

On October 21, 2019, the Company completed the sale of the Genco Champion, a 2006-built Handysize vessel, to a third party for $6,600 less a 3.0% broker commission payable to a third party.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2019.  Refer also to Note 4 — Vessel Acquisitions and Dispositions.  This vessel served as collateral under the $495 Million Credit Facility; therefore, $4,101 of the net proceeds received from the sale will remain classified as restricted cash for 180 days following the sale date.  That amount can be used towards a loan prepayment under the facility or for the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 180 day period, the Company will be required to use the proceeds as a loan prepayment.

On October 10, 2019, the Company completed the sale of the Genco Challenger, a 2003-built Handysize vessel, to a third party for $5,250 less a 2.0% broker commission payable to a third party.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2019.  Refer also to Note 4 — Vessel Acquisitions and Dispositions.  This vessel served as collateral under the $495 Million Credit Facility; therefore, $3,381 of the net proceeds received from the sale will remain classified as restricted cash for 180 days following the sale date.  That amount can be used towards a loan prepayment under the facility or for the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 180 day period, the Company will be required to use the proceeds as a loan prepayment.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the terms of definitive documentation for the purchase and installation of exhaust gas cleaning systems, or scrubbers, for our vessels and our ability to have scrubbers installed within the price range and time frame anticipated; (xix) our ability to obtain any additional financing for scrubbers on acceptable terms; (xx) the relative cost and availability of low sulfur and high sulfur fuel or any additional scrubbers we may seek to install; (xxi) our ability to realize the economic benefits or recover the cost of the scrubbers we plan to install; (xxii) worldwide compliance with sulfur emissions regulations due to take effect on January 1, 2020; (xxiii) our financial results the year ending December 31, 2019 and other factors relating to determination of the tax treatment of the recently declared special dividend and quarterly dividend; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports on Form 8-K and Form 10-Q.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 56 drybulk vessels, including 17 Capesize drybulk carriers, two Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 11 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 5,018,000 dwt and an average age of approximately 9.6 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charter contracts that expire (assuming the option periods in the time charters are not exercised) between November 2019 and April 2020.

See pages 45 - 46 for a table of all vessels in our fleet.

In 2017, we began implementing initiatives to expand our commercial platform and more actively manage the employment of our vessels.  We hired commercial directors for our major bulk and minor bulk fleets and began employment of our vessels directly with cargo owners under cargo contracts.  To better capitalize on opportunities to employ our vessels, we expanded our global commercial presence with the establishment of new offices in Singapore and Copenhagen.  Additionally, we withdrew all of our vessels from their respective pools and reallocated our freight exposure to the Atlantic basin to seek to capture the earnings premium historically offered.  Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provide optionality in a potentially rising freight rate environment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Over the course of 2018, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. To date, our observation of trade flows has been that China has increased its market share of Brazilian and Argentine soybeans, while a portion of U.S. shipments have been re-directed to other destinations such as Latin America and Europe.  As of the date of this filing, there is still no comprehensive trade agreement in place between China and the U.S., although reports indicate a phase-one deal is close to being executed between the two countries.  It has reported that under this framework, China is to agree to purchase U.S. agricultural products including soybeans.  However, as no agreement has been finalized, the risk of trade tensions reigniting between the two nations and further escalation of tariffs and other economic measures remains.

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

We have entered into agreements to install scrubbers on our 17 Capesize vessels.  We expect the balance of our fleet will consume compliant, low sulfur fuel beginning in 2020 but intend to continue to evaluate other options.  During the course of 2018, we sold seven of our older, less fuel efficient vessels and purchased six modern high specification vessels with a goal of improving fuel consumption and further reduce emissions.  We also sold one vessel during January 2019 and two vessels during October 2019, and also entered into an agreement on September 25, 2019 and November 4, 2019 to sell two additional vessels.  We will continue to seek opportunities to renew our fleet going forward.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,564.0	1,334.5	229.5	17.2%
Panamax	184.0	497.1	(313.1)	(63.0)%
Ultramax	552.0	455.2	96.8	21.3%
Supramax	1,840.0	1,932.0	(92.0)	(4.8)%
Handymax	—	92.0	(92.0)	(100.0)%
Handysize	1,196.0	1,362.1	(166.1)	(12.2)%

Total	5,336.0	5,673.0	(337.0)	(5.9)%

Chartered-in days (2)
Capesize	103.5	—	103.5	100.0%
Panamax	—	—	—	—%
Ultramax	—	—	—	—%
Supramax	247.5	—	247.5	100.0%
Handymax	—	37.0	(37.0)	(100.0)%
Handysize	79.2	27.6	51.6	187.0%

Total	430.2	64.5	365.6	566.8%

Available days (owned & chartered-in fleet) (3)
Capesize	1,220.2	1,288.0	(67.8)	(5.3)%
Panamax	183.7	496.1	(312.4)	(63.0)%
Ultramax	532.9	448.8	84.1	18.7%
Supramax	1,955.1	1,928.6	26.5	1.4%
Handymax	—	129.0	(129.0)	(100.0)%
Handysize	1,273.1	1,389.5	(116.4)	(8.4)%

Total	5,165.0	5,680.0	(515.0)	(9.1)%

Available days (owned fleet) (4)
Capesize	1,116.7	1,288.0	(171.3)	(13.3)%
Panamax	183.7	496.1	(312.4)	(63.0)%
Ultramax	532.9	448.8	84.1	18.7%
Supramax	1,707.6	1,928.6	(221.0)	(11.5)%
Handymax	—	92.0	(92.0)	(100.0)%
Handysize	1,193.9	1,361.9	(168.0)	(12.3)%

Total	4,734.8	5,615.4	(880.6)	(15.7)%

	For the Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)	% Change
Operating days (5)
Capesize	1,213.5	1,286.1	(72.6)	(5.6)%
Panamax	183.7	472.0	(288.3)	(61.1)%
Ultramax	530.9	445.4	85.5	19.2%
Supramax	1,940.5	1,911.5	29.0	1.5%
Handymax	—	124.0	(124.0)	(100.0)%
Handysize	1,261.2	1,383.9	(122.7)	(8.9)%

Total	5,129.8	5,622.8	(493.0)	(8.8)%

Fleet utilization (6)
Capesize	98.3%	98.5%	(0.2)%	(0.2)%
Panamax	99.9%	94.9%	5.0%	5.3%
Ultramax	99.6%	97.8%	1.8%	1.8%
Supramax	99.0%	98.9%	0.1%	0.1%
Handymax	—%	96.2%	(96.2)%	(100.0)%
Handysize	99.1%	99.6%	(0.5)%	(0.5)%

Fleet average	98.9%	98.5%	0.4%	0.4%

	For the Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$16,311	$15,168	$1,143	7.5%
Panamax	14,747	9,319	5,428	58.2%
Ultramax	12,634	8,063	4,571	56.7%
Supramax	9,989	10,014	(25)	(0.2)%
Handymax	—	11,948	(11,948)	(100.0)%
Handysize	8,945	8,719	226	2.6%

Fleet average	11,687	10,696	991	9.3%

Daily vessel operating expenses (8)
Capesize	$5,174	$5,172	$2	0.0%
Panamax	4,809	4,039	770	19.1%
Ultramax	4,841	4,879	(38)	(0.8)%
Supramax	4,550	4,246	304	7.2%
Handymax	—	3,928	(3,928)	(100.0)%
Handysize	3,920	4,008	(88)	(2.2)%

Fleet average	4,631	4,434	197	4.4%

	For the Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,641.0	3,687.5	953.5	25.9%
Panamax	573.2	1,583.1	(1,009.9)	(63.8)%
Ultramax	1,638.0	1,179.2	458.8	38.9%
Supramax	5,460.0	5,733.0	(273.0)	(4.8)%
Handymax	—	273.0	(273.0)	(100.0)%
Handysize	3,549.0	4,077.1	(528.1)	(13.0)%

Total	15,861.2	16,532.9	(671.7)	(4.1)%

	For the Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)	% Change
Chartered-in days (2)
Capesize	182.9	—	182.9	100.0%
Panamax	—	—	—	—%
Ultramax	96.3	—	96.3	100.0%
Supramax	529.3	49.4	479.9	971.5%
Handymax	17.4	37.0	(19.6)	(53.0)%
Handysize	244.8	27.6	217.2	787.0%

Total	1,070.7	114.0	956.7	839.2%

Available days (owned & chartered-in fleet) (3)
Capesize	4,258.9	3,608.0	650.9	18.0%
Panamax	572.9	1,582.1	(1,009.2)	(63.8)%
Ultramax	1,715.1	1,172.5	542.6	46.3%
Supramax	5,686.2	5,775.4	(89.2)	(1.5)%
Handymax	17.4	299.9	(282.5)	(94.2)%
Handysize	3,733.9	4,067.5	(333.6)	(8.2)%

Total	15,984.4	16,505.4	(521.0)	(3.2)%

Available days (owned fleet) (4)
Capesize	4,076.0	3,608.0	468.0	13.0%
Panamax	572.9	1,582.1	(1,009.2)	(63.8)%
Ultramax	1,618.8	1,172.5	446.3	38.1%
Supramax	5,156.9	5,726.0	(569.1)	(9.9)%
Handymax	—	262.9	(262.9)	(100.0)%
Handysize	3,489.1	4,039.9	(550.8)	(13.6)%

Total	14,913.7	16,391.4	(1,477.7)	(9.0)%

Operating days (5)
Capesize	4,219.0	3,606.0	613.0	17.0%
Panamax	565.4	1,547.9	(982.5)	(63.5)%
Ultramax	1,672.7	1,152.3	520.4	45.2%
Supramax	5,609.5	5,707.3	(97.8)	(1.7)%
Handymax	17.4	292.9	(275.5)	(94.1)%
Handysize	3,652.9	4,011.8	(358.9)	(8.9)%

Total	15,736.9	16,318.2	(581.3)	(3.6)%

Fleet utilization (6)
Capesize	98.3%	99.2%	(0.9)%	(0.9)%
Panamax	98.6%	97.8%	0.8%	0.8%
Ultramax	97.5%	97.7%	(0.2)%	(0.2)%
Supramax	97.8%	98.7%	(0.9)%	(0.9)%
Handymax	—%	94.5%	(94.5)%	(100.0)%
Handysize	97.8%	98.3%	(0.5)%	(0.5)%

Fleet average	97.9%	98.5%	(0.6)%	(0.6)%

	For the Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$11,549	$14,716	$(3,167)	(21.5)%
Panamax	10,935	9,513	1,422	14.9%
Ultramax	10,298	9,930	368	3.7%
Supramax	8,588	10,115	(1,527)	(15.1)%
Handymax	—	10,965	(10,965)	(100.0)%
Handysize	7,488	8,655	(1,167)	(13.5)%

Fleet average	9,405	10,710	(1,305)	(12.2)%

Daily vessel operating expenses (8)
Capesize	$5,065	$4,849	$216	4.5%
Panamax	4,538	4,149	389	9.4%
Ultramax	4,628	4,518	110	2.4%
Supramax	4,426	4,338	88	2.0%
Handymax	—	5,012	(5,012)	(100.0)%
Handysize	4,060	4,078	(18)	(0.4)%

Fleet average	4,556	4,394	162	3.7%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Voyage revenues (in thousands)	$103,776	$92,263	$280,790	$255,336
Voyage expenses (in thousands)	42,967	31,475	127,789	78,551
Charter hire expenses (in thousands)	5,475	723	12,743	1,231
	55,334	60,065	140,258	175,554
Total available days for owned fleet	4,735	5,615	14,914	16,391
Total TCE rate	$11,687	$10,696	$9,405	$10,710

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

Operating Data

The following table represents the operating data for the three and nine months ended September 30, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2019	2018	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$103,776	$92,263	$11,513	12.5%

Total revenues	103,776	92,263	11,513	12.5%

Operating Expenses:
Voyage expenses	42,967	31,475	11,492	36.5%
Vessel operating expenses	24,711	25,155	(444)	(1.8)%
Charter hire expenses	5,475	723	4,752	657.3%
General and administrative expenses (inclusive of nonvested stock amortization expense of $575 and $644, respectively)	6,144	5,033	1,111	22.1%
Technical management fees	1,885	2,028	(143)	(7.1)%
Depreciation and amortization	18,184	17,269	915	5.3%
Impairment of vessel assets	12,182	—	12,182	100.0%
Gain on sale of vessels	—	(1,509)	1,509	(100.0)%

Total operating expenses	111,548	80,174	31,374	39.1%

Operating (loss) income	(7,772)	12,089	(19,861)	(164.3)%
Other expense	(6,819)	(6,381)	(438)	6.9%

Net (loss) income	$(14,591)	$5,708	$(20,299)	(355.6)%

Net (loss) earnings per share - basic	$(0.35)	$0.14	$(0.49)	(350.0)%
Net (loss) earnings per share - diluted	$(0.35)	$0.14	$(0.49)	(350.0)%
Weighted average common shares outstanding - basic	41,749,200	41,618,187	131,013	0.3%
Weighted average common shares outstanding - diluted	41,749,200	41,821,008	(71,808)	(0.2)%

EBITDA (1)	$10,498	$29,571	$(19,073)	(64.5)%

	For the Nine Months Ended
	September 30,
	2019	2018	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$280,790	$255,336	$25,454	10.0%

Total revenues	280,790	255,336	25,454	10.0%

Operating Expenses:
Voyage expenses	127,789	78,551	49,238	62.7%
Vessel operating expenses	72,260	72,642	(382)	(0.5)%
Charter hire expenses	12,743	1,231	11,512	935.2%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,596 and $1,776, respectively)	18,253	16,761	1,492	8.9%
Technical management fees	5,710	5,926	(216)	(3.6)%
Depreciation and amortization	54,532	50,605	3,927	7.8%
Impairment of vessel assets	26,078	56,586	(30,508)	(53.9)%
Gain on sale of vessels	(611)	(1,509)	898	(59.5)%

Total operating expenses	316,754	280,793	35,961	12.8%

Operating loss	(35,964)	(25,457)	(10,507)	41.3%
Other expense	(20,904)	(25,767)	4,863	(18.9)%

Net loss	$(56,868)	$(51,224)	$(5,644)	11.0%

Net loss per share - basic	$(1.36)	$(1.37)	0.01	(0.7)%
Net loss per share - diluted	$(1.36)	$(1.37)	0.01	(0.7)%
Weighted average common shares outstanding - basic	41,739,287	37,263,200	4,476,087	12.0%
Weighted average common shares outstanding - diluted	41,739,287	37,263,200	4,476,087	12.0%

EBITDA (1)	$18,868	$20,887	$(2,019)	(9.7)%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(14,591)	$5,708	$(56,868)	$(51,224)
Net interest expense	6,905	6,594	21,204	21,506
Income tax expense	—	—	—	—
Depreciation and amortization	18,184	17,269	54,532	50,605

EBITDA (1)	$10,498	$29,571	$18,868	$20,887

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of November 5, 2019:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	September 2019	Voyage
Genco Tiberius	2007	September 2019	Voyage
Genco London	2007	October 2019	Voyage
Genco Titus	2007	November 2019	$20,500
Genco Constantine	2008	November 2019	Voyage
Genco Hadrian	2008	December 2019	Voyage
Genco Commodus	2009	January 2020	Voyage
Genco Maximus	2009	December 2019	Voyage
Genco Claudius	2010	November 2019	Voyage
Genco Tiger	2011	November 2019	$16,000
Baltic Lion	2012	December 2019	Voyage
Baltic Bear	2010	November 2019	Voyage
Baltic Wolf	2010	November 2019	Voyage
Genco Resolute	2015	December 2019	Voyage
Genco Endeavour	2015	November 2019	Voyage
Genco Defender	2016	December 2019	Voyage
Genco Liberty	2016	November 2019	Voyage

Panamax Vessels
Genco Raptor	2007	November 2019	95.5% of BPI
Genco Thunder	2007	November 2019	$13,000

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Ultramax Vessels
Baltic Hornet	2014	December 2019	$12,250
Baltic Wasp	2015	November 2019	Voyage
Baltic Scorpion	2015	January 2020	Voyage
Baltic Mantis	2015	November 2019	Voyage
Genco Weatherly	2014	November 2019	$12,000
Genco Columbia	2016	December 2019	$20,000

Supramax Vessels
Genco Predator	2005	December 2019	Voyage
Genco Warrior	2005	November 2019	$7,000
Genco Hunter	2007	November 2019	Voyage
Genco Lorraine	2009	December 2019	$12,000
Genco Loire	2009	November 2019	$10,750
Genco Aquitaine	2009	December 2019	$8,000
Genco Ardennes	2009	December 2019	$5,500
Genco Auvergne	2009	December 2019	$10,500
Genco Bourgogne	2010	November 2019	$19,000
Genco Brittany	2010	November 2019	$9,750
Genco Languedoc	2010	December 2019	Voyage
Genco Normandy	2007	November 2019	Voyage
Genco Picardy	2005	November 2019	$15,000
Genco Provence	2004	December 2019	$12,000
Genco Pyrenees	2010	December 2019	Voyage
Genco Rhone	2011	November 2019	$15,000
Baltic Leopard	2009	November 2019	Voyage
Baltic Panther	2009	March 2020	$11,250
Baltic Jaguar	2009	November 2019	Voyage
Baltic Cougar	2009	December 2019	Voyage

Handysize Vessels
Baltic Hare	2009	November 2019	$27,500
Baltic Fox	2010	November 2019	Voyage
Genco Charger	2005	November 2019	Voyage
Baltic Wind	2009	November 2019	Voyage
Baltic Cove	2010	November 2019	Voyage
Baltic Breeze	2010	December 2019	Voyage
Genco Ocean	2010	November 2019	Voyage
Genco Bay	2010	November 2019	Voyage
Genco Avra	2011	November 2019	$5,500
Genco Mare	2011	March 2020	$10,500
Genco Spirit	2011	April 2020	$10,500

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

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

VOYAGE REVENUES-

For the three months ended September 30, 2019, voyage revenues increased by $11.5 million, or 12.5%, to $103.8 million as compared to $92.3 million for the three months ended September 30, 2018.  The increase in voyage revenues was primarily due to increased employment of vessels on spot market voyage charters, partially offset by the effect of trading our Capesize vessels primarily in the Pacific Basin and offhire related to scrubber installations, ballast water treatment system installations and special surveys as discussed below.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 9.3%  to $11,687 a day for the three months ended September 30, 2019 from $10,696 a day for the three months ended September 30, 2018.  The increase in TCE rates resulted from higher charter rates achieved by the majority of our vessels.

In the third quarter of 2019, the drybulk market improved significantly reaching multi-year highs in the process.  Specifically, the Baltic Capesize Index was supported by record steel production in China and increased Brazilian iron ore shipments during a period of constrained vessel capacity due to the global fleet’s preparation ahead of IMO 2020.  As a result of the preparation to get our Capesize vessels fitted with scrubbers ahead of the IMO 2020 compliance date of January 1, 2020, we made the strategic decision to trade our vessels primarily in the Pacific basin, closer to the shipyard, to aid in meeting our designated shipyard slot dates for scrubber installations. However, this also limited our commercial trading capabilities in the short-term.  This resulted in our Capesize fleet remaining in the Pacific basin, a region that saw rates trade at a discount to the Atlantic basin, notwithstanding our long-term commercial strategy that entails a more dynamic vessel positioning to better capture market fundamentals. We had 22 vessels enter the shipyard for scrubber installations, ballast water treatment system installations, scheduled special surveys and other repairs, resulting in associated offhire time of 601 days for the quarter.

 For the three months ended September 30, 2019 and 2018, we had 5,336.0 and 5,673.0 ownership days, respectively. The decrease in ownership days is primarily due to the sale of eight vessels during the second half of 2018 and the first quarter of 2019 partially offset by the delivery of six vessels during the third quarter of 2018.  Fleet utilization increased to 98.9% during the three months ended September 30, 2019 from 98.5% during the three months ended September 30, 2018, primarily due to a decrease in offhire days.

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

Voyage expenses increased by $11.5 million from $31.5 million during the three months ended September 30, 2018 as compared to $43.0 million during the three months ended September 30, 2019.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during the third quarter of 2019, which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $0.4 million from $25.2 million during the three months ended September 30, 2018 to $24.7 million during the three months ended September 30, 2019.  The decrease was primarily due to fewer owned vessels during the third quarter of 2019 as compared to the third quarter of 2018, partially offset by higher drydocking related expenses.

Daily vessel operating expenses increased to $4,631 per vessel per day for the three months ended September 30, 2019 from $4,434 per day for the three months ended September 30, 2018.  The increase in daily vessel operating expense was predominantly due to higher drydocking related expenses.  Refer to “Capital Expenditures” below for further detail.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2019 were $106 above the weighted-average budgeted rate of $4,525 per vessel per day for the entire year.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $4.8 million from $0.7 million during the three months ended September 30, 2018 to $5.5 million during the three months ended September 30, 2019.  During the third quarter of 2019, we chartered in eight third-party vessels as compared to only two vessels during the third quarter of 2018.

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

For the three months ended September 30, 2019 and 2018, general and administrative expenses were $6.1 million and $5.0 million, respectively.  The $1.1 million increase was primarily due to an increase in compensation related expenses as well as an increase in professional fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Technical management fees were $1.9 million and $2.0 million during the three months ended September 30, 2019 and 2018, respectively.  The decrease was due to a smaller fleet during the third quarter of 2019.

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

Depreciation and amortization expense increased by $0.9 million to $18.2 million during the three months ended September 30, 2019 as compared to $17.3 million during the three months ended September 30, 2018.  This increase was primarily due to an increase in depreciation expense recorded during the third quarter of 2019 for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation for the six vessels that were sold during the fourth quarter of 2018 and the first quarter of 2019, as well as a decrease for the five vessels that were impaired during the second and third quarter of 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2019, we recorded $12.2 million of impairment of vessel assets.  There was no impairment of vessel assets during the three months ended September 30, 2018.

On November 4, 2019, the Company entered into an agreement to sell the Genco Raptor, a 2007-built Panamax vessel, to a third party for $10.2 million less a 2.0% commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2019, the vessel value for the Genco Raptor was adjusted to its net sales price of $10.0 million as of September 30, 2019. This resulted in an impairment loss of $5.9 million during the three months ended September 30, 2019.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, a 2007-built Panamax vessel, for $10.4 million less a 2.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Thunder was adjusted to its net sales price of $10.2 million as of September 30, 2019.  This resulted in an impairment loss of $5.7 million during the three months ended September 30, 2019.

On September 20, 2019, the Company entered into an agreement to sell the Genco Champion, a 2006-built Handysize vessel, for $6.6 million less a 3.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Champion was adjusted to its net sales price of $6.4 million as of September 30, 2019.  This resulted in an impairment loss of $0.6 million during the three months ended September 30, 2019.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the third quarter of 2018, we recorded a net gain on sale of vessels of $1.5 million related the sale of the Genco Progress on September 13, 2018 and the sale of the Genco Surprise on August 7, 2018. There were no vessels sold during the third quarter of 2019.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense increased by $0.3 million from $6.6 million during the three months ended September 30, 2018 to $6.9 million during the three months ended September 30, 2019.  Net interest expense during the three months ended September 30, 2019 and 2018 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This increase was primarily due to a $0.2 million decrease in interest income during the third quarter of 2019 as compared to the same period during 2018 due to a decrease in interest earned on our time deposits.  There was also a $0.1 million increase in interest expense was primarily due to an increase in the interest expense associated with the $108 Million Credit Facility, which was entered into on August 14, 2018 partially offset by a decrease in interest expense associated with the $495 Million Credit Facility as the result of a lower debt balance due to required loan repayments. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

VOYAGE REVENUES-

For the nine months ended September 30, 2019, voyage revenues increased by $25.5 million, or 10.0%, to $280.8 million as compared to $255.3 million for the nine months ended September 30, 2018.  The increase in voyage revenues was primarily due to increased employment of vessels on spot market voyage charters, partially offset by the effect of trading our Capesize vessels primarily in the Pacific basin and offhire related to scrubber installations, ballast water treatment system installations and special surveys as noted above for the three months ended September 30, 2019.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 12.2% to $9,405 a day for the nine months ended September 30, 2019 from $10,710 a day for the nine months ended September 30, 2018.  The decrease in TCE rates was primarily due to lower rates achieved by the majority of the vessels in our fleet.

For the nine months ended September 30, 2019 and 2018, we had 15,861.2 and 16,532.9 ownership days, respectively. The decrease in ownership days is primarily due to the sale of eight vessels during the second half of 2018 and the first quarter of 2019 partially offset by the delivery of six vessels during the third quarter of 2018.  Fleet utilization decreased to 97.9% during the nine months ended September 30, 2019 from 98.5% during the nine months ended September 30, 2018, primarily due to an increase in offhire time during 2019.

VOYAGE EXPENSES-

Voyage expenses increased by $49.2 million from $78.6 million during the nine months ended September 30, 2018 as compared to $127.8 million during the nine months ended September 30, 2019.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during the nine months ended September 30, 2019 as compared to the same period during 2018.  Spot market voyage charters incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $0.4 million from $72.6 million during the nine months ended September 30, 2018 to $72.3 million during the nine months ended September 30, 2019.  The decrease was primarily due to fewer owned vessels during the nine months ended September 30, 2019 as compared to the same period during 2018, partially offset by higher drydocking related expenses.

Daily vessel operating expenses increased to $4,556 per vessel per day for the nine months ended September 30, 2019 from $4,394 per day for the nine months ended September 30, 2018.  The increase in daily vessel operating expense was predominantly due to higher drydocking related expenses (refer to “Capital Expenditures” below for further detail), as well as crew related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2019 were $31 above the weighted-average budgeted rate of $4,525 per vessel per day for the entire year.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $11.5 million from $1.2 million during the nine months ended September 30, 2018 to $12.7 million during the nine months ended September 30, 2019.  During the nine months ended September 30, 2019, we chartered in 23 third-party vessels as compared to only four during the same period during 2018.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $18.3 million and $16.8 million, respectively.  The $1.5 million increase was primarily due to an increase in compensation related expenses.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $5.7 million and $5.9 million during the nine months ended September 30, 2019 and 2018, respectively.  The decrease was due to a smaller fleet during the nine months ended September 30, 2019.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $3.9 million to $54.5 million during the nine months ended September 30, 2019 as compared to $50.6 million during the nine months ended September 30, 2018.  This increase was primarily due to depreciation expense recorded during the nine months ended September 30, 2019 for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation for the eight vessels that were sold during the second half of 2018 and the first quarter of 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements.  There was also an increase in in the amortization of drydocking assets as there were more vessels that completed drydockings during the nine months ended September 30, 2019 as compared to the same period during 2018.  Refer to “Capital Expenditures” below for further detail.

IMPAIRMENT OF VESSEL ASSETS-

During the nine months ended September 30, 2019 and 2018, we recorded $26.1 million and $56.6 million of impairment of vessel assets, respectively.

On November 4, 2019, the Company entered into an agreement to sell the Genco Raptor, a 2007-built Panamax vessel, to a third party for $10.2 million less a 2.0% commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2019, the vessel value for the Genco Raptor was adjusted to its net sales price of $10.0 million as of September 30, 2019. This resulted in an impairment loss of $5.9 million during the nine months ended September 30, 2019.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, a 2007-built Panamax vessel, for $10.4 million less a 2.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Thunder was adjusted to its net sales price of $10.2 million as of September 30, 2019.  This resulted in an impairment loss of $5.7 million during the nine months ended September 30, 2019.

On September 20, 2019, the Company entered into an agreement to sell the Genco Champion, a 2006-built Handysize vessel, for $6.6 million less a 3.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Champion was adjusted to its net sales price of $6.4 million as of September 30, 2019.  This resulted in an impairment loss of $0.6 million during the nine months ended September 30, 2019.

On August 2, 2019, we entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2019, we reduced the carrying value of the Genco Challenger to the net sales price on June 30, 2019.  This resulted in an impairment loss of $4.4 million during the nine months ended September 30, 2019.

At June 30, 2019, we determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, we adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9.5 million during the nine months ended September 30, 2019

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2018, we reduced the carrying value of the Genco Surprise to the net sales price on June 30, 2018.  This resulted in an impairment loss of $0.2 million during the nine months ended September 30, 2018.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

GAIN ON SALE OF VESSELS-

During the nine months ended September 30, 2019, we recorded a net gain on sale of vessels of $0.6 million related primarily to the sale of the Genco Vigour on January 28, 2019.  During the nine months ended September 30, 2018, we recorded a net gain on sale of vessels of $1.5 million related to the sale of the Genco Progress and the Genco Surprise during the third quarter of 2018.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $0.3 million from $21.5 million during the nine months ended September 30, 2018 to $21.2 million during the nine months ended September 30, 2019.  Net interest expense during the nine months ended September 30, 2019 and 2018 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $0.5 million increase in interest income during the nine months ended September 30, 2019 as compared to the same period during 2018 due to an increase in interest earned on our time deposits and our cash accounts.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

IMPAIRMENT OF RIGHT-OF-USE ASSET –

During the nine months ended September 30, 2019, we recognized $0.2 million of impairment charges on its operating lease right-of-use asset in accordance with ASC 360.  Refer to Note 13 — Leases in our Condensed Consolidated Financial Statements for further information.

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

We entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018 and originally allowed borrowings of up to $460 million.  On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility that provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of the Company’s Capesize vessels.  Additionally, we entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements.

At September 30, 2019, we were in compliance with all financial covenants under the $495 Million Credit facility and the $108 Million Credit Facility.

We believe our capital resources are sufficient to fund our operations for at least the next twelve months. Given the commencement of quarterly amortization payments of $16.6 million under our credit facilities on December 31, 2018, anticipated capital expenditures relating to installation of ballast water treatment systems (“BWTS”) and scrubbers on our vessels for environmental regulatory compliance during 2019, as well as the payment of the $0.175 dividend per share and the payment of the $0.325 special dividend per share during the fourth quarter of 2019, we anticipate that our cash expenditures will increase.

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

Dividends

Our Board of Directors has adopted a quarterly dividend policy to pay a dividend of $0.175 per share.  Accordingly, on November 6, 2019, we announced a quarterly dividend of $0.175 per share as well as a special dividend of $0.325 per share.  Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with law and contractual obligations and our Board of Directors’ determination that each declaration and payment is in the best interest of the Company and our shareholders.  Our declaration and payment of dividends is subject to a number of conditions and restrictions as described below.

 On November 5, 2019, we entered into amendments with our lenders to the dividend covenants of the credit agreements for our $495 Million Credit Facility and our $108 Million Credit Facility.  Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors.  The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase.

U.S. Federal Income Tax Treatment of Dividends

For purposes of this discussion, the term "U.S. Holder" means a beneficial owner of our common stock that is, for U.S. federal income tax purposes, (i) an individual U.S. citizen or resident, (ii) a corporation that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, or any other U.S. entity taxable as a corporation, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust if either (x) a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (y) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person. If a partnership, or an entity treated for U.S. federal income tax purposes as a partnership, such as a limited liability company, holds common stock, the tax treatment of a partner will generally depend on the status of the partner and upon the activities of the partnership. If you are a partner in such a partnership holding our common stock, you are encouraged to consult your tax advisor. A beneficial owner of our common stock (other than a partnership) that is not a U.S. Holder is referred to below as a "Non-U.S. Holder."

Subject to the discussion of passive foreign investment company (PFIC) status on pages 41-42 in the 2018 10-K, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder's tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. Because we are not a U.S. corporation, U.S. Holders that are corporations will not be entitled to claim a dividends-received deduction with respect to any distributions they receive from us (provided, however, that a U.S. corporation that owns at least 10% of our shares may be able to claim a dividends-received-deduction and should consult its tax advisor).

Dividends paid on our common shares to a U.S. Holder who is an individual, trust or estate, or a "non-corporate U.S. Holder," will generally be treated as "qualified dividend income" that is taxable to such non-corporate U.S. Holder at preferential tax rates, provided that (1) our common shares are readily tradable on an established securities market in the United States (such as the NYSE, on which our common shares are traded); (2) we are not a PFIC for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are, or will be); (3) the non-corporate U.S. Holder 's holding period of our common shares includes more than 60 days in the 121-day period beginning 60 days before the date on which our common shares becomes ex-dividend; and (4) the non-corporate U.S. Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property. A non-corporate U.S. Holder will be able to take qualified dividend income into account in determining its deductible investment interest (which is generally limited to its net investment income) only if it elects to do so; in such case, the dividend will be taxed at ordinary income rates. Non-corporate U.S. Holders also may be required to pay a 3.8% surtax on all or part of such holder's "net investment income," which includes, among other items, dividends on our shares, subject to certain limitations and exceptions. Investors are encouraged to consult their own tax advisors regarding the effect, if any, of this surtax on their ownership of our shares.

Amounts taxable as dividends generally will be treated as passive income from sources outside the U.S. However, if (a) we are 50% or more owned, by vote or value, by U.S. Holders and (b) at least 10% of our earnings and profits are attributable to sources within the U.S., then for foreign tax credit purposes, a portion of our dividends would be treated as derived from sources within the U.S. With respect to any dividend paid for any taxable year, the U.S. source ratio of our dividends for foreign tax credit purposes would be equal to the portion of our earnings and profits from sources within the U.S. for such taxable year divided by the total amount of our earnings and profits for such taxable year. The rules related to U.S. foreign tax credits are complex and U.S. Holders should consult their tax advisors to determine whether and to what extent a credit would be available.

Special rules may apply to any "extraordinary dividend" — generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder's adjusted basis (or fair market value in certain circumstances) in a share of our common shares — paid by us. If we pay an "extraordinary dividend" on our common shares that is treated as "qualified dividend income", then any loss derived by a non-corporate U.S. Holder from the sale or exchange of such common shares will be treated as long-term capital loss to the extent of such dividend.

Non-U.S. Holders generally will not be subject to U.S. federal income tax on dividends received from us on our common shares unless the income is effectively connected with the conduct by the Non-U.S. Holder of a trade or business in the United States (“effectively connected income”) (and, if an applicable income tax treaty so provides, the dividends are attributable to a permanent establishment maintained by the Non-U.S. Holder in the U.S.).  Effectively connected income (or, if an income tax treaty applies, income attributable to a permanent establishment maintained in the U.S.) generally will be subject to regular U.S. federal income tax in the same manner discussed above relating to taxation of U.S. Holders. In addition, earnings and profits of a corporate Non-U.S. Holder that are attributable to such income, as determined after allowance for certain adjustments, may be subject to an additional branch profits tax at a rate of 30%, or at a lower rate as may be specified by an applicable income tax treaty. Non-U.S. Holders may be subject to tax in jurisdictions other than the United States on dividends received from us on our common shares.

Dividends paid on our common shares to a non-corporate U.S. Holder may be subject to U.S. federal backup withholding tax if the non-corporate U.S. Holder:

•	fails to provide us with an accurate taxpayer identification number;
•

is notified by the IRS that they have become subject to backup withholding because they previously failed to report all interest or dividends required to be shown on their federal income tax returns; or

•	fails to comply with applicable certification requirements.

A holder that is not a U.S. Holder or a partnership may be subject to U.S. federal backup withholding with respect to such dividends unless the holder certifies that it is a non-U.S. person, under penalties of perjury, or otherwise establishes an exemption therefrom.  Backup withholding tax is not an additional tax. Holders generally may obtain a refund of any amounts withheld under backup withholding rules that exceed their income tax liability by timely filing a refund claim with the IRS.

You are encouraged to consult your own tax advisor concerning the overall tax consequences arising in your own particular situation under U.S. federal, state, local, or foreign law from the payment of dividends on our common stock.

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2019 was $28.8 million as compared to $43.4 million for the nine months ended September 30, 2018.  Included in the net loss during the nine months ended September 30, 2019 were $26.1 million of non-cash impairment charges, a gain of $0.6 million arising from the sale of the Genco Vigour, $0.9 million of non-cash lease expense and a loss of $0.2 million related to the non-cash impairment of our right-of-use operating lease asset.  Included in the net loss during the nine months ended September 30, 2018 were $56.6 million of non-cash impairment charges, as well as a $4.5 million loss on the extinguishment of debt, a gain of $1.5 million arising from the sale of two vessels and a $5.3 million payment on the $400 Million Credit Facility. Depreciation and amortization expense for the nine months ended September 30, 2019 increased by $3.9 million primarily due to depreciation expense for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation expense for the eight vessels that were sold during the second half of 2018 and the first quarter of 2019.  Additionally, there was an  $8.2 million increase in the fluctuation in due from charterers due to the timing of payments received from charterers and a $5.3 million increase in the fluctuation in prepaid expenses and other current assets due to the timing of payments.  Lastly, there was a $21.2 million increase in the fluctuation in inventories associated with vessels on spot market voyage charters.  These increases were partially offset by a $9.7 million increase in deferred drydocking costs as there were more vessels that completed drydocking during the nine months ended September 30, 2019 as compared to the same period during 2018.  There was also a $5.1 million and $3.1 million decrease in the fluctuation of deferred revenue and accounts payable and accrued expenses, respectively, due to the timing of payments made.

Net cash used in investing activities was $31.8 million during the nine months ended September 30, 2019 as compared to $226.5 million during the nine months ended September 30, 2018.  Net cash used in investing activities during the nine months ended September 30, 2019 consisted primarily of $24.7 million purchase of scrubbers for our vessels, $10.4 million purchase of vessels related primarily to ballast water treatment systems and $3.6 million for the purchase of other fixed assets due to the purchase of vessel equipment.  These cash outflows during the nine months ended September 30, 2019 were partially offset by $6.3 million of proceeds from the sale of one vessel during the first half of 2019.  Net cash used in investing activities during the nine months ended September 30, 2018 consisted primarily of $239.7 million purchase of vessels related to the six vessels that delivered to us during the third quarter of 2018.  This cash outflow during the nine months ended September 30, 2018 was partially offset by $10.6 million proceeds from the sale of two vessels during the third quarter of 2018 and $3.5 million of proceeds received for hull and machinery claims related primarily to the receipt of the remaining insurance settlement for the main engine repair claim for the Genco Tiger.

Net cash used in financing activities during the nine months ended September 30, 2019 was $33.5 million as compared to net cash provided by financing activities of $144.2 million during the nine months ended September 30, 2018.  Net cash used in financing activities of $33.5 million for the nine months ended September 30, 2019 consisted primarily of the following:  $49.6 million repayment of debt under the $495 Million Credit Facility; $4.7 million repayment of debt under the $108 Million Credit Facility; $0.6 million payment of deferred financing costs; and $0.1 million payment of common stock issuance costs.  These cash outflows were partially offset by total drawdowns of $21.5 million under the $495 Million Credit Facility during the nine months ended September 30, 2019.  Net cash provided by financing activities of $144.2 million for the nine months ended September 30, 2018 consisted primarily of the $460.0 million drawdown on the $460 Million Credit Facility, the $108.0 million drawdown on the $108 Million Credit Facility and the net proceeds from the issuance of common stock on June 19, 2018 of $109.8 million partially offset by the following:  $399.6 million repayment of debt under the $400 Million Credit Facility; $93.9 million repayment of debt under the $98 Million Credit Facility; $25.5 million repayment of debt under the 2014 Term Loan Facilities; $11.5 million payment of deferred financing costs; and $3.0 million payment of debt extinguishment costs. On August 14, 2018, we entered into the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels acquired during the third quarter of 2018.  On June 5, 2018, the $495 Million Credit Facility refinanced the following three existing credit facilities with its original $460 million tranche; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.  Additionally, on February 28, 2019, the $495 Million Credit Facility was amended to add a tranche of $35 million for the purchase of scrubbers in addition to the original $460 million tranche used for the refinancing on June 5, 2018.

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

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2019 and December 31, 2018, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2019 and December 31, 2018.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of September 30, 2019.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, as amended.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $495 Million Credit Facility and the $108 Million Credit Facility, as well as other fees associated with the facilities.  The following table also incorporates the future lease payments associated with the lease for our current office space in New York. Refer to Note 13 — Leases in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.  Lastly, the table incorporates the remaining contractual purchase obligations for the purchase of ballast water treatment systems for 43 of our vessels and the contractual purchase obligations remaining for the purchase of scrubber equipment for 17 of our vessels, refer to “Capital Expenditures” below for further information.  All of our time charter-in agreements with third parties are less than twelve months and have not been included below.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$518,605	$16,172	$143,838	$358,595	$—
Interest and borrowing fees	73,117	6,481	43,756	22,880	—
Vessel purchase obligations	11,861	4,177	6,128	1,556	—
Executive employment agreement	630	163	467	—	—
Office leases	13,917	557	4,460	4,608	4,292
Totals	$618,130	$27,550	$198,649	$387,639	$4,292

(1)	Represents the three-month period ending December 31, 2019.

Interest expense has been estimated using 1.82% based on one-month LIBOR plus the average applicable margin of 3.25% for the $460 million tranche of the $495 Million Credit Facility, 2.50% for the $35 million tranche of the $495 Million Credit facility and 2.50% for the $108 Million Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 56 drybulk vessels, including 17 Capesize drybulk carriers, two Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 11 Handysize drybulk carriers.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 43 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.8 million for Capesize, $0.5 million for Panamax, $0.5 million for Supramax and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  We intend to fund the BWTS purchase price and installation fees using cash on hand.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, scrubber costs and scheduled off-hire days for our fleet through 2020 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Scrubber Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2019	$6.0	$1.6	$13.5	423
2020	$10.5	$4.7	$—	290

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

During the nine months ended September 30, 2019 and 2018, we incurred a total of $12.0 million and $2.2 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

During the nine months ended September 30, 2019, we paid a total of $24.7 million in cash installments towards our scrubber program and drew down $21.5 million under the scrubber tranche under our $495 Million Credit Facility.  We anticipate paying approximately $13.5 million of additional cash installments towards our scrubber program, for which we can draw down approximately $11.5 million under our $495 Million Credit Facility.

Seventeen vessels completed their respective drydockings during the nine months ended September 30, 2019.  An additional seven of our vessels began their drydockings during the third quarter of 2019 and did not complete until the fourth quarter of 2019.  In addition to these seven vessels, we estimate that nine more of our vessels will be drydocked during the remainder of 2019 and 14 of our vessels will be drydocked during 2020.

To date, we have installed scrubbers on twelve of our vessels and expect to complete the installation on the remaining five vessels during the fourth quarter of 2019.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2018 10-K.  As of September 30, 2019, excluding the three Bourbon vessels we resold immediately upon delivery to MEP at our cost, we have sold 21 of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016, the Genco Surprise which was sold during the third quarter of 2018, and the Genco Muse which was sold during the fourth quarter of 2018.

During the three and nine months ended September 30, 2019, we recorded losses of $12.2 million and $26.1 million, respectively, related to the impairment of vessel assets.  There was $5.9 million of impairment expense recorded during the three and nine months ended September 30, 2019 for the Genco Raptor.  On November 4, 2019, we entered into an agreement to sell the Genco Raptor.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel at September 30, 2019, the vessel value was adjusted to its net sales price as of September 30, 2019.  During September 2019, we entered into an agreement to sell the Genco Thunder and the Genco Champion and the vessel values were written down to their net sales price as of September 30, 2019 which resulted in an impairment loss of $5.7 million and $0.6 million during the three and nine months ended September 30, 2019.  There was also $4.4 million of impairment expense recorded during the nine months ended September 30, 2019 for the Genco Challenger.  On August 2, 2019, we entered into an agreement to sell the Genco Challenger.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel at June 30, 2019, the vessel value was adjusted to its net sales price as of June 30, 2019.  Lastly, at June 30, 2019, the Company determined that the expected estimated future undiscounted cash flows for the Genco Champion and the Genco Charger did not exceed the net book value of these vessels as of June 30, 2019.  As such, the Company adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9.5 million during the nine months ended September 30, 2019.

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

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $108 Million Credit Facility as of September 30, 2019.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $108 Million Credit Facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2019 and December 31, 2018.  Vessels have been grouped according to their collateralized status as of September 30, 2019.  The carrying value of the Genco Raptor, Genco Thunder, Genco Challenger, Genco Champion and Genco Charger at September 30, 2019 reflect the impairment loss recorded during the nine months ended September 30, 2019.  The carrying value of the Genco Loire, Genco Lorraine, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther at September 30, 2019 and December 31, 2018 reflect the impairment loss recorded during 2018 for these vessels.  The carrying value of the Genco Vigour at December 31, 2018 reflects the impairment loss recorded during 2017 for this vessel.

At September 30, 2019, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2019, with the exception of the Genco Raptor, Genco Thunder, Genco Challenger and Genco Champion, which were impaired during the nine months ended September 30, 2019 as noted above, and the Genco Weatherly.  At December 31, 2018, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2018, with the exception of the Baltic Lion, Genco Tiger, Genco Weatherly, and Genco Vigour.

The amount by which the carrying value at September 30, 2019 of all of the vessels in our fleet, with the exception of the four aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.3 million to $16.6 million per vessel, and $367.5 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2018 of all of the vessels in our fleet, with the exception of the four aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.1 million to $14.9 million per vessel, and $336.3 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $6.9 million at September 30, 2019 and $6.1 million as of December 31, 2018.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2019	2018
$495 Million Credit Facility
Genco Commodus	2009	2009	$39,982	$38,389
Genco Maximus	2009	2009	39,927	38,423
Genco Claudius	2010	2009	41,767	40,376
Baltic Bear	2010	2010	41,414	39,866
Baltic Wolf	2010	2010	41,146	39,989
Baltic Lion	2009	2013	31,540	30,870
Genco Tiger	2010	2013	29,400	28,716
Genco Raptor	2007	2008	9,996	16,096
Genco Thunder	2007	2008	10,213	16,173

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2019	2018
Baltic Scorpion	2015	2015	25,852	26,648
Baltic Mantis	2015	2015	26,104	26,897
Genco Hunter	2007	2007	17,401	18,223
Genco Warrior	2005	2007	15,152	15,674
Genco Aquitaine	2009	2010	17,281	17,436
Genco Ardennes	2009	2010	17,306	17,466
Genco Auvergne	2009	2010	17,224	17,582
Genco Bourgogne	2010	2010	17,803	18,420
Genco Brittany	2010	2010	17,826	18,444
Genco Languedoc	2010	2010	17,840	18,448
Genco Loire	2009	2010	10,907	10,773
Genco Lorraine	2009	2010	10,880	10,769
Genco Normandy	2007	2010	8,823	9,134
Baltic Leopard	2009	2009	10,824	10,779
Baltic Jaguar	2009	2010	10,677	10,785
Baltic Panther	2009	2010	10,912	10,782
Baltic Cougar	2009	2010	10,916	10,784
Genco Picardy	2005	2010	14,959	15,736
Genco Provence	2004	2010	14,415	14,809
Genco Pyrenees	2010	2010	17,763	18,395
Genco Rhone	2011	2011	18,843	19,532
Genco Bay	2010	2010	16,632	17,284
Genco Ocean	2010	2010	16,712	17,356
Genco Avra	2011	2011	17,730	18,378
Genco Mare	2011	2011	17,767	18,420
Genco Spirit	2011	2011	17,832	18,470
Genco Challenger	2003	2007	5,183	9,543
Baltic Wind	2009	2010	16,217	16,427
Baltic Cove	2010	2010	16,711	17,296
Baltic Breeze	2010	2010	16,822	17,382
Baltic Fox	2010	2013	16,218	16,876
Baltic Hare	2009	2013	15,617	15,910
Genco Constantine	2008	2008	35,835	36,086
Genco Augustus	2007	2007	33,583	33,747
Genco London	2007	2007	33,038	33,152
Genco Titus	2007	2007	33,142	33,235
Genco Tiberius	2007	2007	33,458	33,756
Genco Hadrian	2008	2008	37,019	36,139
Genco Predator	2005	2007	14,916	15,701
Genco Champion	2006	2008	6,423	12,314
Genco Charger	2005	2007	6,521	11,453
Baltic Hornet	2014	2014	24,346	25,114
Baltic Wasp	2015	2015	24,601	25,370
TOTAL			$1,071,416	$1,105,823

$108 Million Credit Facility
Genco Endeavour	2015	2018	46,317	45,368
Genco Resolute	2015	2018	46,337	45,497
Genco Columbia	2016	2018	26,896	27,702
Genco Weatherly	2014	2018	21,909	22,564

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2019	2018
Genco Liberty	2016	2018	49,756	48,930
Genco Defender	2016	2018	49,929	48,986
			$241,144	$239,047

Unencumbered
Genco Vigour	1999	2004	—	5,699
TOTAL			$—	$5,699

Consolidated Total			$1,312,560	$1,350,569

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of September 30, 2019 and December 31, 2018.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At September 30, 2019 and December 31, 2018, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three and nine months ended September 30, 2019 and 2018, we were subject to the following interest rates on the outstanding debt under our credit facilities (Refer to Note 7 — Debt of our condensed consolidated financial statements for further information):

•

$108 Million Credit Facility  — one-month LIBOR plus 2.50% effective during the third quarter of 2018.  We drew down $51.8 million on August 17, 2018, $22.1 million on September 6, 2018 and $34.1 million on September 11, 2018.

•	$495 Million Credit Facility —

•

$460 Million Tranche - one-month LIBOR plus 3.25% effective June 5, 2018, when the initial $460 million draw down on this tranche of this facility was made.  The applicable margin was reduced to 3.00% from March 5, 2019 to August 9, 2019 pursuant to terms of the facility.

•	$35 Million Tranche – one-month LIBOR plus 2.50% effective August 28, 2019 when the initial draw down on this tranche of this facility was made.

•	$400 Million Credit Facility — three-month LIBOR plus 3.75% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

•	$98 Million Credit Facility — three-month LIBOR plus 6.125% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

•	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

A 1% increase in LIBOR would result in an increase of $4.0 million in interest expense for the nine months ended September 30, 2019.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of September 30, 2019 and December 31, 2018, we did not have any derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2018 10-K, which could materially affect our business, financial condition or future results. Below is an update to the risk factor entitled, “Dividends and share repurchases permitted under our credit facilities are subject to certain limitations”:

Future dividends are subject to the discretion of our Board of Directors; dividends and share repurchases are limited under our credit facilities.

Our quarterly dividend policy and declaration and payment of dividends is subject to legally available funds, compliance with law and contractual obligations and our Board of Directors’ determination that each declaration and payment is in the best interest of the Company and our shareholders.  While we have initiated this policy, there is no legal obligation to continue paying dividends at the same rate or at all, and this policy may change in the future.  Our declaration and payment of dividends is also subject to a number of conditions and restrictions as described below.

 Under the terms of our $495 Million Credit Facility and our $108 Million Credit Facility, our payment of dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn.  The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors.  The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase.

We may incur other expenses or liabilities that would reduce or eliminate the cash available for distribution as dividends.  We may also enter into new agreements or the Marshall Islands or another jurisdiction may adopt laws or regulations that place additional restrictions on our ability to pay dividends.  If we decrease, suspend or terminate the payment of dividends, our stock price may decline.  If we suspend or terminate dividends, the return on your investment would be limited to the price at which you could sell your shares.

ITEM 5.  OTHER INFORMATION

On November 5, 2019, the Company entered into amendments to the dividend covenants in the credit agreements for its $495 Million Credit Facility and its $108 Million Credit Facility with the lenders party to these agreements.  Under the dividend covenants as so amended, the Company may pay dividends subject to customary conditions to the extent its unrestricted cash and cash equivalents are equal to the greater of $100 million and 18.75% of total indebtedness as defined in the credit agreements, in each case both immediately before and after giving effect to such dividends.  The Company may also still pay dividends subject to customary conditions and a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter, the full commitment of up to $35 million for the scrubber tranche is assumed to be drawn.   The foregoing description of the amendments is qualified in its entirety by reference to such amendments, which are filed as Exhibits 10.2 and 10.3 to this report.

ITEM 6.  EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(6)

3.7	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.8	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(7)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Letter Agreement dated August 7, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(8)

10.2

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent.(*)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Crédit Agricole Corporate And Investment Bank, as Administrative Agent and Security Agent.(*)

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 7, 2019	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 7, 2019	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)