Form 10-K
period 2019-12-31
GENCO SHIPPING & TRADING LTD
filed 2020-02-27
CIK 1326200

ce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number 001-33393

GENCO SHIPPING & TRADING LIMITED

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-043-9758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
299 Park Avenue, 12th Floor, New York, New York	10171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 443-8550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	GNK	New York Stock Exchange

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $8.44 per share as of June 28, 2019 was approximately $129.6 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 27, 2020 was 41,754,413 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019, are incorporated by reference in Part III herein.

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

i

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a New York City-based company incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 54 drybulk carriers, including 17 Capesize drybulk carriers, one Panamax drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers, and 10 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,914,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 9.7 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  Of the vessels in our fleet, 30 are currently on spot market voyage charters, 20 are on fixed-rate time charter contracts and we are currently time chartering-in five third party vessels.

See pages 7 - 8 for a table of our current fleet.

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

Over the course of 2018, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. To date, our observation of trade flows has been that China has increased its market share of Brazilian and Argentine soybeans, while a portion of U.S. shipments have been re-directed to other destinations such as Latin America and Europe.  With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of soybeans from the U.S.  However, a re-escalation of protectionist measures taken between these countries or other could lead to reduced volumes of drybulk trade.

In 2017, we began a fleet renewal program to modernize our fleet by replacing older vessels with newer vessels having greater fuel efficiency and other improved specifications.  Please see below under “Vessel Sales” and “Vessel Acquisitions” for further details. We have determined to expand our previously announced fleet renewal plan aimed at modernizing our fleet.  In addition to the fifteen original vessel designated to be sold under the plan, we have determined to pursue the sale of ten Handysize vessels that were not already part of the plan and are viewed as non-core vessels within our fleet.  Given this decision, as the estimated future undiscounted cash flows for each of these vessels did not exceed their net book values, we will be adjusting the values of these ten vessels to their respective market values during the first quarter of 2020.  We therefore anticipate a non-cash impairment charge in the range of $79 million to $85 million in the first quarter of 2020.

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

Scrubbers

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”) announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  This increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in additional increases.

We have installed scrubbers on our 17 Capesize vessels, 16 of which were completed during 2019 and one of which was completed in January 2020.  The remainder of our fleet has begun consuming compliant, low sulfur fuel beginning in 2020, although we intend to continue to evaluate other options.  During the course of 2018, we sold seven of our older, less fuel efficient vessels and purchased six modern high specification vessels with a goal of improving fuel consumption and further reduce emissions.  We also sold four additional vessels during the course of 2019 as well as one vessel during February 2020 and will continue to seek opportunities to renew our fleet going forward.

Vessel Sales

During 2019, we completed the sale of four vessels, one of which was classified as held for sale as of December 31, 2018.  During 2018, we completed the sale of seven vessels that were part of our previously announced fleet renewal program.

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

Credit Facilities

On May 31, 2018, we entered into a five-year $460 million senior secured credit facility.   On June 5, 2018, proceeds of $460.0 million from this facility were used, together with cash on hand, to refinance all of our prior credit facilities (the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities as defined in Note 7 – Debt of our Consolidated Financial Statements) into one facility, and pay down the debt of seven of the Company’s oldest vessels, which have been identified for sale. The mandated lead arrangers and bookrunners for this facility are Nordea Bank AB (publ), New York Branch (“Nordea”), Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S.

On February 28, 2019, we entered into an Amendment and Restatement Agreement for this facility (the “$495 Million Credit Facility”) to provide an additional tranche of up to $35.0 million to cover a portion of the expenses related to the acquisition and installation of scrubbers on our 17 Capesize vessels.  Borrowings under the $35.0 million tranche will bear interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent on total net indebtedness to consolidated EBITDA for the preceding four calendar quarters.   Nordea, Skandinaviska Enskilda Banken AB (publ), Crédit Agricole Corporate & Investment Bank and Danish Ship Finance A/S are the lenders for the additional tranche.

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

•

Utilize an active commercial strategy — Our current fleet of 54 drybulk vessels concentrates on the transportation of major and minor bulk commodities globally.  Historically, Genco has employed its fleet mostly through time charter contracts as well as pooling arrangements.  In 2017, the Company made a strategic decision to augment its existing in-house commercial operating platform shifting to an active commercial approach as compared to the previous tonnage provider model in order to improve margins and grow our network of customers.  We expanded our presence globally with the establishment of offices in Singapore and Copenhagen in addition to our corporate headquarters in New York.  As a result of this strategic shift, we have been fixing an increasing number of vessels on spot market voyage charters, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis, as well as on contracts of affreightment directly with cargo providers.   We believe that our active platform provides added flexibility to changing market conditions and improves operational efficiencies within our owned fleet.  Furthermore, we also assess arbitrage opportunities on cargoes through utilizing vessel positions by time chartering-in third party vessels and/or reletting cargo commitments on a voyage basis. In addition to these options, we continue to fix our vessels on both short and medium-term time charters, as well as spot market-related time charters, depending on market conditions and outlook.  Overall, our fleet deployment strategy is currently weighted towards short-term fixtures which provide optionality for the Company.  We continuously monitor the drybulk market and may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer charter periods and entering into vessel pools.

•

Strategically expand the size of our fleet — We may acquire additional modern, high-quality, fuel-efficient drybulk vessels through timely and selective acquisitions in a manner that is accretive to our cash flows.  If we make such acquisitions, we may consider additional debt or equity financing alternatives.

•

Maintain low-cost, highly efficient operations — We currently outsource technical management of our fleet to Wallem Shipmanagement Limited (“Wallem”) and Anglo-Eastern Group (“Anglo”), third party independent technical managers.  Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.  We also seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships. In the future, we may explore opportunities to outsource to other third party independent technical managers, as well as providing in-house technical management for our vessels.

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

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us that are currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,001	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,098	2009
Genco Hadrian	Capesize	169,025	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Baltic Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010
Genco Endeavour	Capesize	181,060	2015
Genco Resolute	Capesize	181,060	2015
Genco Defender	Capesize	180,021	2016
Genco Liberty	Capesize	180,032	2016
Genco Thunder	Panamax	76,588	2007
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,470	2015
Genco Weatherly	Ultramax	61,556	2014
Genco Columbia	Ultramax	60,294	2016
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	58,018	2009
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Brittany	Supramax	58,018	2010
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	58,018	2010
Genco Loire	Supramax	53,430	2009
Genco Lorraine	Supramax	53,417	2009
Genco Normandy	Supramax	53,596	2007
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,473	2009

Vessel	Class	Dwt	Year Built
Baltic Leopard	Supramax	53,446	2009
Baltic Panther	Supramax	53,350	2009
Genco Avra	Handysize	34,391	2011
Genco Bay	Handysize	34,296	2010
Genco Mare	Handysize	34,428	2011
Genco Ocean	Handysize	34,409	2010
Genco Spirit	Handysize	34,432	2011
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009
Baltic Wind	Handysize	34,408	2009

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

OUR CHARTERS

As of February 25, 2020, we employed 30 of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis.  Under spot market voyage charters, voyage expenses such as fuel and port charges are borne by us.  Additionally, as of February 25, 2020, we employed 20 of our vessels under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.  Lastly, as of February 25, 2020, none of our vessels were fixed under spot market-related time charters.  Spot market-related time charters are time charters with rates based on published Baltic Indices.  These types of charters are similar to time charters with the exception of having a variable rate over the term of the time charter agreement.  As such, the revenue earned by these vessels is subject to the fluctuations of the spot market.  Additionally, as of February 25, 2020, we were chartering in five third party vessels.

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

The following table sets forth information about the current employment of the vessels in our fleet as of February 25, 2020:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	May 2020	Voyage
Genco Tiberius	2007	March 2020	Voyage
Genco London	2007	March 2020	Voyage
Genco Titus	2007	April 2020	Voyage
Genco Constantine	2008	April 2020	Voyage
Genco Hadrian	2008	March 2020	Voyage
Genco Commodus	2009	March 2020	Voyage
Genco Maximus	2009	March 2020	Voyage
Genco Claudius	2010	March 2020	$9,500
Genco Tiger	2011	April 2020	Voyage
Baltic Lion	2012	April 2020	Voyage
Baltic Bear	2010	March 2020	Voyage
Baltic Wolf	2010	May 2020	Voyage
Genco Resolute	2015	March 2020	Voyage
Genco Endeavour	2015	April 2020	Voyage
Genco Defender	2016	February 2020	Voyage
Genco Liberty	2016	February 2020	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Panamax Vessels
Genco Thunder	2007	March 2020	$10,000

Ultramax Vessels
Baltic Hornet	2014	May 2020	$1,150
Baltic Wasp	2015	February 2020	$7,100
Baltic Scorpion	2015	April 2020	Voyage
Baltic Mantis	2015	April 2020	Voyage
Genco Weatherly	2014	April 2020	Voyage
Genco Columbia	2016	April 2020	$6,000

Supramax Vessels
Genco Predator	2005	May 2020	$17,500
Genco Warrior	2005	April 2020	$9,000
Genco Hunter	2007	March 2020	Voyage
Genco Lorraine	2009	March 2020	$9,500
Genco Loire	2009	March 2020	Voyage
Genco Aquitaine	2009	March 2020	Voyage
Genco Ardennes	2009	March 2020	Voyage
Genco Auvergne	2009	February 2020	$19,750
Genco Bourgogne	2010	March 2020	$8,050
Genco Brittany	2010	February 2020	$1,750
Genco Languedoc	2010	March 2020	Voyage
Genco Normandy	2007	February 2020	Voyage
Genco Picardy	2005	February 2020	Voyage
Genco Provence	2004	April 2020	$3,000
Genco Pyrenees	2010	March 2020	$4,000
Genco Rhone	2011	March 2020	Voyage
Baltic Leopard	2009	March 2020	$9,000
Baltic Panther	2009	March 2020	$11,250
Baltic Jaguar	2009	March 2020	Voyage
Baltic Cougar	2009	March 2020	Voyage

Handysize Vessels
Baltic Hare	2009	March 2020	$7,000
Baltic Fox	2010	April 2020	$3,000
Baltic Wind	2009	March 2020	$6,000
Baltic Cove	2010	March 2020	Voyage
Baltic Breeze	2010	February 2020	$6,000
Genco Ocean	2010	April 2020	Voyage
Genco Bay	2010	March 2020	Voyage
Genco Avra	2011	April 2020	$10,000
Genco Mare	2011	March 2020	$10,500
Genco Spirit	2011	April 2020	$10,500

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

We currently employ approximately 40 shore-based personnel, including in our Singapore and Copenhagen offices.  In addition, approximately 1,215 seagoing personnel are employed on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Rio Tinto Shipping (Asia) Pte. Ltd., Cargill International S.A., Gavilon Grain LLC, BHP, FMG International Pte Ltd, ADMIntermare, a division of ADM International Sarl, and Vale International S.A.  For the year ended December 31, 2019,  no customer accounted for more than 10% of our voyage revenue.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 2,100 independent drybulk carrier owners.

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

While we maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover and loss of hire insurance for our fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life.  Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.  Additionally, an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance, which cover the risk of actual or constructive total loss for all of our vessels.  Our vessels are each covered up to at least fair market value with deductibles, which depend primarily on the class of the insured vessel and are subject to change.  We are covered, subject to limitations in our policy, to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden off the coast of Somalia and the Gulf of Guinea.

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

ENVIRONMENTAL AND OTHER REGULATIONS

Government regulation and laws significantly affect the ownership and operation of our fleet. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications, procurement of specialized fuels and implementation of certain operating procedures.

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

Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations frequently change and may impose increasingly stricter requirements, we cannot predict our ability to comply and the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

As one of the largest drybulk shipping companies in the world, we recognize the need to operate a safe, responsible and sustainable business built for the long term.  We regularly integrate Environmental, Social and Governance (ESG) practices into our operational and strategic decision making. As such, we aim to meet and, if possible and appropriate for our business, exceed minimum compliance levels set forth in rules and regulations governing the maritime industry, including certain rules and regulations described below.

 Over the last several years, we have taken various steps to reduce our carbon footprint and improve the environment, including through investments made to our fleet. Specifically, we have:

•	Purchased modern, fuel-efficient vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions;
•	Divested of certain older, less fuel-efficient vessels
•	Installed fuel-saving equipment on board 30 of our vessels, including the installation of Mewis Ducts on 19 of our vessels to reduce the fuel consumption of these vessels;
•	Installed performance-monitoring systems on board 30 of our vessels to gather real-time fuel consumption data to optimize the voyage efficiency of these vessels;

•	Utilized a third-party data collection platform that analyzes information from our vessels in an effort to reduce fuel consumption, CO2 and greenhouse gas emissions;
•	Established and executed a compliance program regarding IMO 2020 fuel regulations (as described below);
•	Ballast water treatment systems are installed in 28 vessels in our fleet, representing approximately 52% of our current fleet; and
•

Partnered with a third-party firm to conduct internal audits of our vessels with a goal of identifying areas of potential improvement on the daily maintenance and operation of our vessels in order to improve the quality of the services our vessels provide and to mitigate operational risks.

•	Installation of Engine Power Limitation (EPL) systems on certain major bulk vessels to increase the level of energy efficiency by ensuring the ship’s engine power is maintained within optimal levels.

International Maritime Organization (IMO)

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels (the “IMO”), has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,” the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”), and the International Convention on Load Lines of 1966 (the “LL Convention”). MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms.  MARPOL is applicable to drybulk, tanker and LNG carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk in liquid or in packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997; new emissions standards, titled IMO-2020, took effect on January 1, 2020.

In 2013, the IMO’s Marine Environmental Protection Committee, or the “MEPC,” adopted a resolution amending MARPOL Annex I Condition Assessment Scheme, or “CAS.” These amendments became effective on October 1, 2014, and require compliance with the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers, or “ESP Code,” which provides for enhanced inspection programs. We may need to make certain financial expenditures to comply with these amendments, which could be significant.

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

The MEPC adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020.  This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems.  Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content.  Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% Sulphur on ships were adopted and will take effect March 1, 2020, with the exception of vessels fitted with exhaust gas cleaning equipment (“scrubbers”) which can carry fuel of higher sulfur content.  These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs, including those related to the purchase, installation and operation of scrubbers and the purchase of compliant fuel oil.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area.  Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls.  If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.  Refer to “Capital Expenditures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (NOx) standards in ECAs will go into effect.  Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs designed for the control of NOx produced by vessels with a marine diesel engine installed and constructed on or after January 1, 2016.  Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010 and we are compliant with the Tier I and Tier II requirements for NOx emissions under the EPA standards and Annex VI.  We do not currently own any vessels subject to the Tier III requirements, although we may acquire such vessels in the future.  As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

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

Safety Management System Requirements

The SOLAS Convention was amended to address the safe manning of vessels and emergency training drills.  The Convention of Limitation of Liability for Maritime Claims (the “LLMC”) sets limitations of liability for a loss of life or personal injury claim or a property claim against ship owners. We believe that our vessels are in substantial compliance with SOLAS and LLMC standards.

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

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements.  Amendments that took effect on January 1, 2020, also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provision regarding IMO type 9 tank, (2) new abbreviations for segregations groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas.

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

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures.  The impact of such regulations is hard to predict at this time.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”) in 2004. The BWM Convention entered into force on September 8, 2017.  The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast water management certificate.

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention.  This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (IOPP) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards.  Those changes were adopted at MEPC 72.  Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters.  The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms.  Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3).  As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard.  Under these amendments, all ships must meet the D-2 standard by September 8, 2024.

Once mid-ocean ballast exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.  The system specification requirements for trading in the U.S. have been formalized and we have been installing ballast water treatment systems on our vessels as their special survey deadlines come due.  These ballast water treatment systems range in cost from $0.5 million to $0.9 million each, primarily dependent on the size of the vessel.  Refer to “Capital Expenditures” section for further information.

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

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel).  OPA defines these other damages broadly to include:

i.	injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;
ii.	injury to, or economic losses resulting from, the destruction of real and personal property;
iii.	loss of subsistence use of natural resources that are injured, destroyed or lost;
iv.	net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;
v.	lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and
vi.

net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective November 12, 2019, the USCG adjusted the limits of OPA liability for non-tank vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,200 per gross ton or $997,100 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party's gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident as required by law where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives and statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities.  However, several of these initiatives and regulations have been or may be revised.  For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR.  Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and the U.S. President has proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling.  The effects of these changes and proposals are currently unknown.  Compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.  In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA.  Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of “waters of the United States.”  The proposed rule was published in the Federal Register on February 14, 2019, and was subject to public comment.  On October 22, 2019, the agencies published a final rule repealing the 2015 Rule.  The final rule became effective on December 23, 2019.  On January 23, 2020, the EPA published the “Navigable Waters Protection Rule,” which replaces the rule published on October 22, 2019, and redefines “waters of the United States.”  The effect of this rule is currently unknown.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters.  The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters.  VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards.  Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required.   Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.  Regulation (EU) 2015/757 of the European Parliament and of the Council of 29 April 2015 (amending EU Directive 2009/16/EC) governs the monitoring, reporting and verification of carbon dioxide emissions from maritime transport, and, subject to some exclusions, requires companies with ships over 5,000 gross tonnage to monitor and report carbon dioxide emissions annually, which may cause us to incur additional expenses.

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. Regulations also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in the Baltic, the North Sea and the English Channel (the so-called “SOx-Emission Control Area”).  As of January 2020, EU member states must also ensure that ships in all EU waters, except the SOx-Emission Control are, use fuels with a 0.5% maximum sulfur content.

Greenhouse Gas Regulation

Our industry currently is heavily dependent on the consumption of fossil fuels, which has been linked by certain experts to greenhouse gas emissions and the warming of the global climate system.  We are committed to working to reduce our carbon footprint, including by transitioning to low-carbon fuels while continuing to deliver for our customers.  Our governance, strategy, risk management and performance monitoring efforts with respect to managing this challenge continue to evolve.

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020.  International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions.  The 2015 United Nations Climate Change Conference in Paris resulted in the Paris

Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships.  The U.S. initially entered into the agreement, but on June 1, 2017, the U.S. President announced that the United States intends to withdraw from the Paris Agreement, which provides for a four-year exit process, meaning that the earliest possible effective withdrawal date cannot be before November 4, 2020.  The timing and effect of such action has yet to be determined.

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

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020.  Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the U.S. President signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions.  The EPA or individual U.S. states could enact environmental regulations that would affect our operations.

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

International Labour Organization

The International Labour Organization (the “ILO”) is a specialized agency of the UN that has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships that are 500 gross tonnage or over and are either engaged in international voyages or flying the flag of a Member and operating from a port, or between ports, in another country.   We believe that all of our vessels are in substantial compliance with and are certified to meet MLC 2006.

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

The cost of vessel security measures has also been affected by the escalation in the frequency of acts of piracy against ships, notably off the coast of Somalia, including the Gulf of Aden and Arabian Sea area, as well as off the coast of Western Africa.  Substantial loss of revenue and other costs may be incurred as a result of detention of a vessel or additional security measures, and the risk of uninsured losses could significantly affect our business. Costs are incurred in taking additional security measures in accordance with Best Management Practices to Deter Piracy, notably those contained in the BMP5 industry standard.

Inspection by Classification Societies

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified “in class” by a classification society which is a member of the International Association of Classification Societies, the IACS.  The IACS has adopted harmonized Common Structural Rules, or “the Rules,” which apply to oil tankers and bulk carriers contracted for construction on or after July 1, 2015.  The Rules attempt to create a level of consistency between IACS Societies.  All of our vessels are certified as being “in class” by all the applicable Classification Societies (American Bureau of Shipping, DNVGL, or Lloyd's Register of Shipping). All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

SEASONALITY

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, freight and charter rates.  We may seek to mitigate the risk of these seasonal variations by entering into long-term time charters for certain of our vessels, where possible.  However, this seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenues could be stronger during the quarters ended December 31 and March 31.

ITEM 1A. RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel or any additional scrubbers we may seek to install; (xix) our ability to realize the economic benefits or recover the cost of the scrubbers we have installed;  (xx) worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020; (xxi) our financial results for the year ending December 31, 2019 and other factors relating to determination of the tax treatment of dividends we have declared; (xxii) the duration and impact of the Covid-19 novel coronavirus epidemic; (xxiii)  those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxiii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•

Market values of our vessels could decrease in the future, which may cause us to recognize losses if any of our vessels are sold, scrapped or if their values are impaired.  Moreover, all of our credit facilities contain collateral maintenance covenants that depend on the appraised values of our vessels.  We currently are in compliance with all such covenants under our credit facilities but may not be in compliance if the appraised values of our vessels decline. The collateral maintenance covenants are tested on a quarterly basis under our $495 Million Credit Facility and our $108 Million Credit Facility.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results” below for further details.

•	Our charterers may fail to meet their obligations under our time charter and freight agreements.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

Freight and charterhire rates for drybulk carriers could remain low from a historical perspective or further decrease in the future, which may adversely affect our earnings.

A prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry for several years.  Although the Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for key drybulk routes, has shown some improvement.  Although the BDI for 2019 is higher than the lows reached in such period was in line with the average seen in 2018, there were significant fluctuations in freight rates experienced during the year due to factors mentioned in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Moreover, the BDI so far in 2020 has

remained volatile, and the economic conditions underlying its overall decline have not abated. Some of the factors behind this decline in the year-to-date are seasonal such as frontloaded newbuilding deliveries, the Lunar New Year celebration in China and weather related disruptions impacting cargo availability.  However, other factors have arisen this year, such as the onset of the Covid-19 novel coronavirus that was reported to have originally surfaced in Wuhan, China, which has resulted in reduced industrial activity in China, with temporary closures of factories and other facilities, and currently has affected market sentiment. The extent to which the coronavirus impacts our results will depend on future developments, which are uncertain and cannot be predicted, including information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.  Accordingly, there can be no assurance that the drybulk charter market will recover in the near future, and the market could experience a further downturn.

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

In addition to prevailing and anticipated freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of fuel and other operating costs, costs associated with classification society surveys, normal maintenance and insurance coverage, the efficiency and age profile of the existing fleet in the market and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations.  These factors influencing the supply of and demand for shipping capacity are outside of our control, and we may not be able to correctly assess the nature, timing and degree of changes in industry conditions.

We anticipate that the future demand for drybulk carriers will continue to depend on economic growth in the world’s economies, particularly China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea.  Adverse economic, political, social or other developments, including a change in worldwide fleet capacity, could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

The Covid-19 novel coronavirus, or other epidemics, could have a material adverse impact on our business, results of operations, or financial condition.

We believe the Covid-19 novel coronavirus has negatively affected our business and could continue to do so.  The coronavirus has resulted in reduced industrial activity in China, with temporary closures of factories and other facilities, and we believe it is a contributing factor along with seasonal factors to lower drybulk rates in 2020 thus far, given lower demand for the some of the cargoes we carry, including iron ore and coal.  Moreover, because our vessels travel to ports in China and other countries in which cases of coronavirus have been reported, we face risks to our personnel and operations.  Such risks include delays in the loading and discharging of cargo on or from our vessels, offhire time due to quarantine regulations requiring a minimum of 14 days between departure from a port in China and arrival at a port in certain other countries, delays and expenses in finding substitute crew members if any of our vessels’ crew members become infected, and delays in drydocking if insufficient shipyard personnel are working due to quarantines.  Epidemics may also affect personnel operating payment systems through which we receive revenues from the chartering of our vessels or pay for our expenses, resulting in delays in payments.  At present, it is not possible to ascertain the overall impact of the coronavirus on our business.  However, the occurrence of any of the foregoing events or other epidemic or an increase in the severity or duration of the coronavirus or other epidemic could have a material adverse effect on our business, results of operations, cash flows, financial condition, values of our vessels, and ability to pay dividends.

Oversupply of drybulk carrier capacity may lead to rate weakness or further reductions in freight rates, charterhire rates and profitability.

Although growth rates have slowed, the market supply of drybulk carriers has continued to increase as a result of the delivery of newbuilding orders, which peaked in 2007.  Scrapping of older vessels has not been sufficient to offset the delivery of such newbuildings.  Moreover, while the order book for new vessels has decreased since its peak in 2008, an improved market environment over the last three years has resulted in new orders being placed.  If the supply of newbuilding vessels outpaces the demand for vessels in the future, it could have a negative impact on freight rates and charterhire rates. If market conditions deteriorate, upon the expiration or termination of our vessels’ current employment, we may only be able to employ our vessels at depressed or unprofitable rates, or we may not be able to employ these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

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

We determine the recoverable amount of each vessel by estimating the undiscounted future cash flows associated with each vessel. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired and such vessel would be written down to its fair market value. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in freight and charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in freight and charter rates could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

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

Any increased trade barriers or restrictions on trade, especially trade with China, could have an adverse impact on global economic conditions and, as a result, the amount of cargo that charterers pay to have transported on drybulk vessels.  As an example of such restrictions, and most notable in term of drybulk trade volumes, China imposed tariffs on U.S. soybean exports.  With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of soybeans from the U.S.  However, a re-escalation of protectionist measures taken between these two countries or others could lead to reduced volumes of drybulk trade.  Our business, results of operations, cash flows, financial condition and ability to pay dividends could be materially and adversely affected by an economic downturn in any of these countries or by increased trade barriers or restrictions on trade.

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

On October 27, 2016, at MEPC 70, MEPC announced the results from a vote to ratify and formalize regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. Ships now must either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content.  If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is more expensive than standard marine fuel.  This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

 In order to comply with regulations mandating a reduction in sulfur emissions from 3.5% to 0.5% as of the beginning of 2020, we entered into agreements to install exhaust gas cleaning systems (“scrubbers”) on our 17 Capesize vessels, sixteen of which installations were completed by December 31, 2019, and the last of which the installation was completed by January 17, 2020.  Additionally, we have transitioned to consuming IMO compliant fuels as of January 1, 2020 on our vessels that are not equipped with scrubbers and when our scrubbers may not be used.  We will continue to evaluate all options to comply with IMO regulations. Our fuel costs and fuel inventories may increase as a result of these sulfur emission regulations.  Low sulfur fuel is more expensive than standard marine fuel containing 3.5% sulfur content and may become more expensive or difficult to obtain as a result of increased demand.  If the cost differential between low sulfur fuel and high sulfur fuel is significantly higher than anticipated, or if low sulfur fuel is not available at ports on certain trading routes, it may not be feasible or competitive to operate vessels on certain trading routes without installing scrubbers or without incurring deviation time to obtain compliant fuel.  Scrubbers may not be available to be installed on such vessels at a favorable cost or at all if we seek them at a later date.  Conversely,  if the cost differential between low sulfur fuel and high sulfur fuel is significantly lower than anticipated, or if regulations are passed negatively impacting the use of open-loop scrubbers, we may not realize the economic benefits or recover the cost of the scrubbers we have installed.  The occurrence of any of the foregoing events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In addition, a number of countries have imposed restrictions on the discharge of wash water from open loop scrubbers within their port limits.  While there are no restrictions on using open loop scrubbers outside of port limits, any changes in these regulations or more stringent standards globally could impact the use of open loop scrubbers going forward.

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

Regulations relating to ballast water discharge may adversely affect our revenues and profitability.

The IMO has imposed updated guidelines for ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water.  Depending on the date of the IOPP renewal survey, existing vessels constructed before September 8, 2017 must comply with the updated D-2 standard on or after September 8, 2019.  For most vessels, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms.  Ships constructed on or after September 8, 2017 are to comply with the D-2 standards on or after September 8, 2017.  During the fourth quarter of 2018, we entered into agreements for the purchase of ballast water treatments systems for 42 of our vessels.  Such systems have been installed on 18 vessels, and we expect the remainder to be installed by 2022.  After the installation of these ballast water treatment systems, all of our vessels will be in compliance with these standards.  The costs of compliance may be substantial and adversely affect our revenues and profitability.

Furthermore, United States regulations are currently changing.  Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years.  By approximately 2022, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water.  The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

In addition, public health threats, such as the Covid-19 novel coronavirus, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate, including China, could adversely impact our operations, and the operations of our customers.

Our vessels may suffer damage, and we may face unexpected drydocking costs, which could adversely affect our cash flow and financial condition.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Arabian Sea, the Indian Ocean, the Gulf of Aden off the coast of Somalia, the Gulf of Guinea, and the Red Sea.  Sea piracy incidents continue to occur particularly in the Gulf of Aden, the Gulf of Guinea and increasingly in Southeast Asia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain, if available at all.  In addition, crew costs, including costs that may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

Terrorist attacks continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, and the presence of U.S. and other armed forces in the Middle East and Afghanistan, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. Following the withdrawal of the United States from the Joint Comprehensive Plan of Action agreed to on July 14, 2015 with regard to the Iranian nuclear program, tensions have been rising between Iran on the one hand and the United States and its allies on the other.  Recent incidents have included the alleged sabotage of oil tankers off the coast of the United Arab Emirates, the seizure of a British-flagged oil tanker by Iranian forces, the killing of Iranian Maj. Gen. Qasem Soleimani by a U.S. drone strike, and a retaliatory Iranian missile strike on military bases in Iraq housing U.S.

soldiers.  As our vessels transit the Arabian Gulf from time to time, they may face an increased risk of damage or seizure. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these occurrences could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

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

We expect that our vessels will call in ports in South America and other areas where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members.  To the extent our vessels are found with contraband, whether inside or attached to the hull of our vessel and whether with or without the knowledge of any of our crew, we may face governmental or other regulatory claims which could have an adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

We operate a large portion of the vessels in our fleet on spot market voyage charters.  Spot market voyage charter arrangements generally provide that the vessel owner bear the cost of fuel in the form of bunkers, which is a significant expense of operating the vessel.  We currently have 30 vessels operating on spot market voyage charters and we may arrange for more vessels to do so, depending on market conditions.  Depending on the timing of increases in the price of fuel and market conditions, we may be unable to pass along increases in fuel prices to our customers.  Currently, a portion of our vessels are operating on spot market voyage charters while the balance are operating under standard time charter arrangements.  Under standard time charter arrangements, the charterer bears the cost of fuel in the form of bunkers.  At the commencement of a charter, the charterer purchases fuel from us at the then-prevailing market rates, and we are obligated to repurchase fuel at that same initial rate when the charterer redelivers the vessel back to us. Market rates at the time the charterer redelivers the vessel to us after completion of the charter (including any direct continuations) may be more or less than the prevailing market rates at the commencement of the charter.  In certain of our short-term time charter agreements, we sell the charterer the amount of the bunkers actually consumed and the charterer is required to redeliver the vessel to us without replenishment of the bunkers consumed. We believe the staggered nature of time charter expirations and the cyclical nature of fuel prices over time should reduce the risk of these repurchase obligations.  However, the date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable and therefore these arrangements could result in losses or reductions in working capital that are beyond our control.

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

We have implemented a comprehensive approach to compliance with IMO regulations that limit sulfur emissions from vessels to 0.5% down from 3.5% on a global basis to improve air quality. This approach includes retrofitting our 17 Capesize vessels with scrubbers while our remaining fleet of minor bulk vessels consumes very-low sulfur fuel (“VLSFO”). The performance of our investment in scrubbers is dependent upon, among other factors, the fuel spread between compliant and high sulfur fuel. Any adverse changes to the spread between these two fuel types could result in a lengthening of the anticipated payback period for this investment.

For our minor bulk fleet, the cost of low sulfur fuel is more expensive than standard marine fuel. The increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in further increases. We may not be able to pass these incremental fuel costs along in our freight rates. As such, we may have to absorb the higher cost of fuel. We believe that our ability to pass along the added fuel costs will depend on supply and demand fundamentals in the global drybulk shipping industry.

To mitigate the  risk associated with fuel price increases, we may enter into forward bunker contracts from time to time that permit us to purchase fuel at a fixed price in exchange for payment of a certain amount.  We may incur a loss on such contracts if the price of fuel declines below the price at which the contract permits us to purchase fuel, or a significant increase in the price of fuel may not be mitigated by our entry into such contracts, if any.  Either occurrence could have a material adverse effect on our business, financial condition, and results of operations, cash flows, and ability to pay dividends.

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

Our earnings and our ability to pay dividends will be adversely affected if we do not successfully employ our vessels.

As of February 25, 2020, approximately 56% of our vessels were in arrangements in which they were trading at spot market rates through spot market voyage charters.  Thirty of our vessels were engaged under spot market voyage charters as of such date.  Additionally,  20 of the vessels in our fleet were engaged under fixed rate time charters as of such date.  All of the charter contracts for our vessels expire (assuming the option periods in the time charters are not exercised) between February 2020 and May 2020. The charterhire rates for our vessels have sometimes declined below the operating costs of our vessels.  Because we currently charter most of our vessels on spot market voyage charters and spot market-related time charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to significant freight rate fluctuations in spot charter rates.

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

We have derived a significant part of our revenues from a small number of charterers.  For the year ended December 31, 2019, approximately 39% of our revenues were derived from ten charterers. Of our total revenue for the year ended December 31, 2019, we did not have any customer that accounted for more than 10% of our voyage revenue. While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk.  If we were to lose any of our major customers, or if any of them significantly reduced its use of our services or was unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel.  The average age of the vessels in our current fleet is approximately 9.8 years.  Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

Currently, there is no availability under our existing credit facilities except for the $12.5 million remainder of the $35 million tranche under the $495 Million Credit Facility, which we will drawdown during the first quarter of 2020 Facility to cover a portion of the expenses related to the acquisition and installation of scrubbers on our 17 Capesize vessels. These limitations place significant restrictions on financing that we could use for our growth.

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

We currently maintain all of our cash and cash equivalents with four financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions.  The occurrence of such a default of any of these institutions could therefore have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to pay dividends.

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels, which would have a material adverse effect on our business and our ability to pay dividends.

In order to fund our capital expenditures, we may be required to incur borrowings or raise capital through the sale of debt or equity securities.  Our ability to borrow money and access the capital markets through future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels or impair the value of our vessels and could have a material adverse effect on our business, results of operations, financial condition, cash flows, and ability to pay dividends.

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

Our success depends to a significant extent upon the abilities and efforts of our management team and our ability to hire and retain key members of our management team.  The loss of any of these individuals could adversely affect our business prospects and financial condition.  Difficulty in hiring and retaining personnel could have a material adverse effect our business, results of operations, cash flows, financial condition, and ability to pay dividends.  We do not intend to maintain “key man” life insurance on any of our officers.

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

We cannot assure you that we will be able to renew our insurance policies on the same or commercially reasonable terms, or at all, in the future.  For example, more stringent environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, protection and indemnity insurance against risks of environmental damage or pollution.  Any uninsured or underinsured loss could harm our business, results of operations, cash flows, financial condition, and ability to pay dividends.  In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our ships failing to maintain certification with applicable maritime self-regulatory organizations.  Further, we cannot assure you that our insurance policies will cover all losses that we incur, or that disputes over insurance claims will not arise with our insurance carriers.  Any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims may be brought, the aggregate amount of these deductibles could be material.  In addition, our insurance policies are subject to limitations and exclusions, which may increase our costs or lower our revenues, thereby possibly having a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

Based on the ownership and trading of our stock in 2019 and 2018, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2019 and 2018. If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (which we sometimes refer to as the “U.S. gross transportation income tax”).  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2020 or future taxable years.

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

To the extent Genco's U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, as described below, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, currently imposed at a 21% rate. In addition, Genco may be subject to a 30% "branch profits" tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business.  Shipping income is generally sourced 100% to the United States if attributable to transportation exclusively between United States ports (Genco is prohibited from conducting such voyages), 50% to the United States if attributable to transportation that begins or ends, but does not both begin and end, in the United States and otherwise 0% to the United States.

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

We established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017.  GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore.  The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA.  Income from non-qualifying activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%).  During the years ended December 31, 2019, 2018 and 2017, GSPL did not record any income taxes.

During 2018, we established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark.  Genco Shipping A/S is subject to corporate taxes in Denmark a rate of 22% during 2018.  During the year ended December 31, 2019 and 2018, Genco Shipping A/S recorded $0.2 million and $0.08 million of income tax which has been recorded in Other income (expense) in the Consolidated Statements of Operations in our Consolidated Financial Statements.

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

Certain shareholders currently hold significant percentages of our common stock. As of February 27, 2020,  affiliates of Centerbridge Partners, L.P. owned approximately 25%; affiliates of Apollo Global Management owned approximately 13%; and affiliates of Strategic Value Partners, LLC owned approximately 20% of our common stock.

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

Limited Actions by Shareholders.

Our amended and restated articles of incorporation and our by-laws provide that, consistent with Marshall Islands law, any action required or permitted to be taken by our shareholders must be affected at an annual or special meeting of shareholders or by the unanimous written consent of our shareholders.  Our amended and restated articles of incorporation and our by-laws provide that, subject to certain exceptions, our Chairman, President, or Secretary at the direction of the Board of Directors or our Secretary at the request of one or more shareholders that hold in the aggregate at least a majority of our outstanding shares entitled to vote may call special meetings of our shareholders, and the business transacted at the special meeting is limited to the purposes stated in the notice.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property.  Effective April 4, 2011, we entered into a seven-year sub-sublease agreement for our main office in New York, New York.  The term of the sub-sublease commenced June 1, 2011, with a free base rental period until October 31, 2011. Following the expiration of the free base rental period, the monthly base rental payments were $0.1 million per month until May 31, 2015 and thereafter were $0.1 million per month until the end of the seven-year term.  We also entered into a direct lease with the over-landlord of such office space that commenced immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025; the direct lease provided for a free base rental period from May 1, 2018 to September 30, 2018.  Following the expiration of the free base rental period, the monthly base rental payments are $0.2 million per month from October 1, 2018 to April 30, 2023 and $0.2 million per month from May 1, 2023 to September 30, 2025.

Future minimum rental payments on the above lease for the next five years and thereafter are as follows:  $2.2 million annually for 2020 through 2022, $2.4 million for 2023, $2.5 million for 2024 and a total of $1.8 million for the remaining term of the lease.

On June 14, 2019, we entered into a sublease agreement for a portion of this leased space for our main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025.  There is a free base rental period for the first four and a half months commencing on July 26, 2019.  Following the expiration of the free base rental period, the monthly base sublease income will be $0.1 million per month until September 29, 2025.

In addition, during October 2017 we entered into a lease for office space in Singapore that expired in January 2019.  A lease was signed for a new office space in Singapore effective January 17, 2019 for a three-year term.

Lastly, during July 2018, we entered into a lease for office space in Copenhagen which commenced on July 1, 2018 and ended on April 30, 2019.  A lease was signed for a new office space in Copenhagen effective May 1, 2019 for a minimum period ending May 1, 2023.

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

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any other legal proceedings that we believe are likely to have, or have had a significant effect on our business, financial position, results of operations or cash flows, nor are we aware of any proceedings that are pending or threatened which we believe are likely to have a significant effect on our business, financial position, results of operations or liquidity.  From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims.  We expect that these claims would be covered by insurance, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”

As of February 27, 2020, there were approximately 18 holders of record of our common stock.

Our Board of Directors has adopted a quarterly dividend policy to pay a dividend of $0.175 per share, and the first quarterly dividend under this policy was announced on November 6, 2019, together with a special dividend of $0.325 per share.  Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with law and contractual obligations and our Board of Directors’ determination that each declaration and payment is in the best interest of the Company and our shareholders.

For a discussion of restrictions applicable to our payment of dividends, please see “Liquidity and Capital Resources—Dividends” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$389,496	$367,522	$209,698	$133,246	$150,784
Service revenues	—	—	—	2,340	3,175
Total revenues	$389,496	$367,522	$209,698	$135,586	$153,959

Operating Expenses:
Voyage expenses	173,043	114,855	25,321	13,227	20,257
Vessel operating expenses	96,209	97,427	98,086	113,636	122,008
Charter hire expenses	16,179	1,534	—	—	—
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,057, $2,231, $4,053, $20,680 and $42,136, respectively) (3)	24,516	23,141	22,190	45,174	74,941
Technical management fees (3)	7,567	8,000	7,659	8,932	8,961
Depreciation and amortization	72,824	68,976	71,776	76,330	79,556
Other operating income	—	—	—	(960)	—
Impairment of vessel assets	27,393	56,586	21,993	69,278	39,893
Loss (gain) on sale of vessels	168	(3,513)	(7,712)	(3,555)	1,210

Total operating expenses	417,899	367,006	239,313	322,062	346,826

Operating (loss) income	(28,403)	516	(29,615)	(186,476)	(192,867)
Other expense	(27,582)	(33,456)	(29,110)	(30,300)	(58,595)

Loss before reorganization items, net	(55,985)	(32,940)	(58,725)	(216,776)	(251,462)
Reorganization items, net	—	—	—	(272)	(1,085)

Net loss before income taxes	(55,985)	(32,940)	(58,725)	(217,048)	(252,547)
Income tax expense	—	—	—	(709)	(1,821)
Net loss	(55,985)	(32,940)	(58,725)	(217,757)	(254,368)
Less: Net loss attributable to noncontrolling interest	—	—	—	—	(59,471)
Net loss attributable to Genco Shipping & Trading Limited	$(55,985)	$(32,940)	$(58,725)	$(217,757)	$(194,897)
Net loss per share - basic (1)	$(1.34)	$(0.86)	$(1.71)	$(30.03)	$(29.61)
Net loss per share - diluted (1)	$(1.34)	$(0.86)	$(1.71)	$(30.03)	$(29.61)
Weighted average common shares outstanding - Basic (1)	41,762,893	38,382,599	34,242,631	7,251,231	6,583,163
Weighted average common shares outstanding - Diluted (1)	41,762,893	38,382,599	34,242,631	7,251,231	6,583,163

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash, including restricted cash	$162,249	$202,761	$204,946	$169,068	140,889
Total assets (2)	1,528,892	1,627,470	1,520,959	1,568,960	1,714,663
Total debt (current and long-term, including notes payable, net of deferred financing costs) (2)	482,730	535,148	515,392	513,020	579,023
Total equity	978,428	1,053,307	975,027	1,029,699	1,105,966
Other Data:
(U.S. dollars in thousands)

Net cash provided by (used in) operating activities (6)	$59,526	$65,907	$24,071	$(52,307)	(57,500)
Net cash (used in) provided by investing activities (5) (6)	(22,849)	(195,375)	17,405	25,051	(65,240)
Net cash (used in) provided by financing activities	(77,189)	127,283	(5,598)	55,435	150,520

EBITDA (4)	$44,699	$65,326	$41,997	$(112,469)	(93,598)

(1)

On July 7, 2016, we completed a one-for-ten reverse stock split with no change in par value per share.  The authorized shares of the common stock were not adjusted.  All common share and per share amounts of the Company prior to July 7, 2016 have retroactively adjusted to reflect the reverse stock split.

(2)

In the first quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03 where certain deferred financing costs that were previously presented as a non-current asset were reclassified from non-current assets to a reduction of current and long-term debt.

(3)

During the year ended December 31, 2016, we opted to break out expenses previously classified as General, administrative and management fees into two separate categories to provide a greater level of detail of the underlying expenses.  These fees were broken out into General and administrative expenses and Technical management fees.  This change was made retrospectively for comparability purposes and there was no effect on the Net Loss for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

(4)

EBITDA represents net loss attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP (i.e. non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our Consolidated Statements of Cash Flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net loss attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Net loss attributable to Genco Shipping & Trading Limited	$(55,985)	$(32,940)	$(58,725)	$(217,757)	$(194,897)
Net interest expense	27,860	29,290	28,946	28,249	19,922
Income tax expense	—	—	—	709	1,821
Depreciation and amortization	72,824	68,976	71,776	76,330	79,556

EBITDA (4)	$44,699	$65,326	$41,997	$(112,469)	$(93,598)

(5)

In the first quarter of 2017, the Company adopted ASU 2016-18, which requires the Company to show the changes in the total cash, cash equivalents and restricted cash in the statement of cash flows.  Changes in restricted cash were previously recorded as an investing cash inflow or outflow.  The adoption of ASU 2016-18 resulted in a change in net cash (used in) provided by investing activities of $15.9 million and ($9.9) million during the years ended December 31, 2016 and December 31, 2015, respectively.

(6)

In the first quarter of 2018, the Company adopted ASU 2016-15, which resulted in insurance proceeds for protection and indemnity claims and loss of hire claims to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities. Additionally, as part of ASU 2016-15, any cash payments for debt prepayment or debt extinguishment costs (including third party costs, premiums paid and other fees paid to lenders) must be classified as cash outflows for financing activities.  Lastly, for any debt instruments that contain interest payable in-kind, any cash payments attributable to the payment of in-kind interest will be classified as cash outflows for operating activities.  The adoption of ASU 2016-15 resulted in a change in net cash provided by (used in) operating activities and cash (used in) provided by investing activities of $2.4 million, $2.3 million and $1.4 million during the years ended December 31, 2017, 2016 and December 31, 2015, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in Item 8 - Financial Statements and Supplementary Data.

The MD&A generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 5, 2019.

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 54 drybulk vessels, including 17 Capesize drybulk vessels, one Panamax drybulk vessels, six Ultramax drybulk vessels, 20 Supramax drybulk vessels, and 10 Handysize drybulk vessels, with an aggregate carrying capacity of approximately 4,914,000 deadweight tons (“dwt”), and the average age of our fleet is currently approximately 9.7 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charter that expire (assuming the option periods in the time charters are not exercised) between February 2020 and May 2020.

See pages 7 - 8 for a table of our current fleet.

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

Over the course of 2018, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. To date, our observation of trade flows has been that China has increased its market share of Brazilian and Argentine soybeans, while a portion of U.S. shipments have been re-directed to other destinations such as Latin America and Europe.  With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of soybeans from the U.S.  However, a re-escalation of protectionist measures taken between these countries or other could lead to reduced volumes of drybulk trade.

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”) announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  This increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in additional increases.

We have installed scrubbers on our 17 Capesize vessels, 16 of which were completed  during 2019 and one of which was completed in January 2020.  The remainder of our fleet has begun consuming compliant, low sulfur fuel beginning in 2020, although we intend to continue to evaluate other options.  During the course of 2018, we sold seven of our older, less fuel efficient vessels and purchased six modern high specification vessels with a goal of improving fuel consumption and further reduce emissions.  We also sold four additional vessels during the course of 2019 as well as one vessel during February 2020 and will continue to seek opportunities to renew our fleet going forward.

On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842 — Leases which resulted in a right-of-use and operating lease liability for our office leases.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 13 — Leases of our Consolidated Financial Statements for further information.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2019 and 2018 on a consolidated basis.

	For the Year Ended
	December 31,		Increase
	2019	2018	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	6,205.0	5,251.5	953.5	18.2%
Panamax	736.6	2,022.7	(1,286.1)	(63.6)%
Ultramax	2,190.0	1,731.2	458.8	26.5%
Supramax	7,300.0	7,588.4	(288.4)	(3.8)%
Handymax	—	338.4	(338.4)	(100.0)%
Handysize	4,590.9	5,316.4	(725.5)	(13.6)%

Total	21,022.5	22,248.6	(1,226.1)	(5.5)%

Chartered-in days (2)
Capesize	227.3	—	227.3	100.0%
Panamax	—	—	—	—%
Ultramax	128.5	—	128.5	100.0%
Supramax	658.7	49.4	609.3	1,233.4%

	For the Year Ended
	December 31,		Increase
	2019	2018	(Decrease)	% Change
Handymax	17.4	37.3	(19.9)	(53.4)%
Handysize	293.9	45.8	248.1	541.7%

Total	1,325.8	132.5	1,193.3	900.6%

Available days (owned & chartered-in fleet) (3)
Capesize	5,573.9	5,171.7	402.2	7.8%
Panamax	732.0	2,021.7	(1,289.7)	(63.8)%
Ultramax	2,299.3	1,724.0	575.3	33.4%
Supramax	7,547.4	7,624.4	(77.0)	(1.0)%
Handymax	17.4	365.7	(348.3)	(95.2)%
Handysize	4,824.9	5,323.8	(498.9)	(9.4)%

Total	20,994.9	22,231.3	(1,236.4)	(5.6)%

Available days (owned fleet) (4)
Capesize	5,346.6	5,171.7	174.9	3.4%
Panamax	732.0	2,021.7	(1,289.7)	(63.8)%
Ultramax	2,170.8	1,724.0	446.8	25.9%
Supramax	6,888.7	7,575.0	(686.3)	(9.1)%
Handymax	—	328.4	(328.4)	(100.0)%
Handysize	4,531.0	5,278.0	(747.0)	(14.2)%

Total	19,669.1	22,098.8	(2,429.7)	(11.0)%

Operating days (5)
Capesize	5,525.4	5,169.5	355.9	6.9%
Panamax	697.0	1,970.9	(1,273.9)	(64.6)%
Ultramax	2,240.1	1,700.4	539.7	31.7%
Supramax	7,413.2	7,528.4	(115.2)	(1.5)%
Handymax	17.4	351.8	(334.4)	(95.1)%
Handysize	4,695.8	5,253.8	(558.0)	(10.6)%

Total	20,588.9	21,974.7	(1,385.8)	(6.3)%

Fleet utilization (6)
Capesize	98.4%	99.4%	(1.0)%	(1.0)%
Panamax	94.6%	97.4%	(2.8)%	(2.9)%
Ultramax	97.4%	98.2%	(0.8)%	(0.8)%
Supramax	97.3%	98.6%	(1.3)%	(1.3)%
Handymax	100.0%	93.6%	6.4%	6.8%
Handysize	97.3%	98.4%	(1.1)%	(1.1)%

Fleet average	97.5%	98.5%	(1.0)%	(1.0)%

	For the Year Ended
	December 31,		Increase
	2019	2018	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$13,181	$15,422	$(2,241)	(14.5)%
Panamax	10,397	9,648	749	7.8%
Ultramax	10,994	10,420	574	5.5%
Supramax	8,939	10,816	(1,877)	(17.4)%
Handymax	—	12,031	(12,031)	(100.0)%
Handysize	8,157	9,099	(942)	(10.4)%

Fleet average	10,182	11,364	(1,182)	(10.4)%

Daily vessel operating expenses (8)
Capesize	$5,076	$4,855	$221	4.6%
Panamax	4,621	4,137	484	11.7%
Ultramax	4,665	4,531	134	3.0%
Supramax	4,474	4,303	171	4.0%
Handymax	—	4,767	(4,767)	(100.0)%
Handysize	4,016	4,035	(19)	(0.5)%

Fleet average	4,576	4,379	197	4.5%

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

(7)

Time Charter Equivalent (“TCE”).  We define TCE rates as our voyage revenues less voyage expenses and charter-hire expenses, divided by the number of the available days of our owned fleet during the period, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the Year Ended
	December 31,
	2019	2018
Voyage revenues (in thousands)	$389,496	$367,522
Voyage expenses (in thousands)	173,043	114,855
Charter hire expenses (in thousands)	16,179	1,534
	200,274	251,133
Total available days for owned fleet	19,669	22,099
Total TCE rate	$10,182	$11,364

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

Operating Data

The following tables represent the operating data and certain balance sheet and other data as of for the years ended December 31, 2019 and 2018 on a consolidated basis.

	For the Years Ended December 31,
	2019	2018	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$389,496	$367,522	$21,974	6.0%

Total revenues	389,496	367,522	21,974	6.0%

Operating Expenses:
Voyage expenses	173,043	114,855	58,188	50.7%
Vessel operating expenses	96,209	97,427	(1,218)	(1.3)%
Charter hire expenses	16,179	1,534	14,645	954.7%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,057 and $2,231, respectively)	24,516	23,141	1,375	5.9%
Technical management fees	7,567	8,000	(433)	(5.4)%
Depreciation and amortization	72,824	68,976	3,848	5.6%
Impairment of vessel assets	27,393	56,586	(29,193)	(51.6)%
Loss (gain) on sale of vessels	168	(3,513)	3,681	(104.8)%

Total operating expenses	417,899	367,006	50,893	13.9%

Operating (loss) income	(28,403)	516	(28,919)	(5,604.5)%
Other expense	(27,582)	(33,456)	5,874	(17.6)%

Net loss	(55,985)	(32,940)	(23,045)	70.0%

Net loss per share - basic	$(1.34)	$(0.86)	$(0.48)	55.8%
Net loss per share - diluted	$(1.35)	$(0.86)	$(0.49)	57.0%
Weighted average common shares outstanding - basic	41,762,893	38,382,599	3,380,294	8.8%
Weighted average common shares outstanding - diluted	41,762,893	38,382,599	3,380,294	8.8%

	For the Years Ended December 31,
	2019	2018	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$162,249	$202,761	$(40,512)	(20.0)%
Total assets	1,528,892	1,627,470	(98,578)	(6.1)%
Total debt (current and long-term, net of deferred financing fees)	482,730	535,148	(52,418)	(9.8)%
Total equity	978,428	1,053,307	(74,879)	(7.1)%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by operating activities	$59,526	$65,907	(6,381)	(9.7)%
Net cash used in investing activities	(22,849)	(195,375)	172,526	(88.3)%
Net cash (used in) provided by financing activities	(77,189)	127,283	(204,472)	(160.6)%

EBITDA (1)	44,699	65,326	$(20,627)	(31.6)%

(1)

EBITDA represents net loss plus net interest expense, taxes and depreciation and amortization.  Refer to page 48 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

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

During 2019, voyage revenues increased by $22.0 million, or 6.0%, as compared to 2018. The increase in voyage revenues was primarily due to increased employment of vessels on spot market voyage charters, partially offset by reduced rates from trading our Capesize vessels primarily in the Pacific basin and offhire related to scrubber installations, ballast water treatment installation and special surveys during 2019.

The average TCE rate of our fleet decreased by 10.4% to $10,182 a day during 2019 from $11,364 a day during 2018.  The decrease in TCE rates was primarily due to lower rates achieved by the majority of the vessels in our fleet.

The Baltic Dry Index, or BDI (a drybulk index), on average was the same level in 2019 as it was in 2018 despite reaching multi-year highs in the second half of the year. Overall, the 2019 drybulk freight market was a tale of two halves. In the first half of 2019, the BDI came under seasonal pressure due to the front-loaded nature of the orderbook, which led to increased newbuilding vessel deliveries as well as the occurrence of the Lunar New Year holiday in China. On top of these factors, a dam breach occurred in Brazil at a mine operated by Vale. This impacted over 90MT of iron ore production from the world’s largest producer of the commodity. This development accentuated the impact of the seasonal factors previously described pressuring the BDI to a low of 595 on February 11, 2019. Following several months of a softer rate environment, the BDI began to increase in May as Brazilian iron ore exports started to recover. Heading into the second half of the year, given the industry-wide environmental regulations set to commence on January 1, 2020, many shipowners began installing scrubbers on their vessels primarily in shipyards in the Far East, which led to increased tonnage in the Pacific. This rush ahead of the compliance date artificially reduced fleet-wide capacity and productivity at a time when Brazilian iron ore shipments were ramping up once again. The combination of increased iron ore exports from the Atlantic basin, together with a shortage of vessels in the region led to a surge in Capesize rates to nearly $40,000 per day and highs not seen since 2013. The smaller drybulk vessel classes also experienced stronger rates due to increased coal shipments to China during the third quarter as well as another solid South American grain season. As such, the BDI reached 2,518 on September 4, 2019, its highest mark since November 2010. During the fourth quarter of the year, the BDI retreated from these strong levels due to coal import restrictions in China, an easing of grain shipments out of South America, limited U.S. soybean shipments to China during the ordinarily peak season as well as lower than expected iron ore shipments out of Brazil due to disruptions at Vale’s operations.

In 2020 to date, various seasonal factors including increased newbuilding deliveries, weather related disruptions and the Lunar New Year in China have negatively impacted the drybulk market in the short-term. The onset of the Covid-19 novel coronavirus has also limited industrial activity in China, with temporary closures of factories and other facilities, and impacted sentiment surrounding the global economy.  We therefore believe it is a contributing factor to lower drybulk rates in 2020 as a result of lower demand for the some of the cargoes we carry, including iron ore and coal.  We also believe that such reduced demand has resulted in lower sale prices in the market for vessels, which may result in reduced prices for vessels that we intend to sell.   In addition, the coronavirus epidemic presents operational risks for our business as described above in “The Covid-19 novel coronavirus, or other epidemics, could have a material adverse impact on our business, results of operations, or financial condition”  in Item I.A., Risk Factors.  Operational risks include delays in transferring cargo due to quarantines of affected individuals, offhire time due to quarantine regulations requiring a minimum of 14 days between departure from a port in China and arrival at a port in certain other countries, delays and expenses in finding substitute crew members for any who may become infected, delays in drydocking if insufficient shipyard personnel are working due to quarantines, and delays in payment systems through which we receive revenues .    We have instituted measures to reduce the risk that the coronavirus would impact our crew or our vessels.  However, if the coronavirus epidemic is prolonged or becomes more severe, rates in the drybulk market, our vessel values, and our operations may continue to be negatively affected.

For 2019 and 2018, we had ownership days of 21,022.5 days and 22,248.6 days, respectively.  The decrease in ownership days is primarily due to the sale of eleven vessels during the second half of 2018 and during 2019 partially offset by the delivery of six vessels during the third quarter of 2018. Fleet utilization decreased to 97.5% during 2019 from 98.5% during 2018 primarily due to an increase in drydocking days.

Please see pages 7 – 8 for a table that sets forth information about the current employment of the vessels in our fleet.

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

Voyage expenses increased by $58.2 million from $114.9 million during 2018 to $173.0 million during 2019.  This increase was primarily due to the employment of vessels on additional spot market voyage charters during 2019, which incur significantly higher voyage expenses as compared to time charters, spot market-related time charters and pool arrangements.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.2 million from $97.4 million during 2018 to $96.2 million during 2019.  This decrease was primarily due to fewer owned vessels during 2019 as compared to 2018, partially offset by higher drydocking and insurance related expenses.

Average daily vessel operating expenses for our fleet increased by $197 per day from $4,379 per day during 2018 as compared to $4,576 in 2019.  The increase in daily vessel operating expenses was predominantly due to higher drydock related expenses and lubricant expense. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2019 were $51 above the weighted-average budgeted rate of $4,525 per vessel per day.

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

Based on our management’s estimates and budgets provided by our technical manager for our fleet of 54 vessels as of December 31, 2019 (after the anticipated sale of the Genco Thunder), we expect our vessels to have average daily vessel operating expenses during 2020 of:

Average Daily
Vessel Type	Budgeted Amount
Capesize	$5,085
Ultramax	4,761
Supramax	4,321
Handysize	4,221

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $4,590 during 2020.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $14.6 million from $1.5 million during 2018 to $16.2 million during 2019.  During 2019, we chartered in 27 third-party vessels as compared to only five during 2018.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, rent, legal, auditing and other professional expenses. General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the Management Incentive Program (the “MIP”) and the 2015 Equity Incentive Plan.  Refer to Note 16 — Stock-Based Compensation in our Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities which are not capitalizable to deferred financing costs.  We have incurred additional general and administrative expenses during 2019 as a result of our global expansion to Singapore and Copenhagen and may incur additional such expenses during 2020.

General and administrative expenses increased by $1.4 million from $23.1 million during 2018 to $24.5 million during 2019, primarily due to an increase in compensation related expenses.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the years ended December 31, 2019 and 2018, technical management fees were $7.6 million and $8.0 million, respectively.  The $0.4 million decrease was primarily due to a smaller fleet during 2019.

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

Depreciation and amortization expenses increased by $3.8 million from $69.0 million during 2018 to $72.8 million during 2019.  This increase was primarily due to depreciation expense recorded during 2019 for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation for the eleven vessels that were sold during the second half of 2018 and 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements.  There was also an increase in in the amortization of drydocking assets as there were more vessels that completed drydockings during 2019 as compared to the same period during 2018.  Refer to “Capital Expenditures” below for further detail.

IMPAIRMENT OF VESSEL ASSETS-

During 2019 and 2018, we recorded $27.4 million and $56.6 million of impairment of vessel assets, respectively.

On February 3, 2020, the Company entered into an agreement to sell the Genco Charger, a 2005-built Handysize vessel, to a third party for $5.2 million less a 1.0% commission payable to a third party.  The sale of the vessel was completed on February 24, 2020.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of December 31, 2019, the vessel value for the Genco Charger was adjusted to its net sales price of $5.1 million as of December 31, 2019. This resulted in an impairment loss of $1.3 million during 2019.

On November 4, 2019, the Company entered into an agreement to sell the Genco Raptor, a 2007-built Panamax vessel, to a third party for $10.2 million less a 2.0% commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2019, the vessel value for the Genco Raptor was adjusted to its net sales price of $10.0 million as of September 30, 2019. This resulted in an impairment loss of $5.8 million during 2019.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, a 2007-built Panamax vessel, for $10.4 million less a 2.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Thunder was adjusted to its net sales price of $10.2 million as of September 30, 2019.  This resulted in an impairment loss of $5.7 million during 2019.

On September 20, 2019, the Company entered into an agreement to sell the Genco Champion, a 2006-built Handysize vessel, for $6.6 million less a 3.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Champion was adjusted to its net sales price of $6.4 million as of September 30, 2019.  This resulted in an impairment loss of $0.6 million during 2019.

On August 2, 2019, we entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5.3 million less a 2.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2019, we reduced the carrying value of the Genco Challenger to the net sales price on June 30, 2019.  This resulted in an impairment loss of $4.4 million during 2019.

At June 30, 2019, we determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, we adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9.5 million during 2019.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

LOSS (GAIN) ON SALE OF VESSELS-

During 2019, we recorded a $0.2 million net loss on sale of vessels related primarily to the sale of the Genco Challenger, Genco Champion and Genco Raptor which was largely offset by a net gain related to the sale of the Genco Vigour. During 2018, we recorded a net gain on sale of vessels of $3.5 million related primarily to the sale of the Genco Progress during the third quarter of 2018 and the sale of the Genco Cavalier, Genco Explorer, Genco Muse, Genco Beauty and Genco Knight during the fourth quarter of 2018.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $1.4 million to $27.9 million during 2018 as compared to $29.3 million during 2018.  Net interest expense during the years ended 2019 and 2018 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities.  The decrease is primarily due to a decrease in interest expense associated with the $495 Million Credit Facility partially offset by an increase in interest expense associated with the $108 Million Credit Facility, which was entered into on August 14, 2018.   Refer to Note 7 — Debt in the Consolidated Financial Statements for information regarding our credit facilities.

IMPAIRMENT OF RIGHT-OF-USE ASSET –

During the 2019, we recognized $0.2 million of impairment charges on our operating lease right-of-use asset in accordance with ASC 360.  Refer to Note 13 — Leases in our Consolidated Financial Statements for further information.

LOSS ON DEBT EXTINGUISHMENT –

During 2018, we recorded a $4.5 million loss on debt extinguishment as a result of the refinancing of our $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities with the $495 Million Credit Facility on June 5, 2018.  Refer to Note 7 — Debt in our Consolidated Financial Statements for information regarding our credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations, cash on hand, equity offerings and credit facility borrowings. We currently use our funds primarily for the acquisition of vessels generally and under our ongoing fleet renewal program, drydocking for our vessels, and satisfying working capital requirements as may be needed to support our business and make required payments under our indebtedness.  Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.  We expect that our fuel costs and value of our fuel inventories may increase in 2020 as a result of sulfur emission regulations that took effect on January 1, 2020.

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

We entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018 and originally allowed borrowings of up to $460 million.  On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility that provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of the Company’s Capesize vessels.  Additionally, we entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Refer to Note 7 — Debt in our Consolidated Financial Statements.

At December 31, 2019, we were in compliance with all financial covenants under the $495 Million Credit facility and the $108 Million Credit Facility.

We believe our capital resources are sufficient to fund our operations for at least the next twelve months. Given quarterly amortization payments of $17.4 million under our credit facilities, anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”), as well as the anticipated quarterly dividend payment of $0.175 per share, we anticipate that our cash expenditures will increase.

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

Dividends

Our Board of Directors has adopted a quarterly dividend policy to pay a dividend of $0.175 per share.  Accordingly, on February 25, 2020, we announced a quarterly dividend of $0.175 per share.  Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with law and contractual obligations and our Board of Directors’ determination that each declaration and payment is in the best interest of the Company and our shareholders.  Our declaration and payment of dividends is subject to a number of conditions and restrictions as described below.

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

U.S. Holders

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 41 – 42 above, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder's tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

Dividends paid on our common shares to a U.S. Holder who is an individual, trust or estate, or a "non-corporate U.S. Holder," will generally be treated as "qualified dividend income" that is taxable to such non-corporate U.S. Holder at preferential tax rates, provided that (1) our common shares are readily tradable on an established securities market in the United States (such as the NYSE, on which our common shares are traded); (2) we are not a PFIC for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are, or will be); (3) the non-corporate U.S. Holder's holding period of our common shares includes more than 60 days in the 121-day period beginning 60 days before the date on which our common shares becomes ex-dividend; and (4) the non-corporate U.S. Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property. A non-corporate U.S. Holder will be able to take qualified dividend income into account in determining its deductible investment interest (which is generally limited to its net investment income) only if it elects to do so; in such case, the dividend will be taxed at ordinary income rates. Non-corporate U.S. Holders also may be required to pay a 3.8% surtax on all or part of such holder's "net investment income," which includes, among other items, dividends on our shares, subject to certain limitations and exceptions. Investors are encouraged to consult their own tax advisors regarding the effect, if any, of this surtax on their ownership of our shares.

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

Tax Consequences if We Are a Passive Foreign Investment Company

As discussed in “U.S. tax authorities could treat us as a ‘passive foreign investment company,’ which could have adverse U.S. federal income tax consequences to U.S. shareholders” in Item 1.A Risk Factors above, a foreign corporation generally will be treated as a PFIC for U.S. federal income tax purposes if, after applying certain look through rules, either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value or adjusted bases of its assets (determined on a quarterly basis) produce or are held for the production of passive income, i.e., “passive assets.”  As discussed above, we do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

If we were to be treated as a PFIC for any taxable year in which a U.S. Holder owns shares of our common stock (and regardless of whether we remain a PFIC for subsequent taxable years), the tax consequences to such a U.S. holder upon the receipt of  distributions in respect of such shares that are treated as “excess distributions” would differ from those described above. In general, an excess distribution is the amount of distributions received during a taxable year that exceed 125% of the average amount of distributions received by a U.S. Holder in respect of the common shares during the preceding three taxable years, or if shorter, during the U.S. Holder’s holding period prior to the taxable year of the distribution. The distributions that are excess distributions would be allocated ratably over the U.S. Holder’s holding period for the common shares. The amount allocated to the current taxable year and any taxable year prior to the first taxable year in which we were a PFIC would be taxed as ordinary income. The amount allocated to each of the other taxable years would be subject to tax at the highest marginal rate in effect for the U.S. Holder for that taxable year, and an interest charge for the deemed deferral benefit would be imposed on the resulting tax allocated to such other taxable years. The tax liability with respect to the amount allocated to taxable years prior to the year of the distribution cannot be offset by net operating losses. As an alternative to such tax treatment, a U.S. Holder may make a “qualified electing fund” election or “mark to market” election, to the extent available, in which event different rules would apply.  The U.S. federal income tax consequences to a U.S. Holder if we were to be classified as a PFIC are complex. A U.S. Holder should consult with his or her own advisor with regard to those consequences, as well as with regard to whether he or she is eligible to and should make either of the elections described above.

Non-U.S. Holders

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

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2019 was $59.5 million as compared to $65.9 million for the year ended December 31, 2018.  Included in the net loss during the year ended December 31, 2019 were $27.4 million of non-cash impairment charges, $0.2 million net loss arising from the sale of four vessels, $1.2 million of non-cash lease expense and a loss of $0.2 million related to the non-cash impairment of our right-of-use operating lease asset.  Included in the net loss during the year ended December 31, 2018 were $56.6 million of non-cash impairment charges, as well as a $4.5 million loss on the extinguishment of debt, a $5.3 million payment on the $400 Million Credit Facility and gains totaling $3.5 million arising from the sale of seven vessels.  Depreciation and amortization expense for the year ended December 31, 2019 increased by $3.8 million primarily due to depreciation expense for the six vessels delivered during the third quarter of 2018, partially offset by a decrease in depreciation expense for the eleven vessels that were sold during the second half of 2018 and 2019.  Additionally, there was an $18.7 million increase in the fluctuation in due from charterers due to the timing of payments received from charterers and a $5.8 million increase in the fluctuation in prepaid expenses and other current assets due to the timing of payments.  There was also a $16.6 million increase in the fluctuation in inventories primarily associated with vessels on spot market voyage charters.  Lastly, there was a $10.6 million increase in the fluctuation of accounts payable and accrued expenses due to the timing of payments made.  These increases were partially offset by a $12.4 million increase in deferred drydocking costs as there were more vessels that completed drydocking during 2019 as compared to 2018.

Net cash used in investing activities was $22.8 million and $195.4 million during the years ended December 31, 2019 and 2018, respectively.  Net cash used in investing activities during the year ended December 31, 2019 consisted primarily of $31.8 million purchase of scrubbers for our vessels, $14.0 million purchase of vessels related primarily to ballast water treatment systems and $4.7 million for the purchase of other fixed assets due to the purchase of vessel equipment.  These cash outflows during the year ended December 31, 2019 were partially offset by $27.0 million of proceeds from the sale of four vessels during 2019. Net cash used in investing activities during 2018 consisted primarily of $241.9 million purchase of vessels related primarily to the six vessels that delivered to us during the third quarter of 2018.  This cash outflow during 2018 was partially offset by $44.3 million proceeds from the sale of seven vessels during the second half of 2018 and $3.6 million of proceeds received for hull and machinery claims related primarily to the receipt of the remaining insurance settlement for the main engine repair claim for the Genco Tiger.

Net cash used in financing activities during the year ended December 31, 2019 was $77.2 million as compared to net cash provided by financing activities of $127.3 million during the year ended December 31, 2018.  Net cash used in financing activities of $77.2 million for the year ended December 31, 2019 consisted primarily of the following:  $70.8 million repayment of debt under the $495 Million Credit Facility; $20.9 million of dividends paid; $6.3 million repayment of debt under the $108 Million Credit Facility; $0.6 million payment of deferred financing costs; and $0.1 million payment of common stock issuance costs.  These cash outflows were partially offset by total drawdowns of $21.5 million under the $495 Million Credit Facility during the year ended December 31, 2019.  Net cash provided by financing activities of $127.3 million during 2018 consisted primarily of the $460.0 million drawdown on the $495 Million Credit Facility, the $108.0 million drawdown on the $108 Million Credit Facility and the net proceeds from the issuance of common stock on June 19, 2018 of $109.8 million partially offset by the following:  $399.6 million repayment of debt under the $400 Million Credit Facility; $93.9 million repayment of debt under the $98 Million Credit Facility; $25.5 million repayment of debt under the 2014 Term Loan Facilities; $15.0 million repayment of debt under the $495 Million Credit Facility; $11.8 million payment of deferred financing costs; $3.0 million payment of debt extinguishment costs and $1.6 million repayment of debt under the $108 Million Credit Facility.  On June 5, 2018, the $495 Million Credit Facility refinanced the following three existing credit facilities with its original $460 million tranche; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities.  Additionally, on February 28, 2019, the $495 Million Credit Facility was amended to add a tranche of $35 million for the purchase of scrubbers in addition to the original $460 million tranche used for the refinancing on June 5, 2018.

Credit Facilities

Refer to Note 7 — Debt in our Consolidated Financial Statements for information regarding our current credit facilities, including the underlying financial and non-financial covenants.  We entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Additionally, we entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018.  On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility, which provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of our Capesize vessels.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2019 and 2018, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves, which in the past, have resulted in an immaterial adjustment.  Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2019 and 2018.

Interest Rates

The effective interest rate for the years ended December 31, 2019, 2018 and 2017 include interest rates associated with the interest expense for our various credit facilities including the following: the $108 Million Credit Facility; the $495 Million Credit Facility; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities (until these facilities were refinanced with the $495 Million Credit Facility).

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 5.31%, 5.71% and 5.29% during 2019, 2018 and 2017, respectively.  The interest rate on the debt, excluding unused commitment fees, ranged from 4.05% to 5.76%; 3.83% to 8.43% and 3.36% to 7.82% during 2019, 2018 and 2017, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of December 31, 2019.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, as amended.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $495 Million Credit Facility and the $108 Million Credit Facility, as well as other fees associated with the facilities.  The following table also incorporates the future lease payments associated with our office leases. Refer to Note 13 — Leases in our Consolidated Financial Statements for further information regarding the terms of our lease agreements.  Lastly, the table incorporates the remaining contractual purchase obligations for the purchase of ballast water treatment systems for 42 of our vessels and the contractual purchase obligations remaining for the purchase of scrubber equipment for 17 of our vessels, refer to “Capital Expenditures” below for further information.  All of our time charter-in agreements with third parties are less than twelve months and have not been included below.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$495,824	$69,747	$139,495	$286,582	$—
Interest and borrowing fees	63,913	22,620	35,092	6,201	—
Vessel purchase obligations	9,729	4,214	5,515	—	—
Executive employment agreement	467	467	—	—	—
Office leases	13,360	2,230	4,459	4,831	1,840
Totals	$583,293	$99,278	$184,561	$297,614	$1,840

Interest expense has been estimated using 1.66% based on one-month LIBOR plus the applicable margin of 3.25% for the $460 million tranche of the $495 Million Credit Facility; 2.50% for the $35 million tranche of the $495 Million Credit Facility and 2.50% for the $108 Million Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 54 drybulk vessels, including 17 Capesize drybulk carriers, one Panamax drybulk carrier, six Ultramax drybulk carriers, 20 Supramax drybulk carriers, and 10 Handysize drybulk carriers.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 42 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize, $0.6 million for Supramax and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  During 2019, we completed the installation of BWTS on 17 of our vessels.  We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

Under maritime regulations that went into effect January 1, 2020, our vessels were required to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We have completed the installation of scrubbers on our 17 Capesize vessels, 16 of which were completed as of December 31, 2019 and the last one of which was completed on January 17, 2020. The remainder of our vessels are consuming VLSFO.  The costs for the scrubber equipment and installation will be capitalized and depreciated over the remainder of the life of the vessel.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.  During February 2019, we entered into an amendment to our $495 Million Credit Facility for an additional tranche of up to $35 million to cover a portion of the expenses to the acquisition and installation of scrubbers on our 17 Capesize vessels.  We intend to fund the remainder of the costs with cash on hand.  The off-hire days associated with the installation of the scrubbers are included in the expenditure table below.  For vessels on which we did not install scrubbers, we incurred additional costs during 2019 in order to transition these vessels from high sulfur fuel to compliant low sulfur fuel.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Through December 31, 2019, we have paid $31.8 million in cash installments towards our scrubber program and have drawn down $21.5 million under the scrubber tranche under our $495 Million Credit Facility.  While we completed 16 scrubber retrofits before year end, due the timing of cash flows, we have approximately $9.5 million relating to our scrubber program currently recorded in accounts payable as of December 31, 2019, which we plan to pay in 2020, as well as any residual costs incurred during the first quarter of 2020.  We also plan to draw down the remaining capacity under the $35 million tranche of our $495 Million Credit Facility of approximately $11 million to fund these remaining cash outflows.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, scrubber costs and scheduled off-hire days for our fleet through 2021 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2020	$11.9	$4.5	346
2021	$9.3	$5.5	230

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

During 2019 and 2018, we incurred a total of $14.6 million and $2.2 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Twenty-nine vessels completed their respective drydockings during 2019.  One of our vessels began its drydocking during the fourth quarter of 2019 and did not complete until the first quarter of 2020.  In addition to this vessel, we estimate that 16 additional vessels will be drydocked during 2020 and 11 of our vessels will be drydocked during 2021.

As of January 17, 2020, we have completed the installation of scrubbers on our 17 Capesize vessels.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under the heading “Impairment of long-lived assets.”  As of December 31, 2019, excluding the three Bourbon vessels we resold immediately upon delivery to Maritime Equity Partners LLC at our cost, we have sold 24 of our vessels since our inception and realized a profit in each instance, with the exception of the Genco Marine which was scrapped on May 17, 2016, the Genco Surprise which sold during the third quarter of 2018, the Genco Muse which was sold during the fourth quarter of 2018, and the Genco Challenger, Genco Champion and Genco Raptor which were sold during the fourth quarter of 2019.

During the year ended December 31, 2019, we recorded losses of $27.4 million related to the impairment of vessel assets.  On February 3, 2020, we entered into an agreement to sell the Genco Charger and the vessel value was written down to its net sales price of December 31, 2019 which resulted in an impairment loss of $1.3 million.  Additionally, there was $5.8 million of impairment expense recorded during 2019 for the Genco Raptor.  On November 4, 2019, we entered into an agreement to sell the Genco Raptor.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel at September 30, 2019, the vessel value was adjusted to its net sales price as of September 30, 2019.  During September 2019, we entered into an agreement to sell the Genco Thunder and the Genco Champion and the vessel values were written down to their net sales price as of September 30, 2019 which resulted in an impairment loss of $5.7 million and $0.6 million during 2019.  There was also $4.4 million of impairment expense recorded during 2019 for the Genco Challenger.  On August 2, 2019, we entered into an agreement to sell the Genco Challenger.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel at June 30, 2019, the vessel value was adjusted to its net sales price as of June 30, 2019.  Lastly, at June 30, 2019, the Company determined that the expected estimated future undiscounted cash flows for the Genco Champion and the Genco Charger did not exceed the net book value of these vessels as of June 30, 2019.  As such, the Company adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9.5 million during 2019.  Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

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

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $495 Million Credit Facility and $108 Million Credit Facility as of December 31, 2019.  Refer to Note 7 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $108 Million Credit Facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2019 and 2018.  Vessels have been grouped according to their collateralized status as of December 31, 2019.  The carrying value of the Genco Thunder and Genco Charger at December 31, 2019 reflect the impairment loss recorded during 2019 for these vessels.  The carrying value of the Genco Loire, Genco Lorraine, Genco Normandy, Baltic Cougar, Baltic Jaguar, Baltic Leopard and Baltic Panther at December 31, 2019 and 2018 reflect the impairment loss recorded during 2018 for these vessels.  Lastly, the carrying value of the Genco Vigour at December 31, 2018 reflects the impairment loss recorded during 2017 for this vessel.

At December 31, 2019, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2019, with the exception of the Genco Charger, which was impaired during the year ended December 31, 2019 as noted above. At December 31, 2018, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2018, with the exception of the Baltic Lion, Genco Tiger, Genco Weatherly, and Genco Vigour.

The amount by which the carrying value at December 31, 2019 of all of the vessels in our fleet, with the exception of the one aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $1.3 million to $18.1 million per vessel, and $419.4 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2018 of all of the vessels in our fleet, with the exception of the four aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $1.1 million to $14.9 million per vessel, and $336.3 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.8 million and $6.1 million as of December 31, 2019 and 2018, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2019	2018
$495 Million Credit Facility
Genco Commodus	2009	2009	$39,472	$38,389
Genco Maximus	2009	2009	39,498	38,423
Genco Claudius	2010	2009	41,314	40,376
Baltic Bear	2010	2010	40,967	39,866
Baltic Wolf	2010	2010	41,163	39,989
Baltic Lion	2009	2013	32,199	30,870
Genco Tiger	2010	2013	30,115	28,716
Genco Raptor	2007	2008	—	16,096
Genco Thunder	2007	2008	10,303	16,173
Baltic Scorpion	2015	2015	25,583	26,648
Baltic Mantis	2015	2015	25,835	26,897
Genco Hunter	2007	2007	17,121	18,223
Genco Warrior	2005	2007	15,053	15,674
Genco Aquitaine	2009	2010	17,046	17,436
Genco Ardennes	2009	2010	17,080	17,466
Genco Auvergne	2009	2010	17,094	17,582
Genco Bourgogne	2010	2010	17,802	18,420
Genco Brittany	2010	2010	17,829	18,444
Genco Languedoc	2010	2010	17,609	18,448
Genco Loire	2009	2010	10,777	10,773
Genco Lorraine	2009	2010	10,748	10,769
Genco Normandy	2007	2010	8,717	9,134
Baltic Leopard	2009	2009	10,773	10,779
Baltic Jaguar	2009	2010	10,782	10,785
Baltic Panther	2009	2010	10,784	10,782
Baltic Cougar	2009	2010	10,791	10,784
Genco Picardy	2005	2010	14,669	15,736
Genco Provence	2004	2010	14,164	14,809
Genco Pyrenees	2010	2010	17,528	18,395
Genco Rhone	2011	2011	18,610	19,532
Genco Bay	2010	2010	16,411	17,284
Genco Ocean	2010	2010	16,562	17,356
Genco Avra	2011	2011	17,505	18,378
Genco Mare	2011	2011	17,546	18,420
Genco Spirit	2011	2011	17,614	18,470
Genco Challenger	2003	2007	—	9,543
Baltic Wind	2009	2010	15,996	16,427
Baltic Cove	2010	2010	16,490	17,296
Baltic Breeze	2010	2010	16,603	17,382
Baltic Fox	2010	2013	15,995	16,876
Baltic Hare	2009	2013	15,395	15,910
Genco Constantine	2008	2008	36,450	36,086
Genco Augustus	2007	2007	34,330	33,747
Genco London	2007	2007	33,600	33,152
Genco Titus	2007	2007	33,590	33,235
Genco Tiberius	2007	2007	34,276	33,756
Genco Hadrian	2008	2008	36,638	36,139
Genco Predator	2005	2007	14,846	15,701

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2019	2018
Genco Champion	2006	2008	—	12,314
Genco Charger	2005	2007	5,099	11,453
Baltic Hornet	2014	2014	24,086	25,114
Baltic Wasp	2015	2015	24,340	25,370
TOTAL			$1,044,798	$1,105,823

$108 Million Credit Facility
Genco Endeavour	2015	2018	45,947	45,368
Genco Resolute	2015	2018	46,093	45,497
Genco Columbia	2016	2018	26,627	27,702
Genco Weatherly	2014	2018	21,676	22,564
Genco Liberty	2016	2018	49,506	48,930
Genco Defender	2016	2018	49,517	48,986
			$239,366	$239,047

Unencumbered
Genco Vigour	1999	2004	—	5,699
TOTAL			$—	$5,699

Consolidated Total			$1,284,164	$1,350,569

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of commission, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale as of December 31, 2019 and 2018.

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

The weak supply and demand fundamentals experienced in recent years has negatively impacted the drybulk industry.  General market volatility has endured as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree.  Additional unforeseen events such as the dam breach that occurred in Brazil at a mine operated by Vale during 2019 and the Covid-19 novel coronavirus have also negatively impacted the market. The economies of the U.S., European Union, and other parts of the world continue to experience relatively slower growth rates.  As a result of these factors and the increased supply of drybulk vessels, freight rates and charter rates have declined significantly in recent years, albeit better performance in 2017 and 2018 as compared to previous years.

When indicators of impairment are present and our estimate of future undiscounted cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2019, the future income streams expected to be earned by such vessels over their remaining operating lives and upon disposal on an undiscounted basis would be sufficient to recover their carrying values.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a margin of approximately 9% - 92% of the carrying value.  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 15 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2019.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

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

Of the inputs that the Company uses for its impairment analysis, future charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year
	Historical One-Year Time Charter
	Average at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2019	2018
Capesize	(9.1)%	(16.1)%
Panamax (1)	—%	(22.3)%
Ultramax	(18.8)%	(19.9)%
Supramax	(3.8)%	(6.4)%
Handymax	—%	—%
Handysize (2)	(6.2)%	(3.6)%

(1)

The Genco Thunder is the only Panamax vessel that we own as of December 31, 2019.  This vessel was impaired during the year ended December 31, 2019 and the vessel has been classified as held for sale as of December 31, 2019 and is expected to be sold during the first quarter of 2020.  As such, it was excluded from this sensitivity analysis.

(2)	We excluded the Genco Charger from this sensitivity analysis as the vessel was impaired during the year ended December 31, 2019 and the vessel was sold on February 24, 2020.

The ten-year historical one-year time charter average being used is from 2010 through 2019.  The rates for 2010 were the highest rates during the ten-year period.  Depending what rates are achieved during 2020, the Company may incur impairment as the ten-year average incorporates future rates for 2020 replacing potentially higher rates achieved in 2010.

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2019 and 2018, respectively, were above or (below) the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	As of	As of
	December 31,	December 31,
Vessel Class	2019	2018
Capesize	(19.8)%	(14.0)%
Panamax	(9.2)%	(19.9)%
Ultramax	(9.7)%	(16.0)%
Supramax	(18.2)%	(4.1)%
Handymax	—%	—%
Handysize	(6.4)%	2.4%

The projected net operating cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $310 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. At December 31, 2019 and 2018, we did not have any interest rate swap agreements to manage interest costs and the risks associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the years ended December 31, 2019, 2018 and 2017, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 7 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

•

$108 Million Credit Facility — one-month LIBOR plus 2.50% effective during the third quarter of 2018.  We drew down $51.8 million on August 17, 2018, $22.1 million on September 6, 2018 and $34.1 million on September 11, 2018

•	$495 Million Credit Facility —

•

$460 Million Tranche - one-month LIBOR plus 3.25% effective June 5, 2018, when the initial $460 million draw down on this tranche of this facility was made.  The applicable margin was reduced to 3.00% from March 5, 2019 to August 9, 2019 pursuant to the terms of the facility.

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

A 1% increase in LIBOR would result in an increase of $5.3 million in interest expense for the year ended December 31, 2019.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of December 31, 2019 and 2018, we did not have any derivative financial instruments.

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

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes(collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2020 We have served as the Company's auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2019 and 2018

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$155,889	$197,499
Restricted cash	6,045	4,947
Due from charterers, net of a reserve of $1,064 and $669, respectively	13,701	22,306
Prepaid expenses and other current assets	10,049	10,449
Inventories	27,208	29,548
Vessels held for sale	10,303	5,702
Total current assets	223,195	270,451

Noncurrent assets:
Vessels, net of accumulated depreciation of $288,373 and $244,529, respectively	1,273,861	1,344,870
Deferred drydock, net of accumulated amortization of $11,862 and $13,553 respectively	17,304	9,544
Fixed assets, net of accumulated depreciation and amortization of $2,154 and $1,281, respectively	5,976	2,290
Operating lease right-of-use assets	8,241	—
Restricted cash	315	315
Total noncurrent assets	1,305,697	1,357,019

Total assets	$1,528,892	$1,627,470

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$49,604	$29,143
Current portion of long-term debt	69,747	66,320
Deferred revenue	6,627	6,404
Current operating lease liabilities	1,677	—
Total current liabilities:	127,655	101,867

Noncurrent liabilities:
Long-term operating lease liabilities	9,826	—
Deferred rent	—	3,468
Long-term debt, net of deferred financing costs of $13,094 and $16,272, respectively	412,983	468,828
Total noncurrent liabilities	422,809	472,296

Total liabilities	550,464	574,163

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,754,413 and 41,644,470 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	417	416
Additional paid-in capital	1,721,268	1,740,163
Retained deficit	(743,257)	(687,272)
Total equity	978,428	1,053,307
Total liabilities and equity	$1,528,892	$1,627,470

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Voyage revenues	$389,496	$367,522	$209,698

Total revenues	389,496	367,522	209,698

Operating expenses:
Voyage expenses	173,043	114,855	25,321
Vessel operating expenses	96,209	97,427	98,086
Charter hire expenses	16,179	1,534	—
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,057, $2,231 and $4,053, respectively)	24,516	23,141	22,190
Technical management fees	7,567	8,000	7,659
Depreciation and amortization	72,824	68,976	71,776
Impairment of vessel assets	27,393	56,586	21,993
Loss (gain) on sale of vessels	168	(3,513)	(7,712)

Total operating expenses	417,899	367,006	239,313

Operating (loss) income	(28,403)	516	(29,615)

Other (expense) income:
Other income (expense)	501	367	(164)
Interest income	4,095	3,801	1,551
Interest expense	(31,955)	(33,091)	(30,497)
Impairment of right-of-use asset	(223)	—	—
Loss on debt extinguishment	—	(4,533)	—

Other expense	(27,582)	(33,456)	(29,110)

Net loss	$(55,985)	$(32,940)	$(58,725)

Net loss per share-basic	$(1.34)	$(0.86)	$(1.71)
Net loss per share-diluted	$(1.34)	$(0.86)	$(1.71)
Weighted average common shares outstanding-basic	41,762,893	38,382,599	34,242,631
Weighted average common shares outstanding-diluted	41,762,893	38,382,599	34,242,631

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2019, 2018 and 2017

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2019	2018	2017

Net loss	$(55,985)	$(32,940)	$(58,725)

Other comprehensive income	—	—	—

Comprehensive loss	$(55,985)	$(32,940)	$(58,725)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

	Series A		Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2017	$120,789	$74	$1,503,784	$(594,948)	$1,029,699

Net loss				(58,725)	(58,725)

Conversion of 27,061,856 shares of Series A Preferred Stock	(120,789)	270	120,519		—

Issuance of 115,700 shares of vested RSUs		1	(1)		—

Nonvested stock amortization			4,053		4,053

Balance — December 31, 2017, as previously reported	$—	$345	$1,628,355	$(653,673)	$975,027

Impact of adoption of ASC 606				(659)	(659)

Balance — January 1, 2018	$—	$345	$1,628,355	$(654,332)	$974,368

Net loss				(32,940)	(32,940)

Issuance of 7,015,000 shares of common stock		70	109,578		109,648

Issuance of 97,466 shares of vested RSUs		1	(1)		—

Nonvested stock amortization			2,231		2,231

Balance — December 31, 2018	$—	$416	$1,740,163	$(687,272)	$1,053,307

Net loss				(55,985)	(55,985)

Issuance of 109,943 shares of vested RSUs		1	(1)		—

Cash dividends declared ($0.50 per share)			(20,951)		(20,951)

Nonvested stock amortization			2,057		2,057

Balance — December 31, 2019	$—	$417	$1,721,268	$(743,257)	$978,428

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(55,985)	$(32,940)	$(58,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,824	68,976	71,776
Amortization of deferred financing costs	3,788	3,035	2,325
PIK interest, net	—	—	4,542
Payment of PIK interest	—	(5,341)	—
Noncash operating lease expense	1,246	—	—
Amortization of nonvested stock compensation expense	2,057	2,231	4,053
Impairment of right-of-use asset	223	—	—
Impairment of vessel assets	27,393	56,586	21,993
Loss (gain) on sale of vessels	168	(3,513)	(7,712)
Loss on debt extinguishment	—	4,533	—
Insurance proceeds for protection and indemnity claims	494	303	765
Insurance proceeds for loss of hire claims	—	58	2,230
Change in assets and liabilities:
Decrease (increase) in due from charterers	8,605	(10,099)	(2,482)
Increase in prepaid expenses and other current assets	(789)	(6,626)	(5,875)
Decrease (increase) in inventories	2,340	(14,215)	(6,485)
Decrease in other noncurrent assets	—	514	—
Increase in accounts payable and accrued expenses	13,172	2,571	1,494
Increase in deferred revenue	223	1,190	3,234
Decrease in operating lease liabilities	(1,592)	—	—
Increase in deferred rent	—	880	720
Deferred drydock costs incurred	(14,641)	(2,236)	(7,782)
Net cash provided by operating activities	59,526	65,907	24,071

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(13,960)	(241,872)	(262)
Purchase of scrubbers (capitalized in Vessels)	(31,750)	—	—
Purchase of other fixed assets	(4,714)	(1,462)	(290)
Net proceeds from sale of vessels	26,963	44,330	15,513
Insurance proceeds for hull and machinery claims	612	3,629	2,444
Net cash (used in) provided by investing activities	(22,849)	(195,375)	17,405

Cash flows from financing activities:
Proceeds from the $108 Million Credit Facility	—	108,000	—
Repayments on the $108 Million Credit Facility	(6,320)	(1,580)	—
Proceeds from $495 Million Credit Facility	21,500	460,000	—
Repayments on the $495 Million Credit Facility	(70,776)	(15,000)	—
Repayments on the $400 Million Credit Facility	—	(399,600)	(400)
Repayments on the $98 Million Credit Facility	—	(93,939)	(1,332)

	For the Years Ended December 31,
	2019	2018	2017
Repayments on the 2014 Term Loan Facilities	—	(25,544)	(2,763)
Payment of debt extinguishment costs	—	(2,962)	—
Proceeds from issuance of common stock	—	110,249	—
Payment of common stock issuance costs	(105)	(496)	—
Payment of Series A Preferred Stock issuance costs	—	—	(1,103)
Cash dividends paid	(20,877)	—	—
Payment of deferred financing costs	(611)	(11,845)	—
Net cash (used in) provided by financing activities	(77,189)	127,283	(5,598)

Net (decrease) increase in cash, cash equivalents and restricted cash	(40,512)	(2,185)	35,878

Cash, cash equivalents and restricted cash at beginning of period	202,761	204,946	169,068
Cash, cash equivalents and restricted cash at end of period	$162,249	$202,761	$204,946

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except per Share Data)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2019, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

On June 19, 2018, the Company closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  The Company received net proceeds of $109,648 after deducting underwriters’ discounts and commissions and other expenses.

 On November 15, 2016, pursuant to stock purchase agreements (the “Purchase Agreements”) effective as of October 4, 2016 with Centerbridge Partners, L/P, or its affiliates, Strategic Value Partners, LLC and funds managed by affiliates of Apollo Global Management, LLC, the Company completed the private placement of 27,061,856 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) which included 25,773,196 shares at a price per share of $4.85 and an additional 1,288,660 shares issued as a commitment fee on a pro rata basis.  The Company received net proceeds of $120,789 after deducting placement agents’ fees and expenses.  On January 4, 2017, the Company’s shareholders approved at a Special Meeting of Shareholders the issuance of up to 27,061,856 shares of common stock of the Company upon the conversion of shares of the Series A Preferred Stock, par value $0.01 per share, which were purchased by certain investors in a private placement (the “Conversion Proposal”).  As a result of shareholder approval of the Conversion Proposal, all outstanding 27,061,856 shares of Series A Preferred Stock were automatically and mandatorily converted into 27,061,856 shares of common stock of the Company on January 4, 2017.

Other General Information

At December 31, 2019, 2018 and 2017, the Company’s fleet consisted of 55,  59 and 60 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2019:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Charger Limited	Genco Charger	28,398	12/14/07	(3)	2005
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Thunder LLC	Genco Thunder	76,588	9/25/08		2007
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Bay Limited	Genco Bay	34,296	8/24/10		2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Loire Limited	Genco Loire	53,430	8/4/10		2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10		2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10		2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10	(2)	2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10	(2)	2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10	(2)	2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10	(2)	2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10	(2)	2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10	(2)	2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10	(2)	2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10	(2)	2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10	(2)	2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13	(2)	2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13	(2)	2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14	(2)	2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15	(2)	2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.
(2)	The delivery date for these vessels represents the date that the vessel was delivered to Baltic Trading.
(3)	The Genco Charger was sold on February 24, 2020. Refer to Note 19 — Subsequent Events

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

Time charters

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

The Company has identified that time charter agreements, including fixed rate time charters and spot market-related time charters, contain a lease in accordance with ASC 842 (as defined under “Recent accounting pronouncements” below).  Refer to Note 12 — Voyage Revenue for further discussion.

During the year ended December 31, 2017, six of the Company’s vessels were chartered under spot-market related time charters that included a profit-sharing element, the Genco Commodus, Baltic Lion, Genco London, Genco Maximus, Baltic Wasp and Baltic Wolf.  These time charters all ended during the year ended December 31, 2017.  Under these charter agreements, the rate for the spot market-related time charter was linked to a floor of $3 with a 50% index-based profit sharing component. During the years ended December 31, 2019 and 2018, there were no time charters with profit-sharing elements.

Spot market voyage charters

In a spot market voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The contract generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the years ended December 31, 2019, 2018 and 2017 is not material.

Pursuant to the new revenue recognition guidance as disclosed in Note 12 — Voyage Revenue, which was adopted during the first quarter of 2018, revenue for spot market voyage charters is now recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.  Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the latter of when the vessel departed from its last discharge port and when an agreement was entered into with the charterered, and ended at the time discharge of cargo was completed at the discharge port.

Vessel Pools

At December 31, 2019 and 2018, the Company did not have any of its vessels in vessel pools. Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses.  These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (loss) gain of ($829), $3,000 and $2,021 during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Loss on debt extinguishment

During the year ended December 31, 2018, the Company recorded $4,533 related to the loss on the extinguishment of debt in accordance with Accounting Standards Codification (“ASC”) 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”). This loss was recognized as a result of the refinancing of the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities with the $495 Million Credit Facility on June 5, 2018 as described in Note 7 — Debt.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, including receivables for spot market voyages, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2019 and 2018, the Company had a reserve of $1,064 and $669, respectively, against the due from charterers balance and an additional accrual of $577 and $345, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Charter hire expenses

During the second quarter of 2018, the Company began chartering-in third party vessels.  The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions or net freight revenue, are recorded as Charter hire expenses.  The Company recorded $16,179,  $1,534 and $0 of charter hire expenses during the years ended December 31, 2019, 2018 and 2017, respectively.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2019, 2018 and 2017 was $66,351, $64,012 and $66,514, respectively.

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

Vessels held for sale

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, and the relevant vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019.  The vessel is expected to be sold during the first quarter of 2020.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2019, 2018 and 2017 was $989, $335 and $274, respectively.

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

Amortization expense for drydocking for the years ended December 31, 2019, 2018 and 2017 was $5,484, $4,629 and $4,988, respectively, and is included in Depreciation and amortization expense in the Consolidated Statements of Operations.  All other costs incurred during drydocking are expensed as incurred.

Impairment of long-lived assets

During the years ended December 31, 2019, 2018 and 2017 the Company recorded $27,393,  $56,586 and $21,993, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

On February 3, 2020, the Company entered into an agreement to sell the Genco Charger, a 2005-built Handysize vessel, to a third party for $5,150 less a 1.0% commission payable to a third party.   As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of December 31, 2019, the vessel value for the Genco Charger was adjusted to its net sales price of $5,099 as of December 31, 2019. This resulted in an impairment loss of $1,314 during the year ended December 31, 2019.  Refer to Note 19 — Subsequent Events for further detail regarding the sale.

On November 4, 2019, the Company entered into an agreement to sell the Genco Raptor, a 2007-built Panamax vessel, to a third party for $10,200 less a 2.0% commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2019, the vessel value for the Genco Raptor was adjusted to its net sales price of $9,996 as of September 30, 2019. This resulted in an impairment loss of $5,812 during the year ended December 31, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, a 2007-built Panamax vessel, for $10,400 less a 2.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Thunder was adjusted to its net sales price of $10,192 as of September 30, 2019.  This resulted in an impairment loss of $5,749 during the year ended December 31, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale.

 On September 20, 2019, the Company entered into an agreement to sell the Genco Champion, a 2006-built Handysize vessel, for $6,600 less a 3.0% broker commission payable to a third party.  Therefore, the vessel value for the Genco Champion was adjusted to its net sales price of $6,402 as of September 30, 2019.  This resulted in an impairment loss of $621 during the year ended December 31, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale.

On August 2, 2019, the Company entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2019, the vessel value for the Genco Challenger was adjusted to its net sales price of $5,145 as of June 30, 2019.  This resulted in an impairment loss of $4,401 during the year ended December 31, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale.

At June 30, 2019, the Company determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, the Company adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9,496 during the year ended December 31, 2019.

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

On August 4, 2017, the Board of Directors determined to dispose of the Company’s vessels built in 1999, namely the Genco Beauty, the Genco Explorer, the Genco Knight, the Genco Progress and the Genco Vigour, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, the Company has adjusted the values of these older vessels to their respective fair market values during the year ended December 31, 2017.  This resulted in an impairment loss of $18,654 during the year ended December 31, 2017. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

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

Loss (gain) on sale of vessels

During the years ended December 31, 2019, 2018 and 2017, the Company recorded net (losses) gains of ($168), $3,513 and $7,712, respectively, related to the sale of vessels.  The ($168) net loss recognized during the year ended December 31, 2019 related primarily to the sale of the Genco Challenger, Genco Champion and Genco Raptor which was largely offset by a net gain related to the sale of the Genco Vigour. The $3,513 net gain recognized during the year ended December 31, 2018 related primarily to the sale of the Genco Progress, the Genco Cavalier, the Genco Explorer, the Genco Muse, the Genco Beauty and the Genco Knight.  The $7,712 net gain recognized during the year ended December 31, 2017 related primarily to the sale of the Genco Wisdom, the Genco Reliance, the Genco Carrier, the Genco Success and the Genco Prosperity.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Deferred financing costs

Deferred financing costs, which are presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets, consist of fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included in Interest expense in the Consolidated Statement of Operations.

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

Restricted Cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities, refer to Note 7 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016
Cash and cash equivalents	$155,889	$197,499	$174,479	$133,400
Restricted cash - current	6,045	4,947	7,234	8,242
Restricted cash - noncurrent	315	315	23,233	27,426

Cash, cash equivalents and restricted cash	$162,249	$202,761	$204,946	$169,068

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

Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the years ended December 31, 2019 and 2018.  However, based on the ownership and trading of the Company’s stock in 2017, the Company believes that it did not satisfy the publicly traded test, the qualified shareholder test or the CFC test, and therefore did not qualify for the Section 883 exemption in 2017.  In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year.  Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.  Management believes that during the year ended December 31, 2017, the combined ownership of its 5% shareholders equaled 50% or more of its common stock for more than half the days of that year. Management believes that during the years ended December 31, 2019 and 2018, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the year ended December 31, 2017, the Company recorded estimated U.S. gross transportation tax of $365 which was recorded in Voyages expenses in the Consolidated Statements of Operations.  During the years ended December 31, 2019 and 2018, the Company qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

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

The Company established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017.  GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore.  The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA.  Income from non-qualifying activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%).  During the years ended December 31, 2019, 2018 and 2017, there was no income tax recorded by GSPL.

During 2018, the Company established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark.  Genco Shipping A/S was subject to corporate taxes in Denmark a rate of 22% during 2018 and 2019.  During the years ended December 31, 2019 and 2018, Genco Shipping A/S recorded $241 and $79, respectively, of income tax in Other income (expense) in the Consolidated Statements of Operations.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned all of its voyage revenues from 170, 182 and 102 customers during the years ended December 31, 2019, 2018 and 2017.

For the years ended December 31, 2019 and 2018, there were no customers that individually accounted for more than 10% of voyage revenues. For the year ended December 31, 2017, there were two customers that individually accounted for more than 10% of voyage revenues; Swissmarine Services S.A., including its subsidiaries (“Swissmarine”) and Clipper Group, including Clipper Bulk Shipping, the Clipper Logger Pool and the Clipper Sapphire Pool (“Clipper”), which represented 15.09% and 10.98% of voyage revenues, respectively.

At December 31, 2019 and 2018, the Company maintains all of its cash and cash equivalents with four financial institutions.  None of the Company’s cash and cash equivalent balance is covered by insurance in the event of default by these financial institutions.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2019 and 2018 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.  See Note 8 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”).  This ASU adds or clarifies the guidance in ASC 230 – Statement of Cash Flows regarding the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years and early adoption is permitted.  This ASU shall be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company adopted ASU 2016-15 during the first quarter of 2018.  The retrospective application of ASU 2016-15 resulted in insurance proceeds for protection and indemnity claims and loss of hire claims to be separately disclosed in the cash flows from operating activities and resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities.  These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expenses and other current assets.  Additionally, as part of ASU 2016-15, any cash payments for debt prepayment or debt extinguishment costs (including third party costs, premiums paid and other fees paid to lenders) must be classified as cash outflows for financing activities.  Lastly, for any debt instruments that contain interest payable in-kind, any cash payments attributable to the payment of in-kind interest will be classified as cash outflows for operating activities.  There were no cash payments for in-kind interest during the years ended December 31, 2019 and 2017.  Refer to the Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which replaced the existing guidance in ASC 840 – Leases (“ASC 840”).  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability for leases with lease terms of more than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense.  Accounting by lessors will remain largely unchanged from current U.S. GAAP.  The requirements of this standard include an increase in required disclosures.  This ASU was effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Lessees and lessors were required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provided clarifications and improvements to ASC 842, including allowing entities to elect an additional transition method with which to adopt ASC 842.  The approved transition method enables entities to apply the transition requirements at the effective date of ASC 842 (rather than at the beginning of the earliest comparative period presented as currently required) with the effect of the initial application of ASC 842 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption.  As a result, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, including the disclosure requirements of ASC 840.   The Company adopted ASC 842 on January 1, 2019 using this transition method.

The new guidance provides a number of optional practical expedients in the transition.  The Company had elected the package of practical expedients, which among other things, allows the carryforward of the historical lease classification. Further, upon implementation of the new guidance, the Company has elected the practical expedients to combine lease and non-lease components and to not recognize right-of-use assets and lease liabilities for short-term leases.  Upon adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset of $9,710  and an operating lease liability of $13,095 in the Consolidated Balance Sheets.  Refer to Note 13 — Leases for further information regarding our operating lease agreement and the effect of the adoption of ASC 842 from a lessor perspective.

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

3 - CASH FLOW INFORMATION

For the year ended December 31, 2019, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $548 for the Purchase of vessels and ballast water treatment systems, including deposits, $9,520 for the Purchase of scrubbers, $413 for the Purchase of other fixed assets and $118 for the Net proceeds from sale of vessels.  For the year ended December 31, 2019, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $74 for Cash dividends paid.

For the year ended December 31, 2018, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,228 for the Purchase of vessels and ballast water treatment systems, including deposits, $428 for the Purchase of Scrubbers, $262 for the Net proceeds from sale of vessels and $360 for the Purchase of other fixed assets.  For the year ended December 31, 2018, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $105 for the Payment of common stock issuance costs and $1 for Payment of deferred financing costs.

For the year ended December 31, 2017, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $36 for the Purchase of other fixed assets.

Professional fees and trustee fees incurred related to the Company’s emergence of bankruptcy on July 9, 2014 in the amount of $0 were recognized by the Company in Reorganization items, net for the year ended December 31, 2017.  During this period, $25 of professional fees and trustee fees were paid through December 31, 2017 and $0 is included in Accounts payable and accrued expenses as of December 31, 2017.

During the year ended December 31, 2019, the Company made a reclassification of $10,303 from Vessels, net of accumulated depreciation and Fixed assets, net of accumulated depreciation and amortization to Vessels held for sale due to the approval by the Board of Directors to sell the Genco Thunder prior to December 31, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the year ended December 31, 2018, the Company made a reclassification of $5,702 from Vessels, net of accumulated depreciation to Vessels held for sale due to the approval by the Board of Directors to sell the Genco Vigour prior to December 31, 2018.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the years ended December 31, 2019, 2018 and 2017, cash paid for interest, excluding the PIK interest paid as a result of the refinancing of the $400 Million Credit Facility, was $28,376,  $30,167 and $25,098, respectively.  Refer to Note 7 — Debt.

During the years ended December 31, 2019, 2018 and 2017, there was no cash paid for estimated income taxes.

On May 15, 2019, the Company issued 29,580 restricted stock units to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $255.

On March 4, 2019, the Company issued 106,079 restricted stock units and options to purchase 240,540 shares of the Company’s stock at an exercise price of $8.065, as adjusted for the special dividend declared on November 5, 2019, to certain individuals. The fair value of these restricted stock units and stock options were $890 and $904, respectively.

On May 15, 2018, the Company issued 14,268 restricted stock units to certain members of the Board of Directors.  These restricted stock units vested on May 15, 2019. The aggregate fair value of these restricted stock units was $255.

On February 27, 2018, the Company issued 37,436 restricted stock units and options to purchase 122,608 shares of the Company’s stock at an exercise price of $13.365, as adjusted for the special dividend declared on November 5, 2019, to certain individuals.  The fair value of these restricted stock units and stock options were $512 and $926, respectively.

On May 17, 2017, the Company issued 25,197 restricted stock units to certain members of the Board of Directors.  These restricted stock units vested on May 15, 2018.  The aggregate fair value of these restricted stock units was $255.

On March 23, 2017, the Company issued 292,398 restricted stock units and options to purchase 133,000 shares with an exercise price of $10.805, as adjusted for the special dividend declared on November 5, 2019, per share to John C. Wobensmith, Chief Executive Officer and President.  The fair value of these restricted stock units and stock options were $3,254 and $853, respectively.

Refer to Note 16 — Stock-Based Compensation for further information regarding the aforementioned grants.

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

Vessel Dispositions

On November 4, 2019, the Company entered into an agreement to sell the Genco Raptor, a 2007-built Panamax vessel, for $10,200 less a 2.0% broker commission payable to a third party.  The sale was completed on December 11, 2019.  The Genco Raptor served as collateral under the $495 Million Credit Facility; therefore, $6,045 of the net proceeds received from the sale will remain classified as restricted cash for 180 days following the sale date, which has been reflected as current restricted cash in the Consolidated Balance Sheets as of December 31, 2019.  That amount can be used to towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 180 day period, the Company will be required to use the proceeds as a loan prepayment.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, a 2007-built Panamax vessel, for $10,400 less a 2.0% broker commission payable to a third party.  The sale is expected to be completed during the first quarter of 2020.  The vessel assets have been classified as held for sale in the Consolidated Balance Sheets as of December 31, 2019.  The Genco Thunder serves as collateral under the $495 Million Credit Facility.

On September 20, 2019, the Company entered into an agreement to sell the Genco Champion, a 2006-built Handysize vessel, for $6,600 less a 3.0% broker commission payable to a third party.  The sale was completed on October 21, 2019.  On August 2, 2019, the Company entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  The sale was completed on October 10, 2019.  The Genco Champion and Genco Challenger served as collateral under the $495 Million Credit Facility; therefore, $6,880 of the net proceeds from the sale of these two vessels was required to be used as a loan prepayment since a replacement vessel was not going to be added as collateral within 180 days following the sales dates. Refer to Note 7 — Debt for further information.

On November 23, 2018, the Company entered into an agreement to sell the Genco Vigour, a 1999-built Panamax vessel, to a third party for $6,550 less a 2.0% broker commission payable to a third party.  The sale was completed on January 28, 2019.  The vessel assets were classified as held for sale in the Consolidated Balance Sheets as of December 31, 2018.

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

On August 30, 2018, the Company entered into an agreement to sell the Genco Cavalier, a 2007-built Supramax vessel, to a third party for $10,000 less a 2.5% broker commission payable to a third party.  The sale was completed on October 16, 2018.  This vessel served as collateral under the $495 Million Credit Facility; therefore, $4,947 of the net proceeds received from the sale remained classified as restricted cash for 180 days following the sale date which was reflected as current restricted cash in the Consolidated Balance Sheets as of December 31, 2018.  That amount could be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel was not added as collateral within such 180 day period, the Company was required to use the proceeds as a loan prepayment.  On April 15, 2019, the Company utilized these proceeds as a loan prepayment under the $495 Million Credit Facility, refer to Note 7 — Debt.

On July 24, 2018, the Company entered into an agreement to sell the Genco Surprise, a 1998-built Panamax vessel, for $5,300 less a 3.0% broker commission payable to a third party.  The sale was completed on August 7, 2018.

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

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 16 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  There were 162,097,  149,170 and 226,931 shares of restricted stock and restricted stock units excluded from the computation of diluted net loss per share during the years ended December 31, 2019, 2018 and 2017, respectively, because they were anti-dilutive.  There were 496,148,  255,608 and 133,000 stock options excluded from the computation of diluted net loss per share during the years ended December 31, 2019, 2018 and 2017, respectively, because they were anti-dilutive. (refer to Note 16 — Stock-Based Compensation)

The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 16 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants have a 7-year term which commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  There were no unvested MIP Warrants during the years ended December 31, 2019, 2018 and 2017 excluded from the computation of diluted net loss per share because they were anti-dilutive.  There were 3,936,761 equity warrants excluded from the computation of diluted net loss per share during the years ended December 31, 2019, 2018 and 2017 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Years Ended December 31,
	2019	2018	2017

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,762,893	38,382,599	34,242,631

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,762,893	38,382,599	34,242,631

Dilutive effect of warrants	—	—	—

Dilutive effect of stock options	—	—	—

Dilutive effect of restricted stock awards	—	—	—

Weighted-average common shares outstanding, diluted	41,762,893	38,382,599	34,242,631

6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2019, 2018 and 2017, the Company did not identify any related party transactions.

7 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2019	2018
Principal amount	$495,824	$551,420
Less: Unamortized debt financing costs	(13,094)	(16,272)
Less: Current portion	(69,747)	(66,320)

Long-term debt, net	$412,983	$468,828

	December 31, 2019		December 31, 2018
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$395,724	$11,642	$445,000	$14,423
$108 Million Credit Facility	100,100	1,452	106,420	1,849

Total debt	$495,824	$13,094	$551,420	$16,272

As of December 31, 2019 and 2018, $13,094 and $16,272 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets.  Amortization expense for deferred financing costs for the years ended December 31, 2019, 2018 and 2017 was $3,788,  $3,035 and $2,325, respectively.  This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

Effective June 5, 2018, the portion of the unamortized deferred financing costs for the $400 Million Credit Facility and 2014 Term Loan Facilities that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $495 Million Credit Facility in accordance with ASC 470-50.  During the year ended December 31, 2018, the Company paid $2,962 of debt extinguishment costs in relation to the refinancing of the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities with the $495 Million Credit Facility.

On November 5, 2019, the Company entered into amendments with its lenders to the dividend covenants of the credit agreements for the $495 Million Credit Facility and the $108 Million Credit Facility.  Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  The Company may pay dividends or repurchase stock under these facilities to the extent its total cash and cash equivalents are greater than $100,000 and 18.75% of our total indebtedness, whichever is higher; if the Company cannot satisfy this condition, the Company is subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35,000 of the scrubber tranche under the $495 Million Credit Facility is assumed to be drawn.

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

As of December 31, 2019, there was no availability under the $108 Million Credit Facility.  Total debt repayments of $6,320 and $1,580 were made during the years ended December 31, 2019 and 2018, respectively, under the $108 Million Credit Facility.  There were  no debt repayments made during the year ended December 31, 2017.  As of December 31, 2019 and 2018, the total outstanding net debt balance was $98,648 and $104,571, respectively.

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

•

Pursuant to the November 5, 2019 amendment, the Company may pay dividends or repurchase stock to the extent the Company’s total cash and cash equivalents are greater than $100,000 and 18.75% of its total indebtedness, whichever is higher; if the Company cannot satisfy this condition, the Company is subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter.

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

As of December 31, 2019, the Company was in compliance with all of the financial covenants under the $108  Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $100,100 at December 31, 2019 under the $108 Million Credit Facility:

Year Ending December 31,	Total

2020	$6,320
2021	6,320
2022	6,320
2023	81,140

Total debt	$100,100

$495 Million Credit Facility

On May 31, 2018, the Company entered into a five-year senior secured credit facility for an aggregate amount of up to $460,000 with Nordea Bank AB (publ), New York Branch (“Nordea”), as Administrative Agent and Security Agency, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S as Bookrunners and Mandated Lead Arrangers.  Deutsche Bank AG Filiale Deutschlandgeschäft, and CTBC Bank Co. Ltd. are Co-Arrangers under this facility.  On June 5, 2018, proceeds of $460,000 under this facility were used, together with cash on hand, to refinance all of the Company’s existing credit facilities (the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities. as defined below) into one facility, and pay down the debt on seven of the Company’s oldest vessels, which have been identified for sale.

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

On November 15, 2019, the Company utilized $6,880 of the proceeds from the sale of the Genco Challenger and Genco Champion which were sold during the fourth quarter of 2019 as a loan prepayment under the $495 Million Credit Facility.  Additionally, on April 15, 2019, the Company utilized $4,947 of the proceeds from the sale of the Genco Cavalier that was classified as restricted cash as of December 31, 2018 as a loan prepayment under the $495 Million Credit Facility.  Under the terms of the $495 Million Credit Facility, the amount received from the proceeds of the sale of a collateralized vessel can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  However, since a replacement vessel was not added as collateral within the 180 day period stipulated in the $495 Million Credit Facility, the Company was required to utilize the proceeds as a loan prepayment.

On May 10, 2019 and July 5, 2019, the Company prepaid $15,000 for the amortization payment originally scheduled for June 30, 2019 and September 30, 2019, respectively.  As the prepayment amounts exceeded the revised scheduled quarterly amortization payment, the excess payment was applied to the next scheduled quarterly amortization payment due as per the repayment schedule.

As of December 31, 2019, there was $12,525 of availability under the $495 Million Credit Facility.  Total debt repayments of $70,776 and $15,000 were made during the years ended December 31, 2019 and 2018, respectively, under the $495 Million Credit Facility.  There were no debt repayments made during the year ended December 13, 2017.  As of

December 31, 2019 and December 31, 2018, the total outstanding net debt balance was $384,082 and $430,577, respectively.

The $495 Million Credit Facility provides for the following key terms in relation to the $460,000 tranche:

•	The final maturity date is May 31, 2023.

•

Borrowings bear interest at LIBOR plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.  Original scheduled amortization payments were  $15,000 per quarter commencing on December 31, 2018, with a final payment of $190,000 due on the maturity date.  As a result of the loan prepayments for the vessel sales as noted above, scheduled amortization payments were recalculated in accordance with the terms of the facility.  Scheduled amortization payments were revised to $14,321 which commenced on December 30, 2019, with a final payment of $188,049 due on the maturity date.

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

•

The tranche is subject to equal consecutive quarterly repayments commencing on the last day of the fiscal quarter ending March 31, 2020 in an amount reflecting a repayment profile whereby the loans shall have been repaid after four years calculated from March 31, 2020. Assuming that the full $35,000 is borrowed, each quarterly repayment amount was originally scheduled to be equal to $2,500.  However, as a result of the loan prepayments for the vessel sales as noted above, the availability under the $35,000 tranche was reduced to $34,025.  Assuming that the full $34,025 is borrowed, scheduled quarterly repayments would be approximately $2,430 commencing March 31, 2020.

The $495 Million Credit Facility provides for the following key terms:

•

Pursuant to the November 5, 2019 amendment, the Company may pay dividends or repurchase stock to the extent the Company’s total cash and cash equivalents are greater than $100,000 and 18.75% of the Company’s total indebtedness, whichever is higher; if the Company cannot satisfy this condition, the Company is subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter, with the full commitment of up to $35,000 of the scrubber tranche assumed to be drawn.

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

As of December 31, 2019, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $395,724 at December 31, 2019 under the $495 Million Credit Facility:

Year Ending December 31,	Total

2020	$63,427
2021	63,427
2022	63,427
2023	205,443

Total debt	$395,724

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

The $400 Million Credit Facility had a maturity date of November 15, 2021 and the principal borrowed under the facility bore interest at LIBOR for an interest period of three months plus a margin of 3.75%.  The Company had the option to pay 1.50% of such rate in-kind (“PIK interest”) through December 31, 2018, of which was payable on the maturity date of the facility.  The Company opted to make the PIK interest election through September 29, 2017. As of December 31, 2019 and 2018, the Company did not have any PIK interest recorded.  The $400 Million Credit Facility originally had scheduled amortization payments of (i) $100 per quarter through December 31, 2018, (ii) $7,610 per quarter from March 31, 2019 through December 31, 2020, (iii) $18,571 per quarter from March 31, 2021 through September 30, 2021 and (iv) $282,605 upon final maturity on November 15, 2021, which did not include PIK interest.   Pursuant to the credit facility agreement, upon the payment of any excess cash flow to the lenders (see below), the scheduled repayments were adjusted to reflect the reduction of future amortization amounts.

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

The $400 Million Credit Facility required the Company to comply with a number of covenants substantially similar to those in the Company’s other credit facilities, including financial covenants related to debt to total book capitalization, minimum working capital, minimum liquidity, and dividends; collateral maintenance requirements (as described above); and other customary covenants.  The Company was required to maintain a ratio of total indebtedness to total capitalization of not greater than 0.70 to 1.00 at all times.  Minimum working capital as defined in the $400 Million Credit Facility was not to be less than $0 at all times.  The $400 Million Credit Facility had minimum liquidity requirements at all times for all vessels in its fleet of (i) $250 per vessel to and including December 31, 2018, (ii) $400 per vessel from January 1, 2019 to and including December 31, 2019 and (iii) $700 per vessel from January 1, 2020 and thereafter. The Company was prohibited from paying dividends without lender consent through December 31, 2020.  The Company was able to establish non-recourse subsidiaries to incur indebtedness or make investments, but it was restricted from incurring indebtedness or making investments (other than through non-recourse subsidiaries).  Excess cash from the collateralized vessels under the $400 Million Credit Facility was subject to a cash sweep.  The cash flow sweep was 100% of excess cash flow through December 31, 2018, 75% through December 31, 2020 and the lesser of 50% of excess cash flow or an amount that would reflect a 15-year average vessel age repayment profile thereafter; provided no prepayment under the cash sweep was required from the first $10,000 in aggregate of the prepayments otherwise required under the cash sweep.  During the years ended December 31, 2019 and 2018, the Company repaid $0 and $15,428, respectively, for the excess cash flow sweep.

There were no debt repayments made during the year ended December 31, 2019 under the $400 Million Credit Facility.  Total debt repayments of $404,941 (which includes $5,341 of PIK interest) and $400 were made during the years ended December 31, 2018 and 2017, respectively, under the $400 Million Credit Facility.

On June 5, 2018, the $400 Million Credit Facility was refinanced with the $495 Million Credit Facility; refer to the “$495 Million Credit Facility” section above.  At December 31, 2019 and 2018, there was no outstanding debt under the $400 Million Credit Facility.

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

There were no debt repayments made during the year ended December 31, 2019 under the $98 Million Credit Facility.  Total debt repayments of $93,939 and $1,332 were made during the years ended December 31, 2018 and 2017, respectively.

On June 5, 2018, the $98 Million Credit Facility was refinanced with the $495 Million Credit Facility; refer to the “$495 Million Credit Facility” section above.  At December 31, 2019 and 2018, there was no outstanding debt under the $98 Million Credit Facility.

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

There were no debt repayments made during the year ended December 31, 2019 under the 2014 Term Loan Facilities.  Total debt repayments of $25,544 and $2,763 were made during the years ended December 31, 2018 and 2017, respectively, under the 2014 Term Loan Facilities.

On June 5, 2018, the 2014 Term Loan Facilities were refinanced with the $495 Million Credit Facility; refer to the “$495 Million Credit Facility” section above.  At December 31, 2019 and 2018, there was no outstanding debt under the 2014 Term Loan Facilities.

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the costs associated with unused commitment fees, if applicable. The following tables also include the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Years Ended December 31,
	2019	2018	2017
Effective Interest Rate	5.31%	5.71%	5.29%
Range of Interest Rates (excluding unused commitment fees)	4.05 % to 5.76%	3.83 % to 8.43%	3.36 % to 7.82%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 13 — Leases), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit.  As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum.  During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum.  The letter of credit outstanding was $300 as of December 31, 2019 and 2018 at a fee of 1.375% per annum.  The letter of credit is cancelable on each renewal date provided the landlord is given 30 days minimum notice.  As of December 31, 2019 and 2018, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015.  These amounts have been recorded as restricted cash included in total noncurrent assets in the Consolidated Balance Sheets as of December 31, 2019 and 2018.

-

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at December 31, 2019 and 2018 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2019		December 31, 2018
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$155,889	$155,889	$197,499	$197,499
Restricted cash	6,360	6,360	5,262	5,262
Floating rate debt	495,824	495,824	551,420	551,420

The carrying value of the borrowings under the $495 Million Credit Facility and the $108 Million Credit Facility as of December 31, 2019 and 2018  approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 7 — Debt for further information regarding the Company’s credit facilities.  The $495 Million Credit Facility was utilized to refinance the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities on June 5, 2018 and was subsequently amended on February 28, 2019 and November 5, 2019.  The carrying amounts of the Company’s other financial instruments at December 31, 2019 and 2018 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties.  Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third party quotes, which are based off of various data points, including comparable sales of similar vessels, which are Level 2 inputs.  During the year ended December 31, 2019, the vessel assets for five of the Company’s vessels were written down as part of the impairment recorded during the year ended December 31, 2019.  Additionally, during the year ended December 31, 2018, the vessels assets for ten of the Company’s vessels were written down as part of the impairment recorded during the year ended December 31, 2018.  Lastly, during the year ended December 31, 2017, the vessel assets for six of the Company’s vessels were written down as part of the impairment recorded during the year ended December 31, 2017.  The vessel held for sale as of December 31, 2019 was written down as part of the impairment recorded during the year ended December 31, 2019.  The vessel held for sale as of December 31, 2018 was written down as part of the impairment recorded during the year ended December 31, 2017 and there were no additional adjustments required as of December 31, 2018 when the held for sale criteria was met. Refer to “Impairment of long-lived assets” and “Vessels held for sale” sections in Note 2 — Summary of Significant Accounting Policies.

Nonrecurring fair value measurements also include impairment tests conducted by the Company during the year ended December 31, 2019 of its operating lease right-of use asset.  The fair value determination for the operating lease right-of-use asset was based on third party quotes, which is considered a Level 2 input.  During the year ended December 31, 2019, the operating lease right-of-use asset was written down as part of the impairment of right-of-use asset recorded during the year ended December 31, 2019.  Refer to Note 13 — Leases. The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2019 and 2018.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2019	2018
Vessel stores	$638	$597
Capitalized contract costs	1,952	2,289
Prepaid items	2,870	3,426
Insurance receivable	2,039	851
Advance to agents	1,162	1,109
Other	1,388	2,177
Total prepaid expenses and other current assets	$10,049	$10,449

10 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2019	2018
Fixed assets, at cost:
Vessel equipment	$7,288	$2,873
Furniture and fixtures	467	462
Leasehold improvements	100	—
Computer equipment	275	236
Total costs	8,130	3,571
Less: accumulated depreciation and amortization	(2,154)	(1,281)
Total fixed assets, net	$5,976	$2,290

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2019	2018
Accounts payable	$26,040	$15,110
Accrued general and administrative expenses	4,105	4,298
Accrued vessel operating expenses	19,459	9,735
Total accounts payable and accrued expenses	$49,604	$29,143

12 – VOYAGE REVENUE

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters, spot market-related time charters and vessel pools, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2019, 2018 and 2017, the Company earned $389,496,  $367,522 and $209,698 of voyage revenue, respectively.  $2,325 of net profit sharing revenue was included in voyage revenue for the year ended December 31, 2017.  There was no profit sharing revenue earned during the years ended December 31, 2019 and 2018.

On January 1, 2018, the Company adopted the revenue recognition guidance under ASC 606 (refer to Note 2 — Summary of Significant Accounting Policies) using the modified retrospective method applied to contracts that were not completed as of January 1, 2018.  The financial results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and will be continued to be reported under previous guidance.

As a result of the adoption of the new revenue recognition guidance on January 1, 2018, the Company recorded a net increase to the opening retained deficit of $659 for the cumulative impact of adopting the new guidance.  The impact related primarily to the change in accounting for spot market voyage charters.  Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the latter of when the vessel departed from its last discharge port and when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port.  As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606.  Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842.  Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered-in.  The fuel consumption and any port expenses incurred prior to arrival at the load port during this period is capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses.  Similarly, for any third party vessels that are chartered-in, the charter hire expenses during this period are capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses. Refer also to Note 9 — Prepaid Expenses and Other Current Assets.  All of the revenue for spot market voyage charters that was included in Deferred revenue (contract liability) in the Consolidated Balance Sheet as of January 1, 2018 when ASC 606 was adopted has been recognized during the year ended December 31, 2018.

During time charter agreements, including fixed rate time charters and spot market-related time charters, the charterers have substantive decision-making rights to direct how and for what purpose the vessel is used.  As such, the Company has identified that time charter agreements contain a lease in accordance with ASC 842.  During time charter agreements, the Company is responsible for operating and maintaining the vessels.  These costs are recorded as vessel operating expenses in the Consolidated Statements of Operations.  The Company has elected the practical expedient that allows the Company to combine lease and non-lease components under ASC 842 as the Company believes (1) the timing and pattern of recognizing revenues for operating the vessel is the same as the timing and pattern of recognizing vessel leasing revenue; and (2) the lease component, if accounted for separately, would be classified as an operating lease.

Total voyage revenue recognized in the Consolidated Statements of Operations includes the following:

	For the Year Ended
	December 31,
	2019	2018	2017
Lease revenue	$108,096	$168,392	$181,249
Spot market voyage revenue	281,400	199,130	28,449
Total voyage revenues	$389,496	$367,522	$209,698

13 – LEASES

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

In addition, during October 2017 the Company entered into a lease for office space in Singapore that expired in January 2019.  A lease was signed for a new office space in Singapore effective January 17, 2019 for a three-year term.

Lastly, during July 2018, the Company entered into a lease for office space in Copenhagen, which commenced on July 1, 2018 and ended on April 30, 2019.  A lease was signed for a new office space in Copenhagen effective May 1, 2019 for a minimum period ending May 1, 2023.

The Company adopted ASC 842 using the transition method on January 1, 2019 (refer to Note 2 — Summary of Significant Accounting Policies) and has identified these leases as operating leases.  Variable rent expense, such as utilities and escalation expenses, are excluded from the determination of the operating lease liability and the Company has deemed these insignificant.  The Company used its incremental borrowing rate as the discount rate under ASC 842 since the rate implicit in the lease cannot be readily determined.

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025.  There was a free base rental period for the first four and a half months commencing on July 26, 2019.  Following the expiration of the free base rental period, the monthly base sublease income will be $102 per month until September 29, 2025.  The sublease income for the portion of the leased space is less than the lease payments due for the space, which has been identified as an indicator of impairment under ASC 360.  As such, the right-of-use asset for the subleased portion of the space was written down to its fair value during the second quarter of 2019 which resulted in $223 of impairment charges which has been recorded in Impairment of right-of-asset in the Consolidated Statements of Operations during the year ended December 31, 2019.  Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Consolidated Statements of Operations.  There was $72 of sublease income recorded during the year ended December 31, 2019.  There was no sublease income recorded for this sublease agreement during the years ended December 31, 2018 and 2017.

There was $1,884 of operating lease costs recorded during the year ended December 31, 2019 which was recorded in General and administrative expenses in the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheets information related to the Company’s operating leases as of December 31, 2019 is as follows:

December 31,
2019
Operating Lease:
Operating lease right-of-use asset	$8,241

Current operating lease liabilities	$1,677
Long-term operating lease liabilities	9,826
Total operating lease liabilities	$11,503

Weighted average remaining lease term (years)	5.75
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

December 31,
2019
2020	$2,230
2021	2,230
2022	2,230
2023	2,378
2024	2,453
Thereafter	1,839
Total lease payments	13,360
Less imputed interest	(1,857)
Present value of lease liabilities	$11,503

Maturities of operating lease liabilities as of December 31, 2018 are as follows:

December 31,
2018
2019	$2,230
2020	2,230
2021	2,230
2022	2,230
2023	2,378
Thereafter	4,292
Total lease payments	15,590

Supplemental Condensed Consolidated Cash Flow information related to leases are as follows:

For the
Year Ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$2,230

Under the previous leasing guidance under ASC 840, the Company had deferred rent at December 31, 2018 of $3,468.  Rent expense pertaining to this lease for the years ended December 31, 2018 and 2017 under ASC 840 was $1,808 during each year.

During the second quarter of 2018, the Company began chartering-in third-party vessels.  Under ASC 842, the Company is the lessee in these agreements.  The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the year ended December 31, 2019, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the years ended December 31, 2019 and 2018 for these charter-in agreements.

14 - COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 42 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels, $0.6 million for Supramax vessels and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded $12,783 and $1,804 in Vessel assets in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, respectively, related to BWTS additions.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels.  The Company completed scrubber installation on 16 of its Capesize vessels during the year ended December 31, 2019 and the remaining one Capesize vessel on January 17, 2020. The cost of each scrubber varied according to the specifications of the Company’s vessels and technical aspects of the installation, among other variables.  These costs are being capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded $41,270 and $428 in Vessel assets in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, respectively, related to scrubber additions.  The Company has entered into an amendment to the $495 Million Credit Facility to provide financing to cover a portion of these expenses, refer to Note 7 — Debt for further information.

15 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to U.S. based full-time employees who meet the plan’s eligibility requirements.  This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching $1.17 for each dollar contributed up to the first six percent of each employee’s salary.  The matching contribution vests immediately.  For the years ended December 31, 2019, 2018 and 2017, the Company’s matching contributions to this plan were $399,  $380 and $385, respectively.

16 - STOCK-BASED COMPENSATION

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

On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant can be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches for 238,066,  246,701, and 370,979 and have exercise prices,  as adjusted for the special dividend declared on November 5, 2019, of $247.01511 (the “$247.02 Warrants”), $273.89981 (the “$273.90 Warrants”) and $325.95317 (the “$325.95 Warrants”) per whole share, respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $247.02 Warrants, $6.63 for the $273.90 Warrants and $5.63 for the $325.95 Warrants. The warrant values were based upon a calculation using the Black-Scholes-Merton option pricing formula. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, cost of capital interest rate and expected life of the instrument. The Company has determined that the warrants should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes-Merton option pricing formula against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. The Black-Scholes-Merton option pricing formula used a volatility of 43.91% (representing the six-year volatility of a peer group), a risk-free interest rate of 1.85% and a dividend rate of 0%.  The aggregate fair value of these awards upon emergence from bankruptcy was $54,436. The warrants vested 33.33% on each of the first three anniversaries of the grant date, with accelerated vesting upon a change in control of the Company.

For the years ended December 31, 2019, 2018 and 2017 the Company recognized amortization expense of the fair value of these warrants, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2019	2018	2017
General and administrative expenses	$—	$—	$902

As of December 31, 2019 and 2018, there was no unamortized stock-based compensation for the warrants and all warrants were vested. The following table summarizes the unvested warrant activity for the year ended December 31, 2017:

For the Year Ended December 31,
2017
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Fair
	Warrants	Price	Value
Outstanding at January 1 - Unvested	713,122	$303.12	$6.36
Granted	—	—	—
Exercisable	(713,122)	303.12	6.36
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31 - Unvested	—	$—	$—

The following table summarizes certain information about the warrants outstanding as of December 31, 2019:

Warrants Outstanding and Unvested,			Warrants Outstanding and Exercisable,
December 31, 2019			December 31, 2019
		Weighted			Weighted
	Weighted	Average		Weighted	Average
	Average	Remaining		Average	Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Warrants	Price	Life	Warrants	Price	Life

—	$—	—	8,557,461	$288.99	0.60

As of December 31, 2019 and 2018, a total of 8,557,461 of warrants were outstanding.

The nonvested stock awards granted under the MIP vested ratably on each of the three anniversaries of August 7, 2014.  The nonvested stock awards issued under the MIP have a grant date price that represents the stock price on that date. As of December 31, 2019 and 2018, all stock awards granted under the MIP were vested.

The table below summarizes the Company’s nonvested stock awards for the year ended December 31, 2017 that were issued under the MIP:

For the Year Ended December 31,
2017
Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1	9,255	$200.00
Granted	—	—
Vested	(9,255)	200.00
Forfeited	—	—

Outstanding at December 31	—	$—

The total fair value of MIP restricted shares that vested during the years ended December 31, 2019, 2018 and 2017 was $0,  $0 and $106, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized nonvested stock amortization expense for the MIP restricted shares, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2019	2018	2017
General and administrative expenses	$—	$—	$368

The Company amortized these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2019 and 2018, there was no unrecognized compensation cost.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of December 31, 2019, the Company has awarded restricted stock units,  restricted stock and stock options under the 2015 Plan.

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

Stock Options

On March 23, 2017, the Company issued options to purchase 133,000 of the Company’s shares of common stock to John C. Wobensmith, Chief Executive Officer and President, with an exercise price of $10.805 per share,  as adjusted for the special dividend declared on November 5, 2019.  One third of the options become exercisable on each of the first three anniversaries of October 15, 2016, with accelerated vesting upon a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $6.41 per share, or $853 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 79.80% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate due to limited trading history since emergence from bankruptcy), a risk-free interest rate of 1.68%, a dividend yield of 0%, and expected life of 3.78 years (determined using the simplified method as outlined in Staff Accounting Bulletin 14 – Share-Based Payment (“SAB Topic 14”) due to lack of historical exercise data).

On February 27, 2018, the Company issued options to purchase 122,608 of the Company’s shares of common stock to certain individuals with an exercise price of $13.365 per share, as adjusted for the special dividend declared on November 5, 2019.  One third of the options become exercisable on each of the first three anniversaries of February 27, 2018, with accelerated vesting that may occur following a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $7.55 per share, or $926 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 71.94% (representing a blend of the Company’s historical volatility and a peer-based volatility estimate due to limited trading history post recapitalization of the Company in November 2016), a risk-free interest rate of 2.53%, a dividend yield of 0%, and expected life of 4.00 years (determined using the simplified method as outlined in SAB Topic 14 due to lack of historical exercise data).

On March 4, 2019, the Company issued options to purchase 240,540 of the Company’s shares of common stock to certain individuals with an exercise price of $8.065 per share,  as adjusted for the special dividend declared on November 5, 2019.  One third of the options become exercisable on each of the first three anniversaries of March 4, 2019, with accelerated vesting that may occur following a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes-Merton pricing formula, resulting in a value of $3.76 per share, or $904 in the aggregate.  The assumptions used in the Black-Scholes-Merton option pricing formula are as follows: volatility of 55.23% (representing the Company’s historical volatility), a risk-free interest rate of 2.49%, a dividend yield of 0%, and expected life of 4.00 years (determined using the simplified method as outlined in SAB Topic 14 due to lack of historical exercise data).

For the years ended December 31, 2019, 2018 and 2017, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2019	2018	2017
General and administrative expenses	$850	$731	$512

Amortization of the unamortized stock-based compensation balance of $590 as of December 31, 2019 is expected to be expensed $431,  $142 and $17 during the years ended December 31, 2020, 2021 and 2022, respectively.  The following table summarizes the unvested option activity for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019			2018			2017
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average	Number	Average	Average
	of	Exercise	Fair	of	Exercise	Fair	of	Exercise	Fair
	Options	Price	Price	Options	Price	Price	Options	Price	Price
Outstanding at January 1 - Unvested	166,942	$13.01	7.25	88,667	$11.13	6.41	—	$—	—
Granted	240,540	8.33	3.76	122,608	13.69	7.55	133,000	11.13	6.41
Exercisable	(85,203)	12.36	6.96	(44,333)	11.13	6.41	(44,333)	11.13	6.41
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—

Outstanding at December 31 - Unvested	322,279	$9.41	$4.72	166,942	$13.01	$7.25	88,667	$11.13	$6.41

The following table summarizes certain information about the options outstanding as of December 31, 2019, as adjusted for the special dividend declared on November 5, 2019:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2019			December 31, 2019
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$10.11	322,279	$9.41	4.92	173,869	$11.41	3.45

As of December 31, 2019 and 2018, a total of 496,148 and 255,608 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of December 31, 2019 and 2018,  326,247 and 216,304 shares, respectively, of the Company’s common stock were outstanding in respect of the RSUs.  Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.  On May 17, 2017, 18,234 shares of common stock were issued to Eugene Davis, the former Chairman of the Audit Committee, in respect to vested RSUs following his departure from the Board.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding at January 1	149,170	$12.42	220,129	$11.01	66,666	$5.10
Granted	140,914	8.50	51,704	14.84	317,595	11.05
Vested	(127,988)	12.10	(122,663)	10.92	(164,132)	8.68
Forfeited	—	—	—	—	—	—

Outstanding at December 31	162,096	$9.26	149,170	$12.42	220,129	$11.01

The total fair value of the RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $1,235,  $1,694 and $1,858, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2019:

Unvested RSUs			Vested RSUs
December 31, 2019			December 31, 2019
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
162,096	$9.26	1.67	422,223	$11.47

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2019, unrecognized compensation cost of $613 related to RSUs will be recognized over a weighted-average period of 1.67 years.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2019	2018	2017
General and administrative expenses	$1,207	$1,489	$2,241

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date.  As of December 31, 2019, all restricted stock awards under the 2015 Plan were vested.  The table below summarizes the Company’s nonvested stock awards for the years ended December 31, 2018 and 2017 that were issued under the 2015 Plan:

	For theYears Ended December 31,
	2018		2017
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Price	Shares	Date Price
Outstanding at January 1	6,802	$5.20	13,605	$5.20
Granted	—	—	—	—
Vested	(6,802)	5.20	(6,803)	5.20
Forfeited	—	—	—	—

Outstanding at December 31	—	$—	6,802	$5.20

The total fair value of shares that vested under the 2015 Plan during the years ended December 31, 2018 and 2017 was $60  and $71, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2019	2018	2017
General and administrative expenses	$—	$11	$30

17 - LEGAL PROCEEDINGS

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

18 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2019
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$93,464	$83,550	$103,776	$108,705
Operating (loss) income	(882)	(27,309)	(7,772)	7,560

Net (loss) income	(7,801)	(34,476)	(14,591)	882

Net (loss) earnings per share - basic (1)	$(0.19)	$(0.83)	$(0.35)	$0.02
Net (loss) earnings per share - diluted (1)	$(0.19)	$(0.83)	$(0.35)	$0.02
Dividends declared per share	$—	$—	$—	$0.50
Weighted average common shares outstanding - basic	41,726,106	41,742,301	41,749,200	41,832,942
Weighted average common shares outstanding - diluted	41,726,106	41,742,301	41,749,200	41,989,553

	2018
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$76,916	$86,157	$92,263	$112,185
Operating (loss) income	(48,398)	10,851	12,089	25,972

Net (loss) income	(55,813)	(1,120)	5,708	18,283

Net (loss) earnings per share - basic (1)	$(1.61)	$(0.03)	$0.14	$0.44
Net (loss) earnings per share - diluted (1)	$(1.61)	$(0.03)	$0.14	$0.44
Weighted average common shares outstanding - basic	34,577,990	35,516,058	41,618,187	41,704,296
Weighted average common shares outstanding - diluted	34,577,990	35,516,058	41,821,008	41,792,956

(1)	Amounts may not total to annual loss because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

(2)	Amounts may not total to annual amounts for the years ended December 31, 2019 and 2018 as reported in the Consolidated Statements of Operations due to rounding.

 19 - SUBSEQUENT EVENTS

On February 24, 2020, the Board of Directors determined to dispose of the Company’s ten Handysize vessels; the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit, at times and on terms to be determined in the future.  Given this decision, and that the estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel, we have adjusted the values of these older vessels to their respective fair market values during the first quarter of 2020 which will result in an impairment loss.

On February 25, 2020, the Company announced a regular quarterly dividend of $0.175 per share to be paid on or about March 16, 2020, to shareholders of record as of March 6, 2020.  The aggregate amount of the dividend is expected to be approximately $7,400, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On February 25, 2020, the Company’s Board of Directors awarded grants of 173,749 RSUs and options to purchase 344,568 shares of the Company’s stock at an exercise price of $7.06 to certain individuals under the 2015 Plan.  The awards generally vest ratably in one-third increments on the first three anniversaries of February 25, 2020.

On February 3, 2020, the Company entered into an agreement to sell the Genco Charger, a 2005-built Handysize vessel, to a third party for $5,150 less a 1.0% commission payable to a third party.  The sale of the Genco Charger was completed on February 24, 2020.  Refer to Note 2 — Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the year ended December 31, 2019.  This vessel served as collateral under the $495 Million Credit Facility; therefore, $3,471 of the net proceeds received from the sale will remain classified as restricted cash for 180 days following the sale date.  The amount can be used towards a loan prepayment under the facility or for the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 180 day period, the Company will be required to use the proceeds as a loan prepayment.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2019.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page 78 - 79 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting (as such term defined in Rules 13a‑15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2020

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019 (the “2019 Proxy Statement”)  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference to the text set forth in the 2020 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2020 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2020 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2020 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2020 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

2.3	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(2)

2.4	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)

2.5	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 10, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(3)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(6)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(7)

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.6	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

3.7	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

4.3	Description of Genco Shipping & Trading Limited’s Common Stock.(*)

10.1	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(10)

10.2	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(11)

10.3	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.4	Genco Shipping & Trading Limited 2014 Management Incentive Plan.(12)

10.5	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(13)

Exhibit	Document

10.6	Warrant Certificate No. W-4 dated as of August 7, 2014 and issued to John C. Wobensmith.(13)

10.7	Warrant Certificate No. W-5 dated as of August 7, 2014 and issued to John C. Wobensmith.(13)

10.8	Warrant Certificate No. W-6 dated as of August 7, 2014 and issued to John C. Wobensmith.(13)

10.9	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Apostolos Zafolias.(14)

10.10	Restricted Stock Grant Agreement dated as of August 7, 2014 between Genco Shipping & Trading Limited and Joseph Adamo.(14)

10.11	Warrant Certificate No. W-22 dated as of August 7, 2014 and issued to Apostolos Zafolias.(14)

10.12	Warrant Certificate No. W-23 dated as of August 7, 2014 and issued to Apostolos Zafolias.(14)

10.13	Warrant Certificate No. W-24 dated as of August 7, 2014 and issued to Apostolos Zafolias.(14)

10.14	Warrant Certificate No. W-31 dated as of August 7, 2014 and issued to Joseph Adamo.(14)

10.15	Warrant Certificate No. W-32 dated as of August 7, 2014 and issued to Joseph Adamo.(14)

10.16	Warrant Certificate No. W-33 dated as of August 7, 2014 and issued to Joseph Adamo.(14)

10.17	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(15)

10.18	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(19)

10.19	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(16)

10.20	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(16)

10.21	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.22	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Centerbridge Partners, L.P. or its affiliates.(18)

10.23	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Strategic Value Partners, LLC or its affiliates.(18)

10.24	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds managed by affiliates of Apollo Global Management, LLC.(18)

10.25	Separation Agreement, dated as of October 13, 2016, by and between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(18)

10.26	Release Agreement, dated as of October 13, 2016, by and between Genco Shipping & Trading Limited and Peter C. Georgiopoulos.(18)

Exhibit	Document
10.27	Purchase Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and the parties listed as Investors therein.(18)

10.28	Escrow Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and Wilmington Trust, National Association.(18)

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

10.31	Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(19)

10.32	Amended and Restated Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(19)

10.33	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.35	Letter Agreement dated August 7, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.36	Restricted Stock Unit Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.37	Option Grant to John C. Wobensmith dated March 23, 2017.(19)

10.38	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(21)

10.39	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.40	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(21)

10.41	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(21)

10.42	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.43	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(21)

Exhibit	Document
10.44	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Arthur L. Regan.(22)

10.45	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(22)

10.46	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Apostolos Zafolias.(22)

10.47	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Joseph Adamo.(22)

10.48	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Arthur L. Regan.(22)

10.49	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(22)

10.50	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Apostolos Zafolias.(22)

10.51	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Joseph Adamo.(22)

10.52

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

10.53	Form of Director Restricted Stock Unit Agreement dated as of May 15, 2019.(*)

10.54	Amendment to Restricted Stock Unit Agreements Pursuant to the Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(*)

10.55

Up to US$108,000,000 Senior Secured Credit Agreement dated August 14, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Crédit Agricole Corporate & Investment Bank, as Structurer and Bookrunner, Crédit Agricole Corporate & Investment Bank and Skandinaviska Enskilda Banken AB (Publ) as Mandated Lead Arrangers and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent. (23)

10.56

Amendment and Restatement Agreement dated as of February 28, 2019 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Delayed Draw Term Loan Lenders party thereto, the other Lenders party thereto, and Nordea Bank ABP, New York Branch, as Mandated Lead Arranger, Bookrunner, Administrative Agent, and Security Agent, pertaining to the $460 Million Credit Agreement.(24)

10.57

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent.(25)

Exhibit	Document
10.58

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Crédit Agricole Corporate And Investment Bank, as Administrative Agent and Security Agent.(25)

10.59	Genco Annual Incentive Plan adopted March 4, 2019.(24)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

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

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2016.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2018.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2018.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2020.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 27, 2020.

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