Form 10-Q
period 2020-03-31
GENCO SHIPPING & TRADING LTD
filed 2020-05-06
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2020: Common stock, par value $0.01 per share — 41,801,753 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$134,338	$155,889
Restricted cash	14,855	6,045
Due from charterers, net of a reserve of $665 and $1,064, respectively	15,004	13,701
Prepaid expenses and other current assets	10,865	10,049
Inventories	29,342	27,208
Vessels held for sale	23,129	10,303
Total current assets	227,533	223,195

Noncurrent assets:
Vessels, net of accumulated depreciation of $228,208 and $288,373, respectively	1,121,561	1,273,861
Deferred drydock, net of accumulated amortization of $6,993 and $11,862 respectively	17,704	17,304
Fixed assets, net of accumulated depreciation and amortization of $1,704 and $2,154, respectively	5,949	5,976
Operating lease right-of-use assets	7,904	8,241
Restricted cash	315	315
Total noncurrent assets	1,153,433	1,305,697

Total assets	$1,380,966	$1,528,892

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$34,170	$49,604
Current portion of long-term debt	72,962	69,747
Deferred revenue	7,818	6,627
Current operating lease liabilities	1,698	1,677
Total current liabilities:	116,648	127,655

Noncurrent liabilities:
Long-term operating lease liabilities	9,393	9,826
Long-term debt, net of deferred financing costs of $12,143 and $13,094, respectively	403,729	412,983
Total noncurrent liabilities	413,122	422,809

Total liabilities	529,770	550,464

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,801,753 and 41,754,413 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	418	417
Additional paid-in capital	1,714,385	1,721,268
Accumulated deficit	(863,607)	(743,257)
Total equity	851,196	978,428
Total liabilities and equity	$1,380,966	$1,528,892

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Voyage revenues	$98,336	$93,464

Total revenues	98,336	93,464

Operating expenses:
Voyage expenses	48,368	43,022
Vessel operating expenses	21,813	23,190
Charter hire expenses	3,075	2,419
General and administrative expenses (inclusive of nonvested stock amortization expense of $481 and $452, respectively)	5,767	6,310
Technical management fees	1,854	1,940
Depreciation and amortization	17,574	18,076
Impairment of vessel assets	112,814	—
Loss (gain) on sale of vessels	486	(611)

Total operating expenses	211,751	94,346

Operating loss	(113,415)	(882)

Other (expense) income:
Other (expense) income	(584)	329
Interest income	594	1,327
Interest expense	(6,945)	(8,575)

Other expense	(6,935)	(6,919)

Net loss	$(120,350)	$(7,801)

Net loss per share-basic	$(2.87)	$(0.19)
Net loss per share-diluted	$(2.87)	$(0.19)
Weighted average common shares outstanding-basic	41,866,357	41,726,106
Weighted average common shares outstanding-diluted	41,866,357	41,726,106

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2020 and 2019

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Net loss	$(120,350)	$(7,801)

Other comprehensive income	—	—

Comprehensive loss	$(120,350)	$(7,801)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2020 and 2019

(U.S. Dollars in Thousands)

(Unaudited)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2020	$417	$1,721,268	$(743,257)	$978,428

Net loss			(120,350)	(120,350)

Issuance of 47,341 shares of vested RSUs, net of forfeitures of 1,490 shares	1	(1)		—

Cash dividends declared ($0.175 per share)		(7,363)		(7,363)

Nonvested stock amortization		481		481

Balance — March 31, 2020	$418	$1,714,385	$(863,607)	$851,196

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2019	$416	$1,740,163	$(687,272)	$1,053,307

Net loss			(7,801)	(7,801)

Issuance of 12,477 shares of vested RSUs	—	—		—

Nonvested stock amortization		452		452

Balance — March 31, 2019	$416	$1,740,615	$(695,073)	$1,045,958

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(120,350)	$(7,801)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,574	18,076
Amortization of deferred financing costs	951	915
Noncash operating lease expense	337	285
Amortization of nonvested stock compensation expense	481	452
Impairment of vessel assets	112,814	—
Loss (gain) on sale of vessels	486	(611)
Insurance proceeds for protection and indemnity claims	101	226
Change in assets and liabilities:
(Increase) decrease in due from charterers	(1,303)	5,041
(Increase) decrease in prepaid expenses and other current assets	(1,074)	927
Increase in inventories	(2,134)	(1,077)
Decrease in accounts payable and accrued expenses	(9,916)	(2,114)
Increase (decrease) in deferred revenue	1,191	(1,907)
Decrease in operating lease liabilities	(412)	(390)
Deferred drydock costs incurred	(2,784)	(410)
Net cash (used in) provided by operating activities	(4,038)	11,612

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(273)	(3,406)
Purchase of scrubbers (capitalized in Vessels)	(7,778)	(5,868)
Purchase of other fixed assets	(1,039)	(1,199)
Net proceeds from sale of vessels	14,510	6,351
Insurance proceeds for hull and machinery claims	157	—
Net cash provided by (used in) investing activities	5,577	(4,122)

Cash flows from financing activities:
Repayments on the $108 Million Credit Facility	(1,580)	(1,580)
Proceeds from $495 Million Credit Facility	11,250	—
Repayments on the $495 Million Credit Facility	(16,660)	(15,000)
Payment of common stock issuance costs	—	(105)
Cash dividends paid	(7,290)	—
Payment of deferred financing costs	—	(591)
Net cash used in financing activities	(14,280)	(17,276)

Net decrease in cash, cash equivalents and restricted cash	(12,741)	(9,786)

Cash, cash equivalents and restricted cash at beginning of period	162,249	202,761
Cash, cash equivalents and restricted cash at end of period	$149,508	$192,975

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands, and as of March 31, 2020, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, working from home, supply chain logistical changes, and closure of non-essential businesses. This has led to a significant slowdown in overall economic activity levels globally and a decline in demand for certain of the raw materials that our vessels transport.

At present, it is not possible to ascertain the overall impact of COVID-19 on the Company’s operational and financial performance, which may take some time to materialize and may not be fully reflected in the results for 2020.  However, an increase in the severity or duration or a resurgence of the COVID-19 pandemic could have a material adverse effect on the Company’s business, results of operations, cash flows, financial condition, the carrying value of the Company’s assets, the fair values of the Company’s vessels, and the Company’s ability to pay dividends.

Other General Information

Below is the list of the Company’s wholly owned ship-owning subsidiaries as of March 31, 2020:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date	Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07	2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07	2007
Genco London Limited	Genco London	177,833	9/28/07	2007
Genco Titus Limited	Genco Titus	177,729	11/15/07	2007
Genco Warrior Limited	Genco Warrior	55,435	12/17/07	2005
Genco Predator Limited	Genco Predator	55,407	12/20/07	2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07	2007
Genco Constantine Limited	Genco Constantine	180,183	2/21/08	2008
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08	2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09	2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09	2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09	2010
Genco Bay Limited	Genco Bay	34,296	8/24/10	2010
Genco Ocean Limited	Genco Ocean	34,409	7/26/10	2010
Genco Avra Limited	Genco Avra	34,391	5/12/11	2011
Genco Mare Limited	Genco Mare	34,428	7/20/11	2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11	2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10	2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10	2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10	2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10	2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10	2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10	2010
Genco Loire Limited	Genco Loire	53,430	8/4/10	2009
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10	2009
Genco Normandy Limited	Genco Normandy	53,596	8/10/10	2007
Genco Picardy Limited	Genco Picardy	55,257	8/16/10	2005

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10		2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10		2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10		2009
Baltic Jaguar Limited	Baltic Jaguar	53,473	5/14/10		2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10		2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10		2010
Baltic Wind Limited	Baltic Wind	34,408	8/4/10		2009
Baltic Cove Limited	Baltic Cove	34,403	8/23/10		2010
Baltic Breeze Limited	Baltic Breeze	34,386	10/12/10		2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13		2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13		2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14		2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15		2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, the valuation of amounts due from charterers, residual value of vessels, useful life of vessels and the fair value of derivative instruments, if any.  Actual results could differ from those estimates.

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

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities.  Refer to Note 7 — Debt.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$134,338	$155,889
Restricted cash - current	14,855	6,045
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$149,508	$162,249

Vessels held for sale

The Company’s Board of Directors has approved a strategy of divesting specifically identified older, less fuel-efficient vessels as part of a  fleet renewal program to streamline and modernize the Company’s fleet.

On March 2, 2020, the Company entered into an agreement to sell the Baltic Wind and on March 20, 2020, the Company entered into agreements to sell the Baltic Breeze and Genco Bay.  The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2020.  The Baltic Wind, Baltic Breeze and Genco Bay are expected to be sold during the second and third quarters of 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, and the relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2019.  This vessel was sold on March 5, 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage, including the purchase of exhaust gas cleaning systems (“scrubbers”) and ballast water treatment systems. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2020 and 2019 was $15,833 and $16,488, respectively.

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

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims, mainly due to time charter performance issues. As of March 31, 2020 and December 31, 2019, the Company had an accrual of $303 and $577, respectively, related to these estimated customer claims.

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

The Company records time charter revenues, including spot market-related time charters, over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement for which the performance obligations are satisfied beginning when the vessel is delivered to the charterer until it is redelivered back to the Company.  The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each respective billing period.  As such, the revenue earned by the Company’s vessels that are on spot market-related time charters is subject to fluctuations of the spot market.  Time charter contracts, including spot market-related time charters, are considered operating leases and therefore do not fall under the scope of Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers (“ASC 606”) because (i) the vessel is an identifiable asset; (ii) the Company does not have substantive substitution rights; and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives economic benefit from such use.

The Company has identified that time charter agreements, including fixed rate time charters and spot market-related time charters, contain a lease in accordance with ASC 842 — Leases, refer to Note 12 — Voyage Revenues for further discussion.

Spot market voyage charters

In a spot market voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The contract generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company is not a material component of the Company’s revenue for the three months ended March 31, 2020 and 2019.

Pursuant to the revenue recognition guidance as disclosed in Note 12 — Voyage Revenues, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

Vessel Pools

At March 31, 2020 and December 31, 2019, the Company did not have any of its vessels in vessel pools.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters.  As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements.  Refer to Note 12 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters.  There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses.  These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss of $841 and $350 during the three months ended March 31, 2020 and 2019, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Charter hire expenses

The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions or net freight revenue, are recorded as Charter hire expenses.  The Company recorded $3,075 and $2,419 of charter hire expenses during the three months ended March 31, 2020 and 2019, respectively.

Impairment of vessel assets

During the three months ended March 31, 2020 and 2019, the Company recorded $112,814 and $0, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”).

At March 31, 2020, the Company determined that the expected estimated future undiscounted cash flows for four of our Supramax vessels, the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior, did not exceed the net book value of these vessels as of March 31, 2020.  The Company adjusted the carrying value of these vessels to their respective fair market values as of March 31, 2020.  This resulted in an impairment loss of $27,046 during the three months ended March 31, 2020.

On February 24, 2020, the Board of Directors determined to dispose of the Company’s following ten Handysize vessels: the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit, at times and on terms to be determined in the future.  Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, the Company adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2020.  Subsequent to February 24, 2020, the Company has entered into agreements to sell three of these vessels during the three months ended March 31, 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales price.  This resulted in an impairment loss of $85,768 during the three months ended March 31, 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the vessel sales.

Loss (gain) on sale of vessels

During the three months ended March 31, 2020, the Company recorded a net loss of $486 related to the sale of vessels.  The net loss of $486 recorded during the three months ended March 31, 2020 related primarily to the sale of the Genco Charger and Genco Thunder.  During the three months ended March 31, 2019, the Company recorded a net gain of $611 related to the sale of vessels.  The net gain of $611 recorded during the three months ended March 31, 2019 related primarily to the sale of the Genco Vigour.

Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-03”),” which change the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that year.  Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.  The Company has evaluated the impact of the adoption of ASU 2018-03 and has determined that there is no effect on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 was effective on January 1, 2020, with early adoption permitted.  The Company adopted ASU 2016-13 during the first quarter of 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).” ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates.  This ASU is effective for adoption at any time between March 12, 2020 and December 31, 2022.  The Company is currently evaluating the impact of this adoption on its condensed consolidated financial statements and related disclosures.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2020, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,950 for the Purchase of scrubbers, $1,314 for the Purchase of vessels and ballast water treatment systems, including deposits, $548 for the Purchase of other fixed assets and $196 for the Net proceeds from sale of vessels.  For the three months ended March 31, 2020, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $97 for Cash dividends paid.

For the three months ended March 31, 2019, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $297 for the Purchase of vessels and ballast water treatment systems, including deposits, $9 for the Purchase of scrubbers, $41 for the Net proceeds from sale of vessels and $124 for the Purchase of other fixed assets.  For the three months ended March 31, 2019, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included Accounts payable and accrued expenses consisting of $20 for the Payment of deferred financing fees.

During the three months ended March 31, 2020 and 2019, cash paid for interest was $6,051 and $7,760, respectively.

During the three months ended March 31, 2020 and 2019, there was no cash paid for estimated income taxes.

During the three months ended March 31, 2020, the Company made a reclassification of $23,129 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Baltic Wind, Baltic Breeze and Genco Bay prior to March 31, 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

On February 25, 2020, the Company issued 173,749 restricted stock units and options to purchase 344,568 shares of the Company’s stock at an exercise price of $7.06 to certain individuals. The fair value of these restricted stock units and stock options were $1,227 and $693, respectively.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Dispositions

On March 20, 2020, the Company entered into agreements to sell the Baltic Breeze and Genco Bay, both 2010-built Handysize vessels, for $7,900 each less a 2.0% broker commission payable to a third party.  The sales are expected to be completed during the second and third quarter of 2020.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2020.  Refer to “Impairment of vessel assets” section in Note 2 —  Summary of Significant Accounting Policies for impairment expense recorded during the three months ended March 31, 2020.

On March 2, 2020, the Company entered into an agreement to sell the Baltic Wind, a 2009-built Handysize vessel, for $7,750 less a 2.0% broker commission payable to a third party.  The sale is expected to be completed during the second quarter of 2020.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2020.  Refer to “Impairment of vessel assets” section in Note 2 —  Summary of Significant Accounting Policies for impairment expense recorded during the three months ended March 31, 2020.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, a 2007-built Panamax vessel, for $10,400 less a 2.0% broker commission payable to a third party.  The sale was completed on March 5, 2020.  The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2019.

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

The Genco Thunder, Genco Charger and Genco Raptor served as collateral under the $495 Million Credit facility; therefore $5,339,  $3,471 and $6,045, respectively, of the net proceeds received from the sale will remain classified as restricted cash for 180 days following the respective sale dates, which has been reflected as restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2020.  As of December 31, 2019, a total amount of $6,045 was reflected as restricted cash in the Condensed Consolidated Balance Sheets for the Genco Raptor.  These amounts can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 180 day period, the Company will be required to use the proceeds as a loan prepayment.

On September 20, 2019, the Company entered into an agreement to sell the Genco Champion, a 2006-built Handysize vessel, for $6,600 less a 3.0% broker commission payable to a third party.  The sale was completed on October 21, 2019.  On August 2, 2019, the Company entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  The sale was completed on October 10, 2019.  The Genco Champion and Genco Challenger served as collateral under the $495 Million Credit Facility; therefore, $6,880 of the net proceeds from the sale of these two vessels was required to be used as a loan prepayment since a replacement vessels was not going to be added as collateral within 180 days following the respective sales dates.  Refer to Note 7 — Debt for further information.

On November 23, 2018, the Company entered into an agreement to sell the Genco Vigour, a 1999-built Panamax vessel, to a third party for $6,550 less a 2.0% broker commission payable to a third party.  The sale was completed on January 28, 2019.  The Genco Vigour did not serve as collateral under any of the Company’s credit facilities.

Refer to Note 1 — General Information for a listing of the delivery dates for the vessels in the Company’s fleet.

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 15 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.  There were 288,185 restricted stock units and 837,338 stock options excluded from the computation of diluted net loss per share during the three months ended March 31, 2020 because they were anti-dilutive.  There were 242,722 restricted stock units and 496,418 stock options excluded from the computation of diluted net loss per share during the three months ended March 31, 2019 because they were anti-dilutive (refer to Note 15 — Stock-Based Compensation).

The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 15 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method.  The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock.  There were no unvested MIP Warrants and 3,936,761 equity warrants excluded from the computation of diluted net loss per share during the three months ended March 31, 2020 and 2019 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,866,357	41,726,106

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,866,357	41,726,106

Dilutive effect of warrants	—	—

Dilutive effect of stock options	—	—

Dilutive effect of restricted stock awards	—	—

Weighted-average common shares outstanding, diluted	41,866,357	41,726,106

6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020 and 2019, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2020	2019
Principal amount	$488,834	$495,824
Less: Unamortized debt financing costs	(12,143)	(13,094)
Less: Current portion	(72,962)	(69,747)

Long-term debt, net	$403,729	$412,983

	March 31, 2020		December 31, 2019
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$390,314	$10,791	$395,724	$11,642
$108 Million Credit Facility	98,520	1,352	100,100	1,452

Total debt	$488,834	$12,143	$495,824	$13,094

As of March 31, 2020 and December 31, 2019, $12,143 and $13,094 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheets. Amortization expense for deferred financing costs was $951 and $915 for the three months ended March 31, 2020 and 2019, respectively. This amortization expense is recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

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

On February 28, 2019, the Company entered into an Amendment and Restatement Agreement (the “Amendment”) for this credit facility (the “$495 Million Credit Facility”) with Nordea Bank AB (publ), New York Branch  (“Nordea”), as Administrative Agent and Security Agent, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S  as Bookrunners and Mandated Lead Arrangers.  The Amendment provides for an additional tranche up to $35,000 to finance a portion of the acquisitions, installations, and related costs for scrubbers for 17 of the Company’s Capesize vessels.  On August 28, 2019, September 23, 2019 and March 12, 2020, the Company made total drawdowns of $9,300,  $12,200 and $11,250, respectively, under the $35 Million tranche of the $495 Million Credit Facility.

On November 15, 2019, the Company utilized $6,880 of the proceeds from the sale of the Genco Challenger and Genco Champion, which were sold during the fourth quarter of 2019, as a loan prepayment under the $495 Million Credit Facility.  Additionally, on April 15, 2019, the Company utilized $4,947 of the proceeds from the sale of the Genco Cavalier as a loan prepayment under the $495 Million Credit Facility.  Under the terms of the $495 Million Credit Facility, the amount received from the proceeds of the sale of a collateralized vessel can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  However, since a replacement vessel was not added as collateral within the 180 day period stipulated in the $495 Million Credit Facility, the Company was required to utilize the proceeds as a loan prepayment.

As of March 31, 2020, there was no availability under the $495 Million Credit Facility.  Total debt repayments of $16,660 and $15,000 were made during the three months ended March 31, 2020 and 2019 under the $495 Million Credit Facility, respectively.

The $495 Million Credit Facility provides for the following key terms in relation to the $460,000 tranche:

•	The final maturity date is May 31, 2023.

•

Borrowings bear interest at LIBOR plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.  Original scheduled amortization payments were $15,000 per quarter commencing on December 31, 2018, with a final payment of $190,000 due on the maturity date.  As a result of the loan prepayments for the vessel sales as noted above, scheduled amortization payments were recalculated in accordance with the terms of the facility.  Scheduled amortization payments were revised to $14,321 which commenced on December 30, 2019, with a final payment of $188,049 due on the maturity date

•

Scheduled amortization payments may be recalculated upon the Company’s request based on changes in collateral vessels, prepayments of the loan made as a result of a collateral vessel disposition as part of the Company’s fleet renewal program, or voluntary prepayments, subject in each case to a minimum repayment profile under which the loan will be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years.  Mandatory prepayments are applied to remaining amortization payments pro rata, while voluntary prepayments are applied to remaining amortization payments in order of maturity.

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

•

The tranche is subject to equal consecutive quarterly repayments commencing on the last day of the fiscal quarter ending March 31, 2020 in an amount reflecting a repayment profile whereby the loans shall have been repaid after four years calculated from March 31, 2020. Assuming that the full $35,000 is borrowed, each quarterly repayment amount was originally scheduled to be equal to $2,500.  However, as a result of the loan prepayments for the vessel sales as noted above, the availability under the $35,000 tranche was reduced.  As of March 31, 2020, the Company drew down a total of $32,750, and this tranche is considered fully drawn.  Scheduled quarterly repayments are $2,339.

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

•

Collateral includes the current vessels in the Company’s fleet other than the seven oldest vessels in the fleet which were identified for sale, collateral vessel earnings and insurance, and time charters in excess of 24 months in respect of the collateral vessels.

As of March 31, 2020, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

$108 Million Credit Facility

On August 14, 2018, the Company entered into a five-year senior secured credit facility (the “108 Million Credit Facility”) with Crédit Agricole Corporate & Investment Bank (“CACIB”), as Structurer and Bookrunner, CACIB and Skandinaviska Enskilda Banken AB (Publ) as Mandate Lead Arrangers, CACIB as Administrative Agent and as Security Agent, and the other lenders party thereto from time to time.  The Company has used proceeds from the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels, including four Capesize Vessels and two Ultramax vessels, which were delivered to the Company during the three months ended September 30, 2018.  These six vessels also serve as collateral under the $108 Million Credit Facility.  The Company drew down a total of $108,000 during the three months ended September 30, 2018, which represents 45% of the appraised value of the six vessels.

As of March 31, 2020, there was no availability under the $108 Million Credit Facility.  Total debt repayments of $1,580 were made during the three months ended March 31, 2020 and 2019 under the $108 Million Credit Facility.

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

As of March 31, 2020, the Company was in compliance with all of the financial covenants under the $108 Million Credit Facility.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended March 31,
	2020	2019
Effective Interest Rate	4.76%	5.56%
Range of Interest Rates (excluding unused commitment fees)	3.45 % to 5.05%	4.99 % to 5.76%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2020		December 31, 2019
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$134,338	$134,338	$155,889	$155,889
Restricted cash	15,170	15,170	6,360	6,360
Floating rate debt	488,834	488,834	495,824	495,824

The carrying value of the borrowings under the $495 Million Credit Facility and the $108 Million Credit Facility as of March 31, 2020 and December 31, 2019 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans.  Refer to Note 7 — Debt for further information regarding the Company’s credit facilities.  The carrying amounts of the Company’s other financial instruments at March 31, 2020 and December 31, 2019 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs.  During the three months ended March 31, 2020, the vessel assets for fourteen of the Company’s vessels were written down as part of the impairment recorded during the three months ended March 31, 2020.  There was no vessel impairment recorded during the three months ended March 31, 2019. The vessels held for sale as of March 31, 2020 were written down as part of the impairment recorded during the three months ended March 31, 2020.  The vessel held for sale as of December 31, 2019 was written down as part of the impairment recorded during the three months ended September 30, 2019.    Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

Nonrecurring fair value measurements also include impairment tests conducted by the Company during the three months ended March 31, 2020 and 2019 of its operating lease right-of use assets.  The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input.  During the three months ended March 31, 2020 and 2019, there was no impairment of the operating lease right-of-use assets.  Refer to Note 13 — Leases. The Company did not have any Level 3 financial assets or liabilities as of March 31, 2020 and December 31, 2019.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2020	2019
Vessel stores	$566	$638
Capitalized contract costs	2,516	1,952
Prepaid items	2,871	2,870
Insurance receivable	2,217	2,039
Advance to agents	1,218	1,162
Other	1,477	1,388
Total prepaid expenses and other current assets	$10,865	$10,049

10 - FIXED ASSETS

Fixed assets, net consists of the following:

	March 31,	December 31,
	2020	2019
Fixed assets, at cost:
Vessel equipment	$6,543	$7,288
Furniture and fixtures	270	467
Leasehold improvements	539	100
Computer equipment	301	275
Total costs	7,653	8,130
Less: accumulated depreciation and amortization	(1,704)	(2,154)
Total fixed assets, net	$5,949	$5,976

Depreciation and amortization expense for fixed assets for the three months ended March 31, 2020 and 2019 was $345 and $154, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Accounts payable	$21,850	$26,040
Accrued general and administrative expenses	1,593	4,105
Accrued vessel operating expenses	10,727	19,459
Total accounts payable and accrued expenses	$34,170	$49,604

12 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters.  For the three months ended March 31, 2020 and 2019, the Company earned $98,336 and $93,464 of voyage revenue, respectively.

Revenue for spot market voyage charters is recognized ratably over the total transit time of the voyage which begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606.  Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third-party vessels that are chartered in.  The fuel consumption and any port expenses incurred prior to arrival at the load port are capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and are amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses.  Similarly, for any third party vessels that are chartered in, the charter hire expenses during this period are capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses. Refer also to Note 9 — Prepaid Expenses and Other Current Assets.

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

Total voyage revenue recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended
	March 31,
	2020	2019
Lease revenue	$19,151	$23,390
Spot market voyage revenue	79,185	70,074
Total voyage revenues	$98,336	$93,464

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

 The Company adopted ASC 842 using the transition method on January 1, 2019 and has identified these leases as operating leases.   Variable rent expense, such as utilities and escalation expenses, are excluded from the determination of the operating lease liability, as the Company has deemed these insignificant.    The Company used its incremental borrowing rate as the discount rate under ASC 842 since the rate implicit in the lease cannot be readily determined.

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025.  There is a free base rental period for the first four and a half months commencing on July 26, 2019.  Following the expiration of the free base rental period, the monthly base sublease income will be $102 per month until September 29, 2025.  The sublease income for the portion of the leased space is less than the lease payments due for the space, which has been identified as an indicator of impairment under ASC 360.  As such, the right-of-use asset for the subleased portion of the space was written down to its fair value during the second quarter of 2019 which resulted in $223 of impairment charges which was recorded in Impairment of right-of-asset in the Condensed Consolidated Statements of Operation during the three months ended June 30, 2019.  Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operation.  There was $306 of sublease income recorded during the three months ended March 31, 2020.  There was no sublease income recorded during the three months ended March 31, 2019.

Total operating lease costs recorded during the three months ended March 31, 2020 and 2019 were $483 and $452, respectively, which was recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Supplemental Condensed Consolidated Balance Sheet information related to the Company’s operating leases as of March 31, 2020 are as follows:

March 31,
2020
Operating Lease:
Operating lease right-of-use asset	$7,904

Current operating lease liabilities	$1,698
Long-term operating lease liabilities	9,393
Total operating lease liabilities	$11,091

Weighted average remaining lease term (years)	5.50
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

March 31,
2020
Remainder of 2020	$1,672
2021	2,230
2022	2,230
2023	2,378
2024	2,453
Thereafter	1,839
Total lease payments	12,802
Less imputed interest	(1,711)
Present value of lease liabilities	$11,091

Supplemental Condensed Consolidated Cash Flow information related to leases are as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$557	$557

During the second quarter of 2018, the Company began chartering-in third-party vessels.  Under ASC 842, the Company is the lessee in these agreements.   The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three months ended March 31, 2020 and 2019, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the three months ended March 31, 2020 and 2019 for these charter-in agreements.

14 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 42 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels, $0.6 million for Supramax vessels and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded cumulatively $14,225 and $12,783 in Vessel assets in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively, related to BWTS additions.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels.  The Company completed scrubber installation on 16 of its Capesize vessels during 2019 and the remaining Capesize vessel on January 17, 2020.  The cost of each scrubber varied according to the specifications of the Company’s vessels and technical aspects of the installation, among other variables.  These costs will be capitalized and depreciated over the remainder of the life of the vessel.  The Company recorded cumulatively $42,477 and $41,270 in Vessel assets in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively, related to scrubber additions.  The Company entered into an amendment to the $495 Million Credit Facility to provide financing to cover a portion of these expenses; refer to Note 7 — Debt for further information.

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

On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant can be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches for 238,066,  246,701 and 370,979 shares and have exercise prices, as adjusted for dividends declared during the fourth quarter of 2019 and the first quarter of 2020, of $240.89221 (the “$240.89 Warrants”), $267.11051 (the “$267.11 Warrants”) and $317.87359 (the “$317.87 Warrants”) per whole share, respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $240.89 Warrants, $6.63 for the $267.11 Warrants and $5.63 for the $317.87 Warrants. The warrant values were based upon a calculation using the Black-Scholes-Merton option pricing formula. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, cost of capital interest rate and expected life of the instrument. The Company has determined that the warrants should be classified within Level 3 of the fair value hierarchy by evaluating each input for the Black-Scholes-Merton option pricing formula against the fair value hierarchy criteria and using the lowest level of input as the basis for the fair value classification. The Black-Scholes-Merton option pricing formula used a volatility of 43.91% (representing the six-year volatility of a peer group), a risk-free interest rate of 1.85% and a dividend rate of 0%.

The aggregate fair value of these awards upon emergence from bankruptcy was $54,436. The warrants vested 33.33% on each of the first three anniversaries of the grant date, with accelerated vesting upon a change in control of the Company.

For the three months ended March 31, 2020 and 2019, there was no amortization expense of the fair value of these warrants.  As of March 31, 2020, there was no unamortized stock-based compensation for the warrants and all warrants were vested.

The following table summarizes certain information about the warrants outstanding as of March 31, 2020:

Warrants Outstanding and Exercisable,
March 31, 2020
Weighted
	Weighted	Average
	Average	Remaining
Number of	Exercise	Contractual
Warrants	Price	Life

8,557,461	$281.82	0.35

As of March 31, 2020 and December 31, 2019, a total of 8,557,461 of warrants were outstanding.

2015 Equity Incentive Plan

On June 26, 2015, the Company’s Board of Directors approved the 2015 Equity Incentive Plan for awards with respect to an aggregate of 400,000 shares of common stock (the “2015 Plan”).  Under the 2015 Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants.  Awards may consist of stock options, stock appreciation rights, dividend equivalent rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.  As of March 31, 2020, the Company has awarded restricted stock units, restricted stock and stock options under the 2015 Plan.

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

On February 25, 2020, the Company issued options to purchase 344,568 of the Company’s shares of common stock to certain individuals with an exercise price of $7.06 per share.  One third of the options become exercisable on each of the first three anniversaries of February 25, 2020, with accelerated vesting that may occur following a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date.  The fair value of each option was estimated on the date of the grant using the Cox-Ross-Rubinstein pricing formula, resulting in a value of $2.01 per share, or $693 in the aggregate.  The assumptions used in the Cox-Ross-Rubinstein option pricing formula are as follows: volatility of 53.91% (representing the Company’s historical volatility), a risk-free interest rate of 1.41%, a dividend yield of 7.13%, and expected life of 4 years (determined using the simplified method as outlined in SAB Topic 14 due to lack of historical exercise data).

For the three months ended March 31, 2020 and 2019, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2020	2019
General and administrative expenses	$205	$181

Amortization of the unamortized stock-based compensation balance of $1,072 as of March 31, 2020 is expected to be expensed $582,  $367,  $111 and $12 during the remainder of 2020 and during the years ended December 31, 2021, 2022 and 2023, respectively.  The following table summarizes the unvested option activity for the three months ended March 31, 2020:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding at January 1, 2020 - Unvested	322,279	$9.41	4.72
Granted	344,568	7.06	2.01
Exercisable	(119,923)	9.87	5.05
Exercised	—	—	—
Forfeited	(3,378)	8.07	3.76

Outstanding at March 31, 2020 - Unvested	543,546	$7.83	$2.94

The following table summarizes certain information about the options outstanding as of March 31, 2020:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2020			March 31, 2020
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$8.86	543,546	$7.83	5.47	293,792	$10.78	3.76

As of March 31, 2020 and December 31, 2019, a total of 837,338 and 496,148 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests.  As of March 31, 2020 and December 31, 2019, 373,588 and 326,247 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively.  Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates.  Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant.  In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date.  The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2020:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2020	162,096	$9.26
Granted	177,911	7.00
Vested	(50,332)	9.48
Forfeited	(1,490)	8.39

Outstanding at March 31, 2020	288,185	$7.83

The total fair value of the RSUs that vested during the three months ended March 31, 2020 and 2019 was $351 and $107, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2020:

Unvested RSUs			Vested RSUs
March 31, 2020			March 31, 2020
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
288,185	$7.83	2.27	472,555	$11.26

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2020, unrecognized compensation cost of $1,557 related to RSUs will be recognized over a weighted-average period of 2.27 years.

For the three months ended March 31, 2020 and 2019, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2020	2019
General and administrative expenses	$276	$271

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

17 – SUBSEQUENT EVENTS

On May 6, 2020, the Company announced a regular quarterly dividend of $0.02 per share to be paid on or about May 28, 2020 to shareholders of record as of May 18, 2020.  The aggregate amount of the dividend is expected to be approximately $0.8 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel or any additional scrubbers we may seek to install; (xix) our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xx) worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020; (xxi) our financial results for the year ending December 31, 2020 and other factors relating to determination of the tax treatment of dividends we have declared;  (xxii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; (xxiii) successful completion of the negotiation of, and agreement regarding the terms of definitive documentation for, the revolving credit facility for up to $25 million referred to in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Form 10-Q;   and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent reports on Form 8-K and Form 10-Q.    Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 53 drybulk vessels, including 17 Capesize drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 10 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,837,000 dwt and an average age of approximately 9.9 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 38 - 39 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses primarily on Capesize, Ultramax and Supramax vessels. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet.   In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, working from home, supply chain logistical changes, and closure of non-essential businesses. This has led to a significant slowdown in overall economic activity levels globally and a decline in demand for certain of the raw materials that our vessels transport.

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on economic activity in China, which drives demand for iron ore, coal and other cargoes we carry.  In particular, the COVID-19 pandemic has resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities. The pandemic resulted in a 6.8% contraction in China’s GDP during the first quarter of 2020, with the most significant impact occurring in January and February. Since March, the world’s second largest economy and largest importer of drybulk commodities has shown signs of improvement as various economic indicators such as fixed asset investment and industrial production rose as compared to the previous months of the year.  Economic activity levels in regions outside of China have declined significantly due to various forms of nationwide shutdowns being imposed to prevent the spread of COVID-19. India, Japan, Europe and the U.S., which are important drivers of demand for drybulk trade, are expected to see meaningful contractions in economic output, which is likely to persist at least through the second quarter of 2020. The impact of the economic contraction remains highly dependent on the trajectory of COVID-19, which is uncertain.

While the drybulk earnings environment in Q1 2020 was already trending lower in part due to Brazilian iron ore supply constraints, the onset and continued spread of COVID-19 further accentuated this decline. The Capesize market is heavily reliant on iron ore shipments, particularly from Brazil, which decreased by 16% from the previous year in the first quarter of 2020, marking the lowest quarter since the first quarter of 2013 as heavy rainfall impacted export activity.

The outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by the governments around the world in response to it.  In the near term, given overall decreased economic activity globally, we believe that drybulk commodities that are closely tied to global GDP growth, such as coal and various minor bulk cargoes, are likely to continue to see reduced trade flows due to lower end user demand.  As countries worldwide begin to gradually recover and reopen their respective economies, we anticipate augmented trade flows and demand for raw materials, which could support increased drybulk earnings.  However, the timing of any such recovery cannot be predicted and could be affected by a resurgence of the virus.

As our vessels continue to trade commodities globally, we have taken measures to safeguard our crew and work toward preventing the spread of COVID-19. Crew members have received gloves, face masks, hand sanitizer, goggles and handheld thermometers. We continue to monitor the Centers for Disease Control and Prevention (the “CDC”) and the WHO guidelines and are also limiting access of shore personnel boarding our vessels. Specifically, no shore personnel with fever or respiratory symptoms are allowed on board, and those that are allowed on board are restricted to designated areas that are thoroughly cleaned after their use. Face masks are also provided to shore personnel prior to boarding a vessel. Precautionary materials are posted in common areas to supplement safety training while personal hygiene best practices are strongly encouraged on board.

We have implemented protocols with regard to crew rotations to keep our crew members safe and healthy which includes polymerase chain reaction (PCR) antibody testing as well as a 14-day quarantine period prior to boarding a vessel. Genco is enacting crew changes where permissible by regulations of the ports and origin of the mariners, in addition to strict protocols that safeguard our crews against COVID-19 exposure.

Onshore, our three global offices located in New York, Copenhagen, and Singapore are temporarily closed with our personnel working remotely.  We have also placed a ban on all non-essential travel.

The COVID-19 pandemic and measures to contain its spread thus have negatively impacted and could continue  to impact regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers.  These impacts may continue or become more severe. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.  Please refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

U.S.-China Trade War

Over the course of 2018 and 2019, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of soybeans from the U.S.  However, a re-escalation of protectionist measures taken between these countries or other could lead to reduced volumes of drybulk trade.

IMO 2020 Compliance

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”) of the International Maritime Organization (“IMO”) announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025.  Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  This increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in additional increases.

We have installed scrubbers on our 17 Capesize vessels, 16 of which were completed during 2019 and one of which was completed in January 2020.  The remainder of our fleet has begun consuming compliant, low sulfur fuel beginning in 2020, although we intend to continue to evaluate other options.  During the course of 2019, we sold four of our vessels.  Additionally, we have sold two of our vessels during the first quarter of 2020 and have entered into agreements to sell three additional vessels for which the sales are expected to be completed during the second and third quarters of 2020.  We will continue to seek opportunities to renew our fleet going forward.

Our Operations

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2020 and 2019 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,547.0	1,530.0	17.0	1.1%
Panamax	64.8	207.2	(142.4)	(68.7)%
Ultramax	546.0	540.0	6.0	1.1%
Supramax	1,820.0	1,800.0	20.0	1.1%
Handymax	—	—	—	—%
Handysize	964.7	1,170.0	(205.3)	(17.5)%

Total	4,942.5	5,247.2	(304.7)	(5.8)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	178.3	30.4	147.9	486.5%
Supramax	204.1	186.4	17.7	9.5%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	25.1	58.9	(33.8)	(57.4)%

Total	422.0	293.1	128.9	44.0%

Available days (owned & chartered-in fleet) (3)
Capesize	1,528.4	1,528.8	(0.4)	(0.0)%
Panamax	64.4	207.2	(142.8)	(68.9)%
Ultramax	668.4	570.2	98.2	17.2%

	For the Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
Supramax	1,971.0	1,945.6	25.4	1.3%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	982.2	1,226.9	(244.7)	(19.9)%

Total	5,228.9	5,496.1	(267.2)	(4.9)%

Available days (owned fleet) (4)
Capesize	1,528.4	1,528.8	(0.4)	(0.0)%
Panamax	64.4	207.2	(142.8)	(68.9)%
Ultramax	490.1	539.8	(49.7)	(9.2)%
Supramax	1,766.9	1,759.2	7.7	0.4%
Handymax	—	—	—	—%
Handysize	957.1	1,168.0	(210.9)	(18.1)%

Total	4,806.9	5,203.0	(396.1)	(7.6)%

Operating days (5)
Capesize	1,528.4	1,515.3	13.1	0.9%
Panamax	60.1	199.7	(139.6)	(69.9)%
Ultramax	667.8	531.5	136.3	25.6%
Supramax	1,944.9	1,915.9	29.0	1.5%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	910.4	1,202.7	(292.3)	(24.3)%

Total	5,126.1	5,382.5	(256.4)	(4.8)%

Fleet utilization (6)
Capesize	99.9%	99.0%	0.9%	0.9%
Panamax	92.7%	96.4%	(3.7)%	(3.8)%
Ultramax	99.9%	93.2%	6.7%	7.2%
Supramax	98.6%	97.1%	1.5%	1.5%
Handymax	100.0%	100.0%	—%	—%
Handysize	92.0%	97.9%	(5.9)%	(6.0)%

Fleet average	97.8%	97.4%	0.4%	0.4%

	For the Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$16,660	$12,054	$4,606	38.2%
Panamax	5,439	7,889	(2,450)	(31.1)%
Ultramax	8,107	8,421	(314)	(3.7)%
Supramax	6,492	8,769	(2,277)	(26.0)%
Handymax	—	—	—	—%
Handysize	5,734	6,938	(1,204)	(17.4)%

Fleet average	9,755	9,230	525	5.7%

Daily vessel operating expenses (8)
Capesize	$4,886	$4,963	$(77)	(1.6)%
Panamax	4,175	4,327	(152)	(3.5)%
Ultramax	4,637	4,300	337	7.8%
Supramax	4,209	4,268	(59)	(1.4)%
Handymax	—	—	—	—%
Handysize	3,884	4,015	(131)	(3.3)%

	For the Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
Fleet average	4,413	4,420	(7)	(0.2)%

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

(7) TCE rates.  We define TCE rates as our voyage revenues less voyage expenses and charter-hire expenses, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the Three Months Ended
	March 31,
	2020	2019
Voyage revenues (in thousands)	$98,336	$93,464
Voyage expenses (in thousands)	48,368	43,022
Charter hire expenses (in thousands)	3,075	2,419
	46,893	48,023
Total available days for owned fleet	4,807	5,203
Total TCE rate	$9,755	$9,230

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

Operating Data

The following table represents the operating data for the three months ended March 31,  2020 and 2019 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2020	2019	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$98,336	$93,464	$4,872	5.2%

Total revenues	98,336	93,464	4,872	5.2%

Operating Expenses:
Voyage expenses	48,368	43,022	5,346	12.4%
Vessel operating expenses	21,813	23,190	(1,377)	(5.9)%
Charter hire expenses	3,075	2,419	656	27.1%
General and administrative expenses (inclusive of nonvested stock amortization expense of $481 and $452, respectively)	5,767	6,310	(543)	(8.6)%
Technical management fees	1,854	1,940	(86)	(4.4)%
Depreciation and amortization	17,574	18,076	(502)	(2.8)%
Impairment of vessel assets	112,814	—	112,814	100.0%
Loss (gain) on sale of vessels	486	(611)	1,097	(179.5)%

Total operating expenses	211,751	94,346	117,405	124.4%

Operating loss	(113,415)	(882)	(112,533)	12,758.8%
Other expense	(6,935)	(6,919)	(16)	0.2%

Net loss	$(120,350)	$(7,801)	$(112,549)	1,442.8%

Net loss per share - basic	$(2.87)	$(0.19)	$(2.68)	1,410.5%
Net loss per share - diluted	$(2.87)	$(0.19)	$(2.68)	1,410.5%
Weighted average common shares outstanding - basic	41,866,357	41,726,106	140,251	0.3%
Weighted average common shares outstanding - diluted	41,866,357	41,726,106	140,251	0.3%

EBITDA (1)	$(96,425)	$17,523	$(113,948)	(650.3)%

(1)

EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net loss for each of the periods presented above:

	For the Three Months Ended
	March 31,
	2020	2019
Net loss	$(120,350)	$(7,801)
Net interest expense	6,351	7,248
Income tax expense	—	—
Depreciation and amortization	17,574	18,076

EBITDA (1)	$(96,425)	$17,523

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of May 5, 2020:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	May 2020	Voyage
Genco Tiberius	2007	July 2020	Voyage
Genco London	2007	May 2020	Voyage
Genco Titus	2007	May 2020	Voyage
Genco Constantine	2008	May 2020	Voyage
Genco Hadrian	2008	June 2020	Voyage
Genco Commodus	2009	May 2020	$6,000
Genco Maximus	2009	June 2020	$6,000
Genco Claudius	2010	May 2020	Voyage
Genco Tiger	2011	July 2020	Voyage
Baltic Lion	2012	June 2020	$7,600
Baltic Bear	2010	June 2020	Voyage
Baltic Wolf	2010	May 2020	Voyage
Genco Resolute	2015	July 2020	Voyage
Genco Endeavour	2015	May 2020	Voyage
Genco Defender	2016	June 2020	Voyage
Genco Liberty	2016	June 2020	Voyage

Ultramax Vessels
Baltic Hornet	2014	May 2020	$8,800
Baltic Wasp	2015	May 2020	Voyage
Baltic Scorpion	2015	June 2020	$6,250

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Baltic Mantis	2015	May 2020	Voyage
Genco Weatherly	2014	May 2020	$8,000
Genco Columbia	2016	May 2020	Voyage

Supramax Vessels
Genco Predator	2005	April 2020	$17,500
Genco Warrior	2005	June 2020	$9,000
Genco Hunter	2007	May 2020	Voyage
Genco Lorraine	2009	May 2020	Voyage
Genco Loire	2009	May 2020	Voyage
Genco Aquitaine	2009	May 2020	Voyage
Genco Ardennes	2009	June 2020	Voyage
Genco Auvergne	2009	June 2020	$2,750
Genco Bourgogne	2010	April 2020	$8,050
Genco Brittany	2010	June 2020	Voyage
Genco Languedoc	2010	June 2020	Voyage
Genco Normandy	2007	May 2020	Voyage
Genco Picardy	2005	April 2020	Voyage
Genco Provence	2004	May 2020	Voyage
Genco Pyrenees	2010	June 2020	Voyage
Genco Rhone	2011	May 2020	Voyage
Baltic Leopard	2009	June 2020	$7,500
Baltic Panther	2009	June 2020	Voyage
Baltic Jaguar	2009	June 2020	Voyage
Baltic Cougar	2009	June 2020	Voyage

Handysize Vessels
Baltic Hare	2009	May 2020	$5,750
Baltic Fox	2010	May 2020	$2,350
Baltic Wind	2009	April 2020	$3,750
Baltic Cove	2010	May 2020	$2,200
Baltic Breeze	2010	May 2020	$4,000
Genco Ocean	2010	May 2020	Voyage
Genco Bay	2010	May 2020	Voyage
Genco Avra	2011	July 2020	Voyage
Genco Mare	2011	June 2020	Voyage
Genco Spirit	2011	May 2020	$3,250

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

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

VOYAGE REVENUES-

For the three months ended March 31, 2020, voyage revenues increased by $4.9 million, or 5.2%, to $98.3 million as compared to $93.5 million for the three months ended March 31, 2019.  The increase in voyage revenues was primarily due to increased employment of vessels on spot market voyage charters, specifically for Capesize vessels, partially offset by reduced fixed time charter rates for certain vessels in our fleet. Since most of our revenues for the first quarter derived from forward cargoes and short-period time charters entered into before the COVID-19 pandemic began to have a significant economic effect, our results for the first quarter were partially insulated from the impact of COVID-19.  However, we believe the pandemic has resulted in lower drybulk rates since March of this year than we would have achieved in the absence of the virus, given lower demand for some of the cargoes we carry, including iron ore, coal and various minor bulk commodities.  In some countries, notably India, the curtailing of terminal operations due to COVID-19 since March has resulted in reduced activity at ports and further curtailed the ability of drybulk vessels to earn revenues.

The average Time Charter Equivalent (“TCE”) rate of our fleet increased 5.7%  to $9,755 a day for the three months ended March 31, 2020 from $9,230 a day for the three months ended March 31, 2019.  The increase in TCE rates was primarily a result of higher rates achieved by our Capesize vessels partially offset by lower rates for our smaller class vessels.

Beginning in the first quarter of 2020 through the present, as a number of the charters we booked prior to the global spread of COVID-19 have expired, subsequent fixtures for certain of our vessels have been at lower rates than what was fixed for the previous quarter.  For Capesize vessels, rates as reported by the Baltic Exchange are significantly lower than those that our vessels earned in the second half of 2019.  However, the Baltic Capesize Index has improved from first quarter lows.  We believe this trend is largely attributable to early signs of industrial recovery in China that began in March 2020 as well as indications of a potential gradual recovery in iron ore shipments from Brazil, which we believe is based on such recovery in China as well as the cessation of weather-related disruptions.  Market conditions and rates for minor bulk vessels have been declining during the second quarter to date from rates during the first quarter of 2020 and are also significantly lower than those in the second half of 2019.  As cargoes on these vessels largely consist of commodities tied to global economic activity as a whole, we believe the decline in rates is largely attributable to decreased global economic activity in countries other than China as a result of COVID-19, which have not yet shown signs of recovery.

The overall uncertainty surrounding the impact of COVID-19 on our business, together with reduced economic activity and in turn trade flows, could continue to negatively impact the revenue generated by our vessels.  While we believe that the recovery of economies affected by COVID-19 will lead to increased trade flows and improvement in drybulk shipping rates, the timing of any such recovery cannot be predicted and could be affected by a resurgence of the virus.

 For the three months ended March 31, 2020 and 2019, we had 4,942.5 and 5,247.2 ownership days, respectively. The decrease in ownership days is primarily due to the sale of four vessels during 2019 and two vessels during the first quarter of 2020.   Fleet utilization increased to 97.8% during the three months ended March 31, 2020 from 97.4% during the three months ended March 31, 2019, primarily due to decrease in offhire during the first quarter of 2020.

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

Voyage expenses increased by $5.3 million from $43.0 million during the three months ended March 31, 2019 as compared to $48.4 million during the three months ended March 31, 2020.    This increase was primarily due to the onset of IMO 2020 in which our non-scrubber fitted minor bulk fleet consumed more expensive low sulfur fuel as opposed to high sulfur fuel in order to comply with sulfur emissions regulations that took effect on January 1, 2020.  This was partially offset by savings in fuel costs on our Capesize vessels, which are all fitted with scrubbers and continue to consume the less expensive high sulfur fuel.  Additionally, there was an increase in bunkers consumed during short-term time charters during the first quarter of 2020 as compared to the first quarter of 2019.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.4 million from $23.2 million during the three months ended March 31, 2019 to $21.8 million during the three months ended March 31, 2020. The decrease was primarily due to fewer owned vessels during the first quarter of 2020 as compared to the first quarter of 2019.

Daily vessel operating expenses decreased marginally to $4,413 per vessel per day for the three months ended March 31, 2020 from $4,420 per day for the three months ended March 31, 2019.  Refer to “Capital Expenditures” below for further detail.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2020 were $177 below the weighted-average budgeted rate of $4,590 per vessel per day for the entire year.

Restrictions on crew rotations have led to a temporary decline in crewing related expenses in the near-term although we anticipate costs to normalize over time. The timing of crew rotations remains dependent on the duration and severity of COVID-19 in countries from which our crews are sourced as well as any restrictions in place at ports in which our vessels call. In cases when crew rotations are delayed, we may have some additional costs related to crew bonuses aimed at keeping existing on board for prolonged periods of time.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.  The impact of COVID-19 could result in potential shortages or a lack of access to required spare parts for the operation of our vessels, or potential delays in any unscheduled repairs, which could lead to business disruptions and delays.

As a result of the pending sale of the Genco Bay and the Baltic Breeze, we anticipate that we will forego budgeted drydocking costs of $1.4 million in the aggregate.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for further details.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $0.7 million from $2.4 million during the three months ended March 31, 2019 to $3.1 million during the three months ended March 31, 2020.  During the first quarter of 2020, we chartered in thirteen third-party vessels as compared to nine vessels during the first quarter of 2019.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses that relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, operating lease expense, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to Management Incentive Program (the “MIP”) and the 2015 Equity Incentive Plan. Refer to Note 15 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities, which are not capitalizable to deferred financing costs.  We incurred additional general and administrative expenses during 2019 as a result of our global expansion to Singapore and Copenhagen and may incur additional such expenses related to these overseas offices during 2020.

For the three months ended March 31, 2020 and 2019, general and administrative expenses were $5.8 million and $6.3 million, respectively.  The $0.5 million decrease was primarily due to a decrease in office maintenance fees as well as legal and professional fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Technical management fees were $1.9 million and $1.9 million during the three months ended March 31, 2020 and 2019, respectively.

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

Depreciation and amortization expense decreased by $0.5 million to $17.6 million during the three months ended March 31, 2020 as compared to $18.1 million during the three months ended March 31, 2019.  This decrease was primarily due to a decrease in depreciation expense for the five vessels that were sold during the fourth quarter of 2019 and the first quarter of 2020, as well as a decrease for the ten Handysize vessels that were impaired during the first quarter of 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended March 31, 2020, we recorded $112.8 million of impairment of vessel assets.  There was no impairment of vessel assets during the three months ended March 31, 2019.

On February 24, 2020, the Board of Directors determined to dispose of the ten of our Handysize vessels; the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit, at times and on terms to be determined in the future.  Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, we have adjusted the values of these older vessels to their respective fair market values during the first quarter of 2020.  Subsequent to February 24, 2020, we have entered into agreements to sell three of these vessels during the first quarter of 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales prices.  Total impairment recorded during the first quarter of 2020 related to these ten Handysize vessels was $85.8 million.

At March 31, 2020, we determined that the expected estimated future undiscounted cash flows for four of our Supramax vessels; the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior; did not exceed the net book value of these vessels as of March 31, 2020.  As such, we adjusted the carrying value of these vessels to their respective fair market values as of March 31, 2020.  This resulted in an impairment loss of $27.0 million during the first quarter of 2020.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

LOSS (GAIN) ON SALE OF VESSELS-

During the first quarter of 2020, we recorded a net loss on sale of vessels of $0.5 million related primarily to the sale of the Genco Charger on February 24, 2020 and Genco Thunder on March 5, 2020.  During the first quarter of 2019, we recorded a net gain on sale of vessels of $0.6 million related primarily to the sale of the Genco Vigour on January 28, 2019.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $0.9 million from $7.2 million during the three months ended March 31, 2019 to $6.4 million during the three months ended March 31, 2020.  Net interest expense during the three months ended March 31, 2020 and 2019 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $1.6 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt.  This was offset by a $0.7 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months.  Such resources include unrestricted cash and cash equivalents of $134.3 million as of March 31, 2020, which compares to a minimum liquidity requirement under our credit facilities of approximately $37 million as of the date of this report.  Given quarterly amortization payments of $18.2 million under our credit facilities, anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”), as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures.  However, if market conditions were to worsen significantly due to the current COVID-19 pandemic, then our cash resources may decline to a level that may put at risk our ability to service timely our debt and capital expenditure commitments.

Our credit facilities contain collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under each such facility.  If the values of our vessels were to decline further significantly as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement.  Any borrowings under the $25 million revolving credit facility we are negotiating that is further described below may make it more difficult to satisfy the collateral maintenance requirement under our

$108 Million Credit Facility.  If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the ongoing COVID-19 pandemic.  We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions.  We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.  Please refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a further discussion of risks related to our liquidity and capital resources.

We entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018 and originally allowed borrowings of up to $460 million.  On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility that provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of the Company’s Capesize vessels.  Additionally, we entered into the $108 Million Credit Facility on August 14, 2018 to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements.  We are in the process of negotiating a revolving credit facility with lenders of our current bank group for up to $25 million, which we expect will be collateralized by the vessels in our $108 Million Credit Facility.  There can be no assurance that we will be able to enter into this facility or obtain funding under it on favorable terms or at all.

At March 31, 2020, we were in compliance with all financial covenants under the $495 Million Credit facility and the $108 Million Credit Facility.

Dividends

Our Board of Directors has adopted a quarterly dividend policy to pay a dividend of $0.175 per share. However, in light of ongoing market weakness and heightened economic uncertainty as a result of the COVID-19 pandemic, our Board of Directors determined it would be prudent to reduce our regular quarterly dividend following its quarterly review in order to support our balance sheet and liquidity position and better position us for an eventual economic recovery.  Accordingly, on May 6, 2020, we announced a quarterly dividend of $0.02 per share.  Our Board expects to reassess the payment of dividends as appropriate from time to time. Our declaration and payment of dividends is subject to a number of conditions and restrictions as described below.

On November 5, 2019, we entered into amendments with our lenders to the dividend covenants of the credit agreements for our $495 Million Credit Facility and our $108 Million Credit Facility.  Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total unrestricted cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn.  At March 31, 2020, we had  unrestricted cash and cash equivalents of $134.3 million. We have commitments for amortization payments expected to be $18.2 million per quarter for 2020, or $20.2 million from September 30, 2020 onward, if we draw in full the $25 million credit facility we are negotiating. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends after the end of 2020, assuming we draw such facility in full (or earlier if we do not), except to the extent of permissible dividends from net income.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors.  Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment.  The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Ongoing market weakness and heightened economic uncertainty as a result of the COVID-19 pandemic and related economic conditions may result in our suspension, reduction, or termination of future quarterly dividends.

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 41 – 42 in the 2019 10-K, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder's tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

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

Tax Consequences if We Are a Passive Foreign Investment Company

As discussed in “U.S. tax authorities could treat us as a ‘passive foreign investment company,’ which could have adverse U.S. federal income tax consequences to U.S. shareholders” in Item 1.A Risk Factors in our 2019 10-K, a foreign corporation generally will be treated as a PFIC for U.S. federal income tax purposes if, after applying certain look through rules, either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value or adjusted bases of its assets (determined on a quarterly basis) produce or are held for the production of passive income, i.e., “passive assets.”  As discussed above, we do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

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
•

is notified by the IRS that they have become subject to backup withholding because they previously failed to report all interest and dividends required to be shown on their federal income tax returns; or

•	fails to comply with applicable certification requirements

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

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2020 was $4.0 million as compared to net cash provided by operating activities of $11.6 million for the three months ended March 31, 2019.  This decrease in cash provided by operating activities was primarily due to an increase in amounts due from charterers as of March 31, 2020 based on the timing of freight payments and the percentage completion of spot voyages for our vessels, an increase in drydocking related expenditures and other changes in working capital.

Net cash provided by investing activities was $5.6 million during the three months ended March 31, 2020 as compared to net cash used in investing activities of $4.1 million during the three months ended March 31, 2019.  This increase was primarily due to an increase in net proceeds from the sale of vessels, as well as a decrease in ballast water treatment system related expenditures.  These amounts were partially offset by an increase in cash used to purchase  scrubbers for our vessels.

Net cash used in financing activities during the three months ended March 31, 2020 and 2019 was $14.3 million and $17.3 million, respectively.  The decrease was primarily due to the $11.3 million drawdown on the $495 Million Credit Facility during the first quarter of 2020, partially offset by  a $7.3 million payment of dividends during the first quarter of 2020 and a $1.7 million increase in repayments under the $495 Million Credit Facility.

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

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2020 and December 31, 2019, we did not have any interest rate swap agreements.  As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations.  Amounts would not and should not be identical due to the different modeling assumptions.  Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2020 and December 31, 2019.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of March 31, 2020.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, as amended.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $495 Million Credit Facility and the $108 Million Credit Facility, as well as other fees associated with the facilities.  The following table also incorporates the future lease payments associated with our office leases. Refer to Note 13 — Leases in our Condensed Consolidated Financial Statements for further information regarding the terms of our current lease agreement.  Lastly, the table incorporates the remaining contractual purchase obligations for the purchase of ballast water treatment systems for 42 of our vessels, refer to “Capital Expenditures” below for further information.  All of our time charter-in agreements with third parties are less than twelve months and have not been included below.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years
	(U.S. dollars in thousands)
Credit Agreements	$488,834	$54,721	$145,924	$288,189	$—
Interest and borrowing fees	43,558	12,600	26,364	4,594	—
Vessel purchase obligations	8,516	3,001	5,515	—	—
Executive employment agreement	305	305	—	—	—
Office leases	12,802	1,672	4,460	4,831	1,839
Totals	$554,015	$72,299	$182,263	$297,614	$1,839

(1)	Represents the nine-month period ending December 31, 2020.

Interest expense has been estimated using 0.44% based on one-month LIBOR plus the average applicable margin of 3.25% for the $460 million tranche of the $495 Million Credit Facility, 2.50% for the $35 million tranche of the $495 Million Credit facility and 2.50% for the $108 Million Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 53 drybulk vessels, including 17 Capesize drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 10 Handysize drybulk carriers.

As previously announced, we have implemented a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 17 of our vessels in the aggregate during previous drydockings

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved BWTS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the U.S. Coast Guard (“USCG”) has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. Furthermore, we received extensions for vessels drydocking in 2016 that allowed for further extensions to the vessels’ next scheduled drydockings in year 2021.  Additionally, for our vessels that were scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  Any newbuilding vessels that we acquire will have a USCG approved system or at least an AMS installed when the vessel is being built.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 42 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize, $0.6 million for Supramax and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  During 2019 and the first quarter of 2020, we completed the installation of BWTS on 17 and two of our vessels, respectively.  We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Through March 31, 2020, we have paid $39.5 million in cash installments towards our scrubber program and have drawn down $32.8 million under the scrubber tranche under our $495 Million Credit Facility.  While we completed 16 scrubber retrofits during 2019 and one in January 2020, due to the timing of cash flows, we have approximately $3.0 million relating to our scrubber program currently recorded in accounts payable as of March 31, 2020, which we plan to pay during the second quarter of 2020.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, and scheduled off-hire days for our fleet through 2021 to be:

Year	Estimated Drydocking Cost (1)	Estimated BWTS Cost (2)	Estimated Off-hire Days (3)
	(U.S. dollars in millions)

Remainder of 2020	$7.6	$3.0	210
2021	$9.3	$5.5	230

(1)

Estimated drydocking costs during the remainder of 2020 and 2021 include $2.1 million and $2.1 million of costs, respectively, for vessels that could potentially be sold.  Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

(2)

Estimated BWTS costs during the remainder of 2020 and 2021 include $1.1 million and $1.5 million of costs, respectively, for vessels that could potentially be sold.  Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

(3)

Estimated offhire days during the remainder of 2020 and 2021 include 60 days and 60 days, respectively, for vessels that could potentially be sold.  Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

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

During the three months ended March 31, 2020 and 2019, we incurred a total of $2.8 million and $0.4 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Five vessels completed their respective drydockings during the three months ended March 31, 2020, which included one vessel that began its drydocking during the fourth quarter of 2019.  We estimate that ten of our vessels will be drydocked during the remainder of 2020 and 11 of our vessels will be drydocked during 2021.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to our critical accounting policies as disclosed in the 2019 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2019 10-K.

During the three months ended March 31, 2020, we recorded losses of $112.8 million related to the impairment of vessel assets.   There was $85.8 million of impairment expense recorded during the three months ended March 31, 2020 for the remaining ten of our Handysize vessels; the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit. On February 24, 2020, our Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future.    Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, we adjusted the values of these older vessels to their respective fair market values during the first quarter of 2020.  Subsequent to February 24, 2020, we have entered into agreements to sell three of these vessels during the first quarter of 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales price.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Additionally, at March 31, 2020, we determined that the expected estimated future undiscounted cash flows for four of our Supramax vessels; the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior; did not exceed the net book value of these vessels as of March 31, 2020.  As such, we adjusted the carrying value of these vessels to their respective fair market values as of March 31, 2020.  This resulted in an impairment loss of $27.0 million during the three months ended March 31, 2020.

There was no impairment of vessel assets recorded during the three months ended March 31, 2019.

Pursuant to our credit facilities, we regularly submit to the lenders’ valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $108 Million Credit Facility as of March 31, 2020.  Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $108 Million Credit Facility.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2020 and December 31, 2019.  Vessels have been grouped according to their collateralized status as of March 31, 2020.  The carrying value of the ten Handysize vessels and four Supramax vessels as noted above reflect the impairment loss recorded during the three months ended March 31, 2020.  The carrying value of the Genco Thunder and Genco Charger at December 31, 2019 reflect the impairment loss recorded during 2019 for these vessels.

At March 31, 2020, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2020, with the exception of the Baltic Hare, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare, the Genco Spirit, the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior, which were impaired during the three months ended March 31, 2020 as noted above.  At December 31, 2019, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2019, with the exception of the Genco Charger, which was impaired during the year ended December 31, 2019.

The amount by which the carrying value at March 31, 2020 of all of the vessels in our fleet, with the exception of the  13 aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $18.5 million per vessel, and $340.0 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2019 of all of the vessels in our fleet, with the exception of the one aforementioned vessel, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.3 million to $18.1 million per vessel, and $419.4 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $8.5 million at March 31, 2020 and $7.8 million as of December 31, 2019.  However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2020	2019
$495 Million Credit Facility
Genco Commodus	2009	2009	$38,990	$39,472
Genco Maximus	2009	2009	38,968	39,498
Genco Claudius	2010	2009	40,772	41,314
Baltic Bear	2010	2010	40,439	40,967
Baltic Wolf	2010	2010	40,643	41,163
Baltic Lion	2009	2013	31,852	32,199
Genco Tiger	2010	2013	29,860	30,115
Genco Thunder	2007	2008	—	10,303
Baltic Scorpion	2015	2015	25,318	25,583
Baltic Mantis	2015	2015	25,569	25,835
Genco Hunter	2007	2007	16,843	17,121
Genco Warrior	2005	2007	7,803	15,053
Genco Aquitaine	2009	2010	16,817	17,046
Genco Ardennes	2009	2010	16,848	17,080
Genco Auvergne	2009	2010	17,034	17,094
Genco Bourgogne	2010	2010	17,569	17,802

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2020	2019
Genco Brittany	2010	2010	17,837	17,829
Genco Languedoc	2010	2010	17,379	17,609
Genco Loire	2009	2010	10,649	10,777
Genco Lorraine	2009	2010	10,614	10,748
Genco Normandy	2007	2010	8,607	8,717
Baltic Leopard	2009	2009	10,648	10,773
Baltic Jaguar	2009	2010	10,663	10,782
Baltic Panther	2009	2010	10,659	10,784
Baltic Cougar	2009	2010	10,667	10,791
Genco Picardy	2005	2010	8,000	14,669
Genco Provence	2004	2010	7,287	14,164
Genco Pyrenees	2010	2010	17,292	17,528
Genco Rhone	2011	2011	18,377	18,610
Genco Bay	2010	2010	7,750	16,411
Genco Ocean	2010	2010	7,718	16,562
Genco Avra	2011	2011	8,465	17,505
Genco Mare	2011	2011	8,465	17,546
Genco Spirit	2011	2011	8,466	17,614
Baltic Wind	2009	2010	7,630	15,996
Baltic Cove	2010	2010	7,717	16,490
Baltic Breeze	2010	2010	7,750	16,603
Baltic Fox	2010	2013	8,955	15,995
Baltic Hare	2009	2013	8,278	15,395
Genco Constantine	2008	2008	35,850	36,450
Genco Augustus	2007	2007	33,712	34,330
Genco London	2007	2007	33,109	33,600
Genco Titus	2007	2007	33,820	33,590
Genco Tiberius	2007	2007	33,712	34,276
Genco Hadrian	2008	2008	36,179	36,638
Genco Predator	2005	2007	8,000	14,846
Genco Charger	2005	2007	—	5,099
Baltic Hornet	2014	2014	23,829	24,086
Baltic Wasp	2015	2015	24,083	24,340
TOTAL			$907,492	$1,044,798

$108 Million Credit Facility
Genco Endeavour	2015	2018	45,480	45,947
Genco Resolute	2015	2018	45,696	46,093
Genco Columbia	2016	2018	26,360	26,627
Genco Weatherly	2014	2018	21,443	21,676
Genco Liberty	2016	2018	49,133	49,506
Genco Defender	2016	2018	49,086	49,517
			$237,198	$239,366

Consolidated Total			$1,144,690	$1,284,164

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.  Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial

Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of March 31, 2020 and December 31, 2019.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes.  Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings.  At March 31, 2020 and December 31, 2019, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the three months ended March 31, 2020 and 2019, we were subject to the following interest rates on the outstanding debt under our credit facilities (Refer to Note 7 — Debt of our condensed consolidated financial statements for further information):

•	$108 Million Credit Facility — one-month LIBOR plus 2.50% effective August 17, 2018 when the initial draw down on this facility was made.

•	$495 Million Credit Facility —

•

$460 Million Tranche – one-month LIBOR plus 3.25% effective June 5, 2018, when the initial $460 million draw down on this tranche of this facility was made.  The applicable margin was reduced to 3.00% from March 5, 2019 to August 9, 2019 pursuant to terms of the facility.

•	$35 Million Tranche – one-month LIBOR plus 2.50% effective August 28, 2019 when the initial draw down on this tranche of this facility was made.

A 1% increase in LIBOR would result in an increase of $1.3 million in interest expense for the three months ended March 31, 2020.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of March 31, 2020 and December 31, 2019, we did not have any derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2019 10-K, which could materially affect our business, financial condition or future results. Below is an update to the risk factor entitled, “The Covid-19 novel coronavirus, or other epidemics, could have a material adverse impact on our business, results of operations, or financial condition”:

The COVID-19 pandemic and measures to contain its spread have impacted the markets in which we operate and could have a material adverse impact on our business and its operations.

The COVID-19 pandemic and measures to contain its spread have negatively impacted regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These negative impacts could continue or worsen. The COVID-19 pandemic may have far-reaching repercussions on our business and industry that are currently unknown. Governments in affected countries are imposing travel bans, quarantines, and other emergency public health measures, and a number of countries have implemented lockdown measures. Companies, including us, are also taking precautions, such as requiring employees to work remotely and imposing travel restrictions, while some other businesses have been required to close entirely. These restrictions have had an adverse impact on global economic conditions, resulted in turmoil in the shipping, credit, and other markets that affect us, and introduced new risks to our operations.  These negative effects may continue or occur after the pandemic itself diminishes or ends. The COVID-19 pandemic has resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities, and we believe it has resulted in lower drybulk rates in 2020 thus far, given lower demand for some of the cargoes we carry, including iron ore and coal.  As the COVID-19 pandemic has spread, economic activity has also declined in other major industrial and financial centers of the world, including the United States, the European Union, Japan, India, and South Korea.   Deterioration of worldwide, regional, or national economic conditions and activity could result in further reduced demand for the cargoes we carry and drybulk shipping services and may also negatively affect our charters, suppliers, and other parties with which we do business.

Moreover, we face significant risks to our personnel and operations due to the COVID-19 pandemic.  Our crews face risk of exposure to COVID-19 as a result of travel to ports in China and other countries in which cases of COVID-19 have been reported.  Our shore-based personnel likewise face risk of such exposure, as we are headquartered in New York, which currently has the highest number of COVID-19 cases reported in the U.S.  The spread of COVID-19  has led to disruption of normal business activities and the imposition of measures to prevent or limit the spread of COVID-19, all of which may result in severe operational disruptions and delays.  Our operations may be negatively affected by the unavailability of normal port infrastructure and services, including limited access to equipment, critical goods, and personnel, which may lead to delays in the loading and discharging of cargo on or from our vessels; closure of ports and customs offices; restrictions on the ability of our vessels to call on or depart from ports or requiring mandatory minimum periods between port calls (such as regulations requiring a minimum of 14 days between departure from a port in China and arrival at a port in certain other countries), which may result in vessel offhire; delays and expenses in finding substitute crew members if any of our vessels’ crew members become infected; our inability to renew or maintain the required classifications of our vessels; difficulty in executing vessel purchases or sales; disruptions to crew changes; quarantine of our ships, our crews, or both; delays in or inability to perform scheduled drydockings, intermediate or special surveys of vessels and scheduled and unscheduled ship repairs and upgrades, including the installation of ballast water treatment equipment, which may result from a shortage of necessary personnel, an inability to access or unavailability of necessary facilities or otherwise; and shortages of or a lack of access to spare parts required for our vessels.  As our shore-based personnel are currently working remotely, any disruption in remote communications could also negatively impact our operations.  The occurrence of one or more of the foregoing events or circumstances could have a material adverse effect on our business, results of operations, cash flows, financial condition, values of our vessels, and ability to pay dividends.

The COVID-19 pandemic and measures to contain its spread could have a material adverse impact on our financial condition, compliance with our credit facility covenants, and ability to pay dividends.

As a result of the impact of COVID-19 and measures to contain its spread on general market conditions and our operations as described in the preceding risk factor, we may experience significant risks to our financial condition and liquidity.  These risks include inability to charter our vessels at profitable rates or at all, with resulting losses from operations; noncompliance of charterers with the terms of our charters, including payment; a decline in counterparty credit strength; limitations on sources of cash and liquidity, including reduced access to capital markets and tightening credit from potential lenders in the private or public sector; delays or defaults in payments if the payment systems through which we receive revenues from vessel chartering or process payment of our expenses do not function; noncompliance with covenants in our credit facilities; and potential decreases in the market values of vessels and related impairment charges.

Our credit facilities contain collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under each such facility.  If the values of our vessels were to decline further significantly as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement.  Any borrowings under the $25 million revolving credit facility we are negotiating may make it more difficult to satisfy the collateral maintenance requirement under our $108 Million Credit Facility.  If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

We also reduced our quarterly dividend to $0.02 per share in order to maintain our cash reserves in the face of uncertainties presented by COVID-19.  Our credit facilities permit the payment of dividends to the extent our unrestricted cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher (or a specified percentage of consolidated net income for the preceding quarter).  At March 31, 2020, we had cash for this purpose of $134.3 million. We have commitments for amortization payments expected to be $18.2 million per quarter for 2020, or $20.2 million from September 30, 2020 onward, if we draw in full the $25 million credit facility we are negotiating. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends after the end of 2020, assuming we draw such facility in full (or earlier if we do not), except to the extent of permissible dividends from net income.

At present, it is not possible to ascertain the overall impact of COVID-19 on our business, which may take some time to materialize and may not be fully reflected in the results for 2020.  However, the occurrence of any of the foregoing events or other epidemics, an increase in the severity or duration or a resurgence of the COVID-19 or other epidemic, or prevention and mitigation measures related to any such epidemic could have a material adverse effect on our business, results of operations, cash flows, financial condition, values of our vessels, and ability to pay dividends.

ITEM 6.  EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(6)

3.7	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.8	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(7)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Arthur L. Regan.(*)

10.2	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.3	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.4	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.5	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Robert Hughes.(*)

10.6	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Arthur L. Regan.(*)

10.7	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.8	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.9	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.10	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Robert Hughes.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 6, 2020	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 6, 2020	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)