Form 10-Q
period 2020-06-30
GENCO SHIPPING & TRADING LTD
filed 2020-08-05
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-33393

GENCO SHIPPING & TRADING LIMITED

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-0439758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 Park Avenue, 12th Floor, New York, New York 10171

(Address of principal executive offices) (Zip Code)

(646) 443-8550

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ⌧
Emerging growth company ◻

If emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	GNK	New York Stock Exchange (NYSE)

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2020: Common stock, par value $0.01 per share — 41,801,753 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$127,722	$155,889
Restricted cash	14,855	6,045
Due from charterers, net of a reserve of $662 and $1,064, respectively	13,370	13,701
Prepaid expenses and other current assets	8,705	10,049
Inventories	23,034	27,208
Vessels held for sale	23,252	10,303
Total current assets	210,938	223,195

Noncurrent assets:
Vessels, net of accumulated depreciation of $242,465 and $288,373, respectively	1,109,341	1,273,861
Deferred drydock, net of accumulated amortization of $7,691 and $11,862 respectively	19,192	17,304
Fixed assets, net of accumulated depreciation and amortization of $2,057 and $2,154, respectively	7,215	5,976
Operating lease right-of-use assets	7,565	8,241
Restricted cash	315	315
Total noncurrent assets	1,143,628	1,305,697

Total assets	$1,354,566	$1,528,892

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,071	$49,604
Current portion of long-term debt	79,522	69,747
Deferred revenue	4,368	6,627
Current operating lease liabilities	1,720	1,677
Total current liabilities:	109,681	127,655

Noncurrent liabilities:
Long-term operating lease liabilities	8,955	9,826
Long-term debt, net of deferred financing costs of $11,648 and $13,094, respectively	403,304	412,983
Total noncurrent liabilities	412,259	422,809

Total liabilities	521,940	550,464

Commitments and contingencies (Note 12)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,801,753 and 41,754,413 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	418	417
Additional paid-in capital	1,714,019	1,721,268
Accumulated deficit	(881,811)	(743,257)
Total equity	832,626	978,428
Total liabilities and equity	$1,354,566	$1,528,892

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Voyage revenues	$74,206	$83,550	$172,542	$177,014

Total revenues	74,206	83,550	172,542	177,014

Operating expenses:
Voyage expenses	41,695	41,800	90,063	84,822
Vessel operating expenses	21,058	24,358	42,871	47,549
Charter hire expenses	1,432	4,849	4,507	7,267
General and administrative expenses (inclusive of nonvested stock amortization expense of $476, $569, $957 and $1,021, respectively)	5,471	5,799	11,238	12,109
Technical management fees	1,724	1,885	3,578	3,825
Depreciation and amortization	15,930	18,271	33,504	36,348
Impairment of vessel assets	—	13,897	112,814	13,897
Loss (gain) on sale of vessels	—	—	486	(611)

Total operating expenses	87,310	110,859	299,061	205,206

Operating loss	(13,104)	(27,309)	(126,519)	(28,192)

Other (expense) income:
Other income (expense)	120	107	(464)	437
Interest income	253	1,073	847	2,400
Interest expense	(5,473)	(8,124)	(12,418)	(16,699)
Impairment of right-of-use asset	—	(223)	—	(223)

Other expense	(5,100)	(7,167)	(12,035)	(14,085)

Net loss	$(18,204)	$(34,476)	$(138,554)	$(42,277)

Net loss per share-basic	$(0.43)	$(0.83)	$(3.31)	$(1.01)
Net loss per share-diluted	$(0.43)	$(0.83)	$(3.31)	$(1.01)
Weighted average common shares outstanding-basic	41,900,901	41,742,301	41,883,629	41,734,248
Weighted average common shares outstanding-diluted	41,900,901	41,742,301	41,883,629	41,734,248

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2020 and 2019

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(18,204)	$(34,476)	$(138,554)	$(42,277)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(18,204)	$(34,476)	$(138,554)	$(42,277)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(U.S. Dollars in Thousands)

(Unaudited)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2020	$417	$1,721,268	$(743,257)	$978,428

Net loss			(120,350)	(120,350)

Issuance of 47,341 shares of vested RSUs, net of forfeitures of 1,490 shares	1	(1)		—

Cash dividends declared ($0.175 per share)		(7,363)		(7,363)

Nonvested stock amortization		481		481

Balance — March 31, 2020	$418	$1,714,385	$(863,607)	$851,196

Net loss			(18,204)	(18,204)

Cash dividends declared ($0.02 per share)		(842)		(842)

Nonvested stock amortization		476		476

Balance — June 30, 2020	$418	$1,714,019	$(881,811)	$832,626

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2019	$416	$1,740,163	$(687,272)	$1,053,307

Net loss			(7,801)	(7,801)

Issuance of 12,477 shares of vested RSUs	—	—		—

Nonvested stock amortization		452		452

Balance — March 31, 2019	$416	$1,740,615	$(695,073)	$1,045,958

Net loss			(34,476)	(34,476)

Nonvested stock amortization		569		569

Balance — June 30, 2019	$416	$1,741,184	$(729,549)	$1,012,051

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(138,554)	$(42,277)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	33,504	36,348
Amortization of deferred financing costs	1,909	1,867
Noncash operating lease expense	676	577
Amortization of nonvested stock compensation expense	957	1,021
Impairment of right-of-use asset	—	223
Impairment of vessel assets	112,814	13,897
Loss (gain) on sale of vessels	486	(611)
Insurance proceeds for protection and indemnity claims	278	389
Insurance proceeds for loss of hire claims	78	—
Change in assets and liabilities:
Decrease in due from charterers	331	6,588
Decrease in prepaid expenses and other current assets	504	165
Decrease in inventories	4,174	223
(Decrease) increase in accounts payable and accrued expenses	(17,454)	828
(Decrease) increase in deferred revenue	(2,259)	1,859
Decrease in operating lease liabilities	(828)	(786)
Deferred drydock costs incurred	(5,593)	(5,488)
Net cash (used in) provided by operating activities	(8,977)	14,823

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(2,275)	(7,754)
Purchase of scrubbers (capitalized in Vessels)	(10,839)	(10,370)
Purchase of other fixed assets	(2,716)	(2,494)
Net proceeds from sale of vessels	14,726	6,309
Insurance proceeds for hull and machinery claims	484	612
Net cash used in investing activities	(620)	(13,697)

Cash flows from financing activities:
Proceeds from the $133 Million Credit Facility	24,000	—
Repayments on the $133 Million Credit Facility	(3,280)	(3,160)
Proceeds from the $495 Million Credit Facility	11,250	—
Repayments on the $495 Million Credit Facility	(33,321)	(34,575)
Payment of common stock issuance costs	—	(105)
Cash dividends paid	(8,126)	—
Payment of deferred financing costs	(283)	(611)
Net cash used in financing activities	(9,760)	(38,451)

Net decrease in cash, cash equivalents and restricted cash	(19,357)	(37,325)

Cash, cash equivalents and restricted cash at beginning of period	162,249	202,761
Cash, cash equivalents and restricted cash at end of period	$142,892	$165,436

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels and operates in one business segment.

At June 30, 2020, the Company’s fleet consists of 53 drybulk vessels, including 17 Capesize drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 10 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,837,000 dwt and an average age of approximately 10.0 years.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”). The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2020.

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

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$127,722	$155,889
Restricted cash - current	14,855	6,045
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$142,892	$162,249

Vessels held for sale

The Company’s Board of Directors has approved a strategy of divesting specifically identified older, less fuel-efficient vessels as part of a fleet renewal program to streamline and modernize the Company’s fleet.

On March 2, 2020, the Company entered into an agreement to sell the Baltic Wind and on March 20, 2020, the Company entered into agreements to sell the Baltic Breeze and Genco Bay. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2020. The Baltic Wind was sold on July 7, 2020, the Baltic Breeze was sold on July 31, 2020 and the Genco Bay is expected to be sold during the third quarter of 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, and the relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2019. This vessel was sold on March 5, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. Refer to Note 10 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss (gain) of $958 and ($113) during the three months ended June 30, 2020 and 2019, respectively, and $1,800 and $237 during the six months ended June 30, 2020 and 2019, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three months ended June 30, 2020 and 2019, the Company recorded $0 and $13,897, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”). Additionally, during the six months ended June 30, 2020 and 2019, the Company recorded $112,814 and $13,897, respectively, related to the impairment of vessel assets in accordance with ASC 360.

At March 31, 2020, the Company determined that the expected estimated future undiscounted cash flows for four of its Supramax vessels, the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior, did not exceed the net book value of these vessels as of March 31, 2020. The Company adjusted the carrying value of these vessels to their respective fair market values as of March 31, 2020. This resulted in an impairment loss of $27,046 during the six months ended June 30, 2020.

On February 24, 2020, the Board of Directors determined to dispose of the Company’s following ten Handysize vessels: the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit, at times and on terms to be determined in the future.  Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, the Company adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2020. Subsequent to February 24, 2020, the Company has entered into agreements to sell three of these vessels during the three months ended March 31, 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales price. This resulted in an impairment loss of $85,768 during the six months ended June 30, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the vessel sales.

On August 2, 2019, the Company entered into an agreement to sell the Genco Challenger, a 2003-built Handysize vessel, for $5,250 less a 2.0% broker commission payable to a third party.  As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2019, the vessel value for the Genco Challenger was adjusted to its net sales price of $5,145 as of June 30, 2019.  This resulted in an impairment loss of $4,401 during the three and six months ended June 30, 2019.  Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the vessel sale.

At June 30, 2019, the Company determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, the Company adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9,496 during the three and six months ended June 30, 2019. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the vessel sale.

Loss (gain) on sale of vessels

During the six months ended June 30, 2020, the Company recorded a net loss of $486 related to the sale of vessels. The net loss of $486 recorded during the six months ended June 30, 2020 related primarily to the sale of the Genco Charger and Genco Thunder. During the six months ended June 30, 2019, the Company recorded a net gain of $611 related to the sale of vessels. The net gain of $611 recorded during the six months ended June 30, 2019 related primarily to the sale of the Genco Vigour. There were no vessels sold during the three months ended June 30, 2020 and 2019.

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

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2020, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $33 for the Purchase of scrubbers, $1,726 for the Purchase of vessels and ballast water treatment systems, including deposits, $490 for the Purchase of other fixed assets and $13 for the Net proceeds from sale of vessels. For the six months ended June 30, 2020, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $103 for Cash dividends paid and $179 for the Payment of deferred financing costs.

For the six months ended June 30, 2019, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,383 for the Purchase of vessels and ballast water treatment systems, including deposits, $4,104 for the Purchase of scrubbers and $77 for the Purchase of other fixed assets.

During the six months ended June 30, 2020 and 2019, cash paid for interest was $10,457 and $14,946, respectively.

During the six months ended June 30, 2020 and 2019, there was no cash paid for estimated income taxes.

During the six months ended June 30, 2020, the Company made a reclassification of $23,252 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Baltic Wind, Baltic Breeze and Genco Bay prior to June 30, 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

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

Refer to Note 13 — Stock-Based Compensation for further information regarding the aforementioned grants.

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,115	$1,115

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Dispositions

On March 20, 2020, the Company entered into agreements to sell the Baltic Breeze and Genco Bay, both 2010-built Handysize vessels, for $7,900 each less a 2.0% broker commission payable to a third party. The sale of the Baltic Breeze was completed on July 31, 2020. Refer to Note 15 — Subsequent Events. The sale of the Genco Bay is expected to be completed during the third quarter of 2020. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2020. Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies for impairment expense recorded during the six months ended June 30, 2020.

On March 2, 2020, the Company entered into an agreement to sell the Baltic Wind, a 2009-built Handysize vessel, for $7,750 less a 2.0% broker commission payable to a third party. The sale was completed on July 7, 2020, refer to Note 15 — Subsequent Events. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2020. Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies for impairment expense recorded during the six months ended June 30, 2020.

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

The Genco Thunder, Genco Charger and Genco Raptor served as collateral under the $495 Million Credit Facility; therefore $5,339, $3,471 and $6,045, respectively, of the net proceeds received from the sale will remain classified as restricted cash for 360 days following the respective sale dates, which has been reflected as restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2020. Refer to Note 7 — Debt for amendment to the $495 Million Credit Facility. As of December 31, 2019, a total amount of $6,045 was reflected as restricted cash in the Condensed Consolidated Balance Sheets for the Genco Raptor. These amounts can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment.

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

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 13 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. There were 288,319 restricted stock units and 837,338 stock options excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2020 because they were anti-dilutive. There were 258,084 restricted stock units and 496,148 stock options excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2019 because they were anti-dilutive (refer to Note 13 — Stock-Based Compensation).

The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 13 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock. There were no unvested MIP Warrants and 3,936,761 equity warrants excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2020 and 2019 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,900,901	41,742,301	41,883,629	41,734,248

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,900,901	41,742,301	41,883,629	41,734,248

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	41,900,901	41,742,301	41,883,629	41,734,248

6 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2020 and 2019, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2020	2019
Principal amount	$494,474	$495,824
Less: Unamortized debt financing costs	(11,648)	(13,094)
Less: Current portion	(79,522)	(69,747)

Long-term debt, net	$403,304	$412,983

	June 30, 2020		December 31, 2019
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$373,654	$9,941	$395,724	$11,642
$133 Million Credit Facility	120,820	1,707	100,100	1,452

Total debt	$494,474	$11,648	$495,824	$13,094

As of June 30, 2020 and December 31, 2019, $11,648 and $13,094 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheets.

$495 Million Credit Facility

On May 31, 2018, the Company entered into the $460 Million Credit Facility, a five-year senior secured credit facility for an aggregate amount of up to $460,000 which was used to (i) refinance all of the Company’s prior credit facilities into one facility and (ii) pay down the debt on seven of the Company’s oldest vessels, which have been sold.

On February 28, 2019, the Company entered into an amendment to the $460 Million Credit Facility, which provided an additional tranche of up to $35,000 to finance a portion of the acquisitions, installations, and related costs for scrubbers for 17 of the Company’s Capesize vessels (as so amended, the “$495 Million Credit Facility”).

On June 5, 2020, the Company entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days.

On August 28, 2019, September 23, 2019 and March 12, 2020, the Company made total drawdowns of $9,300, $12,200 and $11,250, respectively, under the $35 million tranche of the $495 Million Credit Facility. As of June 30, 2020, the Company drew down a total of $32,750, and this tranche is considered fully drawn. Scheduled quarterly repayments under this tranche are $2,339.

As of June 30, 2020, there was no availability under the $495 Million Credit Facility. Total debt repayments of $16,661 and $19,575 were made during the three months ended June 30, 2020 and 2019 under the $495 Million Credit

Facility, respectively. Total debt repayments of $33,321 and $34,575 were made during the six months ended June 30, 2020 and 2019 under the $495 Million Credit Facility, respectively.

As of June 30, 2020, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

$133 Million Credit Facility

On August 14, 2018, the Company entered into the $108 Million Credit Facility, a five-year senior secured credit facility that was used to finance a portion of the purchase price of six vessels, which also serve as collateral under the facility, which were delivered to the Company during the three months ended September 30, 2018.

On June 11, 2020, the Company entered into an amendment and restatement agreement to the $108 Million Credit Facility which provided for a revolving credit facility of up to $25,000 (the “Revolver”) for general corporate and working capital purposes (as so amended, the “$133 Million Credit Facility”). The key terms associated with the Revolver are as follows:

●	The final maturity date of the Revolver is August 14, 2023.

●	Borrowings under the Revolver may be incurred pursuant to multiple drawings on or prior to July 1, 2023 in minimum amounts of $1,000.

●	Borrowings under the Revolver will bear interest at LIBOR plus 3.00%

●	The Revolver is subject to consecutive quarterly commitment reductions commencing on the last day of the fiscal quarter ending September 30, 2020 in an amount equal to approximately $1.9 million each quarter.
●	Borrowings under the Revolver are subject to a limit of 60% for the ratio of outstanding total term and revolver loans to the aggregate appraised value of collateral vessels under the $133 Million Credit Facility.

The collateral and financial covenants otherwise remain substantially the same as they were under the $108 Million Credit Facility.

On June 15, 2020, the Company drew down $24,000 under the Revolver of the $133 Million Credit Facility.

As of June 30, 2020, there was $1,000 of availability under the $133 Million Credit Facility. Total debt repayments of $1,700 and $1,580 were made during the three months ended June 30, 2020 and 2019 under the $133 Million Credit Facility, respectively. Total debt repayments of $3,280 and $3,160 were made during the six months ended June 30, 2020 and 2019 under the $133 Million Credit Facility, respectively.

As of June 30, 2020, the Company was in compliance with all of the financial covenants under the $133 Million Credit Facility.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Effective Interest Rate	3.62%	5.43%	4.22%	5.50%
Range of Interest Rates (excluding unused commitment fees)	2.67 % to 4.57%	4.90 % to 5.50%	2.67 % to 5.05%	4.90 % to 5.76%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2020		December 31, 2019
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$127,722	$127,722	$155,889	$155,889
Restricted cash	15,170	15,170	6,360	6,360
Principal amount of floating rate debt	494,474	494,474	495,824	495,824

The carrying value of the borrowings under the $495 Million Credit Facility and the $133 Million Credit Facility as of June 30, 2020 and December 31, 2019 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of June 30, 2020 and December 31, 2019 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

ASC Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumption (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment. The three levels are defined as follows:

●	Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

●	Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the six months ended June 30, 2020, the vessel assets for fourteen of the Company’s vessels were written down as part of the impairment recorded during the six months ended June 30, 2020. There was no vessel impairment recorded during the three months ended June 30, 2020. During the three and six months ended June 30, 2019, the vessel assets for three of the Company’s vessels were written down as part of the impairment recorded during the three and six months ended June 30, 2019. The vessels held for sale as of June 30, 2020 were written down as part of the impairment recorded during the six months ended June 30, 2020. The vessel held for sale as of December 31, 2019 was written down as part of the impairment recorded during the three months ended September 30, 2019. Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

Nonrecurring fair value measurements also include impairment tests conducted by the Company during the three and six months ended June 30, 2020 and 2019 of its operating lease right-of use assets.  The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. During the three and six months ended June 30, 2020, there was no impairment of the operating lease right-of-use assets. During the three and six months ended June 30, 2019, the operating lease right-of-use asset was written down as part of the impairment of right-of-use asset recorded during the three and six months ended June 30, 2019.

The Company did not have any Level 3 financial assets or liabilities as of June 30, 2020 and December 31, 2019.

9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Accounts payable	$11,206	$26,040
Accrued general and administrative expenses	2,849	4,105
Accrued vessel operating expenses	10,016	19,459
Total accounts payable and accrued expenses	$24,071	$49,604

10 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended June 30, 2020 and 2019, the Company earned $74,206 and $83,550 of voyage revenue, respectively. For the six months ended June 30, 2020 and 2019, the Company earned $172,542 and $177,014 of voyage revenue, respectively.

Revenue for spot market voyage charters is recognized ratably over the total transit time of the voyage which begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606 — Revenue from Contracts with Customers. Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842 — Leases (“ASC 842”). Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third-party vessels that are chartered in. The fuel consumption and any port expenses incurred prior to arrival at the load port are capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and are amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses. Similarly, for any third party vessels that are chartered in, the charter hire expenses during this period are capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses.

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

Total voyage revenue recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease revenue	$11,983	$25,852	$31,134	$49,242
Spot market voyage revenue	62,223	57,698	141,408	127,772
Total voyage revenues	$74,206	$83,550	$172,542	$177,014

11 - LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 and $612 of sublease income recorded during the three and six months ended June 30, 2020, respectively. There was no sublease income recorded during the three and six months ended June 30, 2019. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operation.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and six months ended June 30, 2020 and 2019, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

12 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 42 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels, $0.6 million for Supramax vessels and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $16,049 and $12,783 in Vessel assets in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively, related to BWTS additions.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels. The Company completed scrubber installation on 16 of its Capesize vessels during 2019 and the remaining Capesize vessel on January 17, 2020. The cost of each scrubber varied according to the specifications of the Company’s vessels and technical aspects of the installation, among other variables. These costs will be capitalized and depreciated over the remainder of the life of the vessel. The Company recorded cumulatively $42,621 and $41,270 in Vessel assets in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively, related to scrubber additions. The Company entered into an amendment to the $495 Million Credit Facility to provide financing to cover a portion of these expenses; refer to Note 7 — Debt for further information.

13 - STOCK-BASED COMPENSATION

2014 Management Incentive Plan

As of June 30, 2020 and December 31, 2019, a total of 8,557,461 of warrants were outstanding under the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”).

The MIP Warrants were issued in three tranches for 238,066, 246,701 and 370,979 shares and have exercise prices, as adjusted for dividends declared during the fourth quarter of 2019 and the first quarter of 2020, of $240.89221, $267.11051 and $317.87359 per whole share, respectively.

For the three and six months ended June 30, 2020 and 2019, there was no amortization expense of the fair value of these warrants. As of June 30, 2020, there was no unamortized stock-based compensation for the warrants and all warrants were vested.

The following table summarizes certain information about the warrants outstanding as of June 30, 2020:

Warrants Outstanding and Exercisable,
June 30, 2020
Weighted
	Weighted	Average
	Average	Remaining
Number of	Exercise	Contractual
Warrants	Price	Life

8,557,461	$281.82	0.10

2015 Equity Incentive Plan

Stock Options

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

For the three and six months ended June 30, 2020 and 2019, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative expenses	$192	$229	$397	$411

Amortization of the unamortized stock-based compensation balance of $879 as of June 30, 2020 is expected to be expensed $389, $367, $111 and $12 during the remainder of 2020 and during the years ended December 31, 2021, 2022 and 2023, respectively. The following table summarizes the unvested option activity for the six months ended June 30, 2020:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding at January 1, 2020 - Unvested	322,279	$9.41	4.72
Granted	344,568	7.06	2.01
Exercisable	(119,923)	9.87	5.05
Exercised	—	—	—
Forfeited	(3,378)	8.07	3.76

Outstanding at June 30, 2020 - Unvested	543,546	$7.83	$2.94

The following table summarizes certain information about the options outstanding as of June 30, 2020:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2020			June 30, 2020
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$8.86	543,546	$7.83	5.22	293,792	$10.78	3.51

As of June 30, 2020 and December 31, 2019, a total of 837,338 and 496,148 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of June 30, 2020 and December 31, 2019, 373,588 and 326,247 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2020:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2020	162,096	$9.26
Granted	178,385	7.00
Vested	(50,672)	9.45
Forfeited	(1,490)	8.39

Outstanding at June 30, 2020	288,319	$7.83

The total fair value of the RSUs that vested during the six months ended June 30, 2020 and 2019 was $352 and $230, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2020:

Unvested RSUs			Vested RSUs
June 30, 2020			June 30, 2020
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
288,319	$7.83	2.04	472,895	$11.25

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of June 30, 2020, unrecognized compensation cost of $1,274 related to RSUs will be recognized over a weighted-average period of 2.04 years.

For the three and six months ended June 30, 2020 and 2019, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative expenses	$284	$340	$560	$610

14 - LEGAL PROCEEDINGS

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

15 – SUBSEQUENT EVENTS

On August 5, 2020, the Company announced a regular quarterly dividend of $0.02 per share to be paid on or about August 25, 2020 to shareholders of record as of August 17, 2020. The aggregate amount of the dividend is expected to be approximately $0.8 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On July 31, 2020, the Company completed the sale of the Baltic Breeze, a 2010-built Handysize vessel, to a third party for $7,900 less a 2.0% broker commission payable to a third party. Additionally, on July 7, 2020, the Company completed the sale of the Baltic Wind, a 2009-built Handysize vessel, to a third party for $7,750 less a 2.0% broker commission payable to a third party.  The vessel assets for the Baltic Breeze and Baltic Wind have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2020.  Refer also to Note 4 — Vessel Acquisitions and Dispositions.  The Company expects to record a net loss on the sale of the Baltic Breeze during the third quarter of 2020 of between approximately $200 and $400. The Company expects to record a net loss on the sale of the Baltic Wind during the third quarter of 2020 of between $200 and $400.

These vessels served as collateral under the $495 Million Credit Facility; therefore, $4,797 and $4,575 of the net proceeds received from the sale of the Baltic Breeze and Baltic Wind, respectively, will remain classified as restricted cash for 360 days following the sale date.  Those amounts can be used towards a loan prepayment under the facility or for the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use these proceeds as a loan prepayment.

On July 15, 2020, the Company issued 42,642 restricted stock units to certain members of the Board of Directors.  The aggregate fair value of these restricted stock units was $255. The awards will vest on the earlier of the date of the next annual shareholders meeting of the Company and the date that is fourteen months after the grant date.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel or any additional scrubbers we may seek to install; (xix) our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xx) worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020; (xxi) our financial results for the year ending December 31, 2020 and other factors relating to determination of the tax treatment of dividends we have declared; (xxii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; and (xxiii) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. Our fleet currently consists of 51 drybulk vessels, including 17 Capesize drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and eight Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,768,000 dwt and an average age of approximately 10.1 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 34 - 35 for a table of our current fleet.

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

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In particular, the COVID-19 pandemic resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities. The pandemic resulted in a 6.8% contraction in China’s GDP during the first quarter of 2020, with the most significant impact occurring in January and February. Since March, China has shown substantial improvement, as various economic indicators such as fixed asset investment and industrial production rose as compared to the previous months of the year. However, economic activity levels in regions outside of China declined significantly beginning in the first quarter of 2020 and continuing into the second quarter of the year due to various forms of nationwide shutdowns being imposed to prevent the spread of COVID-19. India, Japan, Europe and the U.S., which are important drivers of demand for drybulk trade, have seen meaningful contractions in economic output in the year to date. The impact of the economic contraction remains highly dependent on the trajectory of COVID-19, which is uncertain.

While the drybulk earnings environment in 2020 was already trending lower in part due to Brazilian iron ore supply constraints, the onset and continued spread of COVID-19 further accentuated this decline. The Capesize market is heavily reliant on iron ore shipments, particularly from Brazil, which decreased by 11% through the first six months of 2020 as compared to the same period of 2019. Heavy rainfall in Brazil and operational issues at Vale’s iron ore mines relating to the 2019 Brumadinho dam failure along with the impact from COVID-19 limited production and export activity, although iron ore exports from Brazil have begun to recover and showed an improvement of nearly 40% in June compared to May 2020.

The outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by governments around the world in response to it. Drybulk commodities that are closely tied to global GDP growth, such as coal and various minor bulk cargoes, have experienced reduced trade flows to date due to lower end user demand resulting from a decline in global economic activity. As countries worldwide began to gradually reopen their respective economies since June 2020, trade flows and demand for raw materials have increased. Drybulk spot freight rates increased off of the year to date lows towards the end of the second quarter and have remained firm in the third quarter to date. However, the sustainability of this recovery cannot be predicted and could be affected by a resurgence of the virus.

As our vessels continue to trade commodities globally, we have taken measures to safeguard our crew and work toward preventing the spread of COVID-19. Crew members have received gloves, face masks, hand sanitizer, goggles and handheld thermometers. Genco requires its vessel crews to wear masks when in contact with other individuals who board the vessel. We continue to monitor the Centers for Disease Control and Prevention (the “CDC”) and the WHO guidelines and are also limiting access of shore personnel boarding our vessels. Specifically, no shore personnel with fever or respiratory symptoms are allowed on board, and those that are allowed on board are restricted to designated areas that are thoroughly cleaned after their use. Face masks are also provided to shore personnel prior to boarding a vessel. Precautionary materials are posted in common areas to supplement safety training while personal hygiene best practices are strongly encouraged on board.

We have implemented protocols with regard to crew rotations to keep our crew members safe and healthy which includes polymerase chain reaction (PCR) antibody testing as well as a 14-day quarantine period prior to boarding a vessel. Genco is enacting crew changes where permitted by regulations of the ports and of the country of origin of the mariners, in addition to strict protocols that safeguard our crews against COVID-19 exposure. Crew rotations have become increasingly challenging in recent months due to port and travel restrictions globally, as well as promoting the health and safety of both on and off signing crew members.

Onshore, our offices located in New York and Singapore are temporarily closed with our personnel working remotely. Our office in Copenhagen reopened in June 2020 following approximately three months during which our team worked remotely. Regarding our headquarters in New York, we are planning to implement a phased-in approach towards reopening the office; however a return date has not yet been determined. We currently have placed a ban on all non-essential travel.

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

U.S.-China Trade Dispute

Over the course of 2018 and 2019, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of agricultural products, including soybeans, from the U.S.  Peak North American grain season historically ramps up during September and into the fourth quarter. While China has recently agreed to purchase large amounts of agricultural products that are transported on drybulk vessels, it remains to be seen if trade volumes towards the end of this year will approach levels prior to the trade dispute. A further deterioration in the trading relationship or a re-escalation of protectionist measures taken between these countries or others could lead to reduced volumes of drybulk trade.

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

We have installed scrubbers on our 17 Capesize vessels, 16 of which were completed during 2019 and one of which was completed in January 2020.  The remainder of our fleet has begun consuming compliant, low sulfur fuel beginning in 2020, although we intend to continue to evaluate other options.  During the course of 2019, we sold four of our vessels. Additionally, we have sold two of our vessels during the first quarter of 2020, sold two vessels during July 2020, and entered into an agreement to sell one additional vessel for which the sale is expected to be completed during the third quarter of 2020. We will continue to seek opportunities to renew our fleet going forward.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2020 and 2019 on a consolidated basis.

	For the Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,547.0	1,547.0	—	—%
Panamax	—	182.0	(182.0)	(100.0)%
Ultramax	546.0	546.0	—	—%
Supramax	1,820.0	1,820.0	—	—%
Handymax	—	—	—	—%
Handysize	910.0	1,183.0	(273.0)	(23.1)%

Total	4,823.0	5,278.0	(455.0)	(8.6)%

Chartered-in days (2)
Capesize	—	79.4	(79.4)	(100.0)%
Panamax	—	—	—	—%
Ultramax	114.2	66.0	48.2	73.0%
Supramax	98.7	95.4	3.3	3.5%
Handymax	—	—	—	—%
Handysize	35.6	106.6	(71.0)	(66.6)%

Total	248.5	347.4	(98.9)	(28.5)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,530.1	1,509.9	20.2	1.3%
Panamax	—	182.0	(182.0)	(100.0)%
Ultramax	637.2	612.0	25.2	4.1%
Supramax	1,782.0	1,788.2	(6.2)	(0.3)%
Handymax	—	—	—	—%
Handysize	942.5	1,233.6	(291.1)	(23.6)%

Total	4,891.8	5,325.7	(433.9)	(8.1)%

Available days (owned fleet) (4)
Capesize	1,530.1	1,430.5	99.6	7.0%
Panamax	—	182.0	(182.0)	(100.0)%
Ultramax	523.0	546.0	(23.0)	(4.2)%
Supramax	1,683.3	1,692.8	(9.5)	(0.6)%
Handymax	—	—	—	—%
Handysize	906.9	1,127.0	(220.1)	(19.5)%

Total	4,643.3	4,978.3	(335.0)	(6.7)%

Operating days (5)
Capesize	1,529.6	1,494.3	35.3	2.4%
Panamax	—	182.0	(182.0)	(100.0)%
Ultramax	635.6	610.8	24.8	4.1%
Supramax	1,765.2	1,760.7	4.5	0.3%
Handymax	—	—	—	—%
Handysize	896.7	1,189.1	(292.4)	(24.6)%

Total	4,827.1	5,236.9	(409.8)	(7.8)%

Fleet utilization (6)
Capesize	98.9%	97.7%	1.2%	1.2%
Panamax	—%	100.0%	(100.0)%	(100.0)%
Ultramax	99.7%	99.8%	(0.1)%	(0.1)%
Supramax	97.7%	97.7%	—%	—%
Handymax	—%	—%	—%	—%
Handysize	94.8%	96.4%	(1.6)%	(1.7)%

	For the Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)	% Change

Fleet average	97.8%	97.7%	0.1%	0.1%

	For the Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$9,466	$7,292	$2,174	29.8%
Panamax	—	10,554	(10,554)	(100.0)%
Ultramax	7,848	9,873	(2,025)	(20.5)%
Supramax	5,301	6,971	(1,670)	(24.0)%
Handymax	—	—	—	—%
Handysize	3,952	6,517	(2,565)	(39.4)%

Fleet average	6,693	7,412	(719)	(9.7)%

Daily vessel operating expenses (8)
Capesize	$5,049	$5,057	$(8)	(0.2)%
Panamax	—	4,505	(4,505)	(100.0)%
Ultramax	3,829	4,738	(909)	(19.2)%
Supramax	4,190	4,456	(266)	(6.0)%
Handymax	—	—	—	—%
Handysize	3,864	4,246	(382)	(9.0)%

Fleet average	4,366	4,615	(249)	(5.4)%

	For the Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,094.0	3,077.0	17.0	0.6%
Panamax	64.8	389.2	(324.4)	(83.4)%
Ultramax	1,092.0	1,086.0	6.0	0.6%
Supramax	3,640.0	3,620.0	20.0	0.6%
Handymax	—	—	—	—%
Handysize	1,874.7	2,353.0	(478.3)	(20.3)%

Total	9,765.5	10,525.2	(759.7)	(7.2)%

Chartered-in days (2)
Capesize	—	79.4	(79.4)	(100.0)%
Panamax	—	—	—	—%
Ultramax	292.5	96.3	196.2	203.7%
Supramax	302.8	281.8	21.0	7.5%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	60.7	165.5	(104.8)	(63.3)%

Total	670.5	640.4	30.1	4.7%

Available days (owned & chartered-in fleet) (3)
Capesize	3,058.4	3,038.7	19.7	0.6%
Panamax	64.4	389.2	(324.8)	(83.5)%
Ultramax	1,305.6	1,182.2	123.4	10.4%
Supramax	3,753.0	3,733.8	19.2	0.5%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	1,924.6	2,460.3	(535.7)	(21.8)%

	For the Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)	% Change

Total	10,120.5	10,821.6	(701.1)	(6.5)%

Available days (owned fleet) (4)
Capesize	3,058.4	2,959.3	99.1	3.3%
Panamax	64.4	389.2	(324.8)	(83.5)%
Ultramax	1,013.1	1,085.9	(72.8)	(6.7)%
Supramax	3,450.2	3,452.0	(1.8)	(0.1)%
Handymax	—	—	—	—%
Handysize	1,863.9	2,294.8	(430.9)	(18.8)%

Total	9,450.0	10,181.2	(731.2)	(7.2)%

Operating days (5)
Capesize	3,057.8	3,006.6	51.2	1.7%
Panamax	60.1	381.7	(321.6)	(84.3)%
Ultramax	1,303.3	1,142.3	161.0	14.1%
Supramax	3,707.8	3,672.5	35.3	1.0%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	1,807.1	2,391.7	(584.6)	(24.4)%

Total	9,950.6	10,612.2	(661.6)	(6.2)%

Fleet utilization (6)
Capesize	99.4%	98.3%	1.1%	1.1%
Panamax	92.7%	98.1%	(5.4)%	(5.5)%
Ultramax	99.8%	96.6%	3.2%	3.3%
Supramax	98.1%	97.3%	0.8%	0.8%
Handymax	100.0%	100.0%	—%	—%
Handysize	93.4%	97.1%	(3.7)%	(3.8)%

Fleet average	97.8%	97.5%	0.3%	0.3%

	For the Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$13,062	$9,752	$3,310	33.9%
Panamax	5,256	9,135	(3,879)	(42.5)%
Ultramax	7,973	9,151	(1,178)	(12.9)%
Supramax	5,911	7,887	(1,976)	(25.1)%
Handymax	—	—	—	—%
Handysize	4,867	6,732	(1,865)	(27.7)%

Fleet average	8,251	8,341	(90)	(1.1)%

Daily vessel operating expenses (8)
Capesize	$4,968	$5,010	$(42)	(0.8)%
Panamax	3,338	4,410	(1,072)	(24.3)%
Ultramax	4,233	4,520	(287)	(6.3)%
Supramax	4,200	4,362	(162)	(3.7)%
Handymax	—	—	—	—%
Handysize	3,874	4,131	(257)	(6.2)%

Fleet average	4,390	4,518	(128)	(2.8)%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Voyage revenues (in thousands)	$74,206	$83,550	$172,542	$177,014
Voyage expenses (in thousands)	41,695	41,800	90,063	84,822
Charter hire expenses (in thousands)	1,432	4,849	4,507	7,267
	31,079	36,901	77,972	84,925
Total available days for owned fleet	4,643	4,978	9,450	10,181
Total TCE rate	$6,693	$7,412	$8,251	$8,341

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

Operating Data

The following table represents the operating data for the three and six months ended June 30, 2020 and 2019 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2020	2019	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$74,206	$83,550	$(9,344)	(11.2)%

Total revenues	74,206	83,550	(9,344)	(11.2)%

Operating Expenses:
Voyage expenses	41,695	41,800	(105)	(0.3)%
Vessel operating expenses	21,058	24,358	(3,300)	(13.5)%
Charter hire expenses	1,432	4,849	(3,417)	(70.5)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $476 and $569, respectively)	5,471	5,799	(328)	(5.7)%
Technical management fees	1,724	1,885	(161)	(8.5)%
Depreciation and amortization	15,930	18,271	(2,341)	(12.8)%
Impairment of vessel assets	—	13,897	(13,897)	(100.0)%

Total operating expenses	87,310	110,859	(23,549)	(21.2)%

Operating loss	(13,104)	(27,309)	14,205	(52.0)%
Other expense	(5,100)	(7,167)	2,067	(28.8)%

Net loss	$(18,204)	$(34,476)	$16,272	(47.2)%

Net loss per share - basic	$(0.43)	$(0.83)	$0.40	(48.2)%
Net loss per share - diluted	$(0.43)	$(0.83)	$0.40	(48.2)%
Weighted average common shares outstanding - basic	41,900,901	41,742,301	158,600	0.4%
Weighted average common shares outstanding - diluted	41,900,901	41,742,301	158,600	0.4%

EBITDA (1)	$2,946	$(9,154)	$12,100	(132.2)%

	For the Six Months Ended
	June 30,
	2020	2019	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$172,542	$177,014	$(4,472)	(2.5)%

Total revenues	172,542	177,014	(4,472)	(2.5)%

Operating Expenses:
Voyage expenses	90,063	84,822	5,241	6.2%
Vessel operating expenses	42,871	47,549	(4,678)	(9.8)%
Charter hire expenses	4,507	7,267	(2,760)	(38.0)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $957 and $1,021, respectively)	11,238	12,109	(871)	(7.2)%
Technical management fees	3,578	3,825	(247)	(6.5)%
Depreciation and amortization	33,504	36,348	(2,844)	(7.8)%
Impairment of vessel assets	112,814	13,897	98,917	711.8%
Loss (gain) on sale of vessels	486	(611)	1,097	(179.5)%

Total operating expenses	299,061	205,206	93,855	45.7%

Operating loss	(126,519)	(28,192)	(98,327)	348.8%
Other expense	(12,035)	(14,085)	2,050	(14.6)%

Net loss	$(138,554)	$(42,277)	$(96,277)	227.7%

Net loss per share - basic	$(3.31)	$(1.01)	(2.30)	227.7%
Net loss per share - diluted	$(3.31)	$(1.01)	(2.30)	227.7%
Weighted average common shares outstanding - basic	41,883,629	41,734,248	149,381	0.4%
Weighted average common shares outstanding - diluted	41,883,629	41,734,248	149,381	0.4%

EBITDA (1)	$(93,479)	$8,370	$(101,849)	(1,216.8)%
(1)	EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net loss for each of the periods presented above:

(2)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(18,204)	$(34,476)	$(138,554)	$(42,277)
Net interest expense	5,220	7,051	11,571	14,299
Income tax expense	—	—	—	—
Depreciation and amortization	15,930	18,271	33,504	36,348

EBITDA (1)	$2,946	$(9,154)	$(93,479)	$8,370

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of August 4, 2020:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	August 2020	Voyage
Genco Tiberius	2007	August 2020	Voyage
Genco London	2007	October 2020	Voyage
Genco Titus	2007	October 2020	Voyage
Genco Constantine	2008	July 2020	Voyage
Genco Hadrian	2008	August 2020	Voyage
Genco Commodus	2009	August 2020	$13,750
Genco Maximus	2009	August 2020	Voyage
Genco Claudius	2010	August 2020	Voyage
Genco Tiger	2011	August 2020	Voyage
Baltic Lion	2012	August 2020	Voyage
Baltic Bear	2010	September 2020	Voyage
Baltic Wolf	2010	October 2020	Voyage
Genco Resolute	2015	October 2020	Voyage
Genco Endeavour	2015	August 2020	Voyage
Genco Defender	2016	September 2020	Voyage
Genco Liberty	2016	September 2020	Voyage

Ultramax Vessels
Baltic Hornet	2014	August 2020	$14,000
Baltic Wasp	2015	August 2020	$11,000
Baltic Scorpion	2015	September 2020	$8,000
Baltic Mantis	2015	September 2020	$23,625
Genco Weatherly	2014	September 2020	$20,000
Genco Columbia	2016	August 2020	$9,500

Supramax Vessels
Genco Predator	2005	August 2020	$8,500
Genco Warrior	2005	September 2020	Voyage
Genco Hunter	2007	September 2020	$20,000
Genco Lorraine	2009	August 2020	Voyage
Genco Loire	2009	July 2020	Voyage
Genco Aquitaine	2009	August 2020	Voyage
Genco Ardennes	2009	August 2020	Voyage
Genco Auvergne	2009	August 2020	$8,500
Genco Bourgogne	2010	August 2020	$13,000
Genco Brittany	2010	August 2020	Voyage
Genco Languedoc	2010	September 2020	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Genco Normandy	2007	August 2020	$11,000
Genco Picardy	2005	October 2020	Voyage
Genco Provence	2004	August 2020	Voyage
Genco Pyrenees	2010	August 2020	Voyage
Genco Rhone	2011	September 2020	Voyage
Baltic Leopard	2009	August 2020	$8,000
Baltic Panther	2009	August 2020	Voyage
Baltic Jaguar	2009	August 2020	$9,000
Baltic Cougar	2009	September 2020	Voyage

Handysize Vessels
Baltic Hare	2009	August 2020	Voyage
Baltic Fox	2010	August 2020	$6,000
Baltic Cove	2010	August 2020	$5,000
Genco Ocean	2010	September 2020	$15,750
Genco Bay	2010	July 2020	$8,000
Genco Avra	2011	July 2020	$11,500
Genco Mare	2011	September 2020	Voyage
Genco Spirit	2011	August 2020	$6,125
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

VOYAGE REVENUES-

For the three months ended June 30, 2020, voyage revenues decreased by $9.3 million, or 11.2%, to $74.2 million as compared to $83.6 million for the three months ended June 30, 2019. The decrease in voyage revenues was primarily due to lower rates achieved by the majority of our vessels, as well as the operation of fewer vessels in our fleet. During the first quarter of 2020, a significant portion of our revenues were derived from forward cargoes and short-period time charters entered into before the COVID-19 pandemic began to have a significant economic effect. As such, our results for the first quarter were partially insulated from the impact of COVID-19. However, as previous contracts expired, we then redeployed our vessels based on current spot market freight rates at the time of contract expiration. We believe the pandemic resulted in lower drybulk rates from March through the majority of the second quarter of this year than we would have otherwise achieved in the absence of the virus, given lower demand for some of the cargoes we carry, including iron ore, coal and various minor bulk commodities.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 9.7% to $6,693 a day for the three months ended June 30, 2020 from $7,412 a day for the three months ended June 30, 2019. The decrease in TCE rates was primarily a result of lower rates achieved by our minor bulk vessels partially offset by higher rates for our Capesize vessels.

From mid-May through the end of the second quarter of 2020, drybulk freight rates began to improve, primarily driven by the Capesize sector. Capesize rates as reported by the Baltic Exchange reached a year to date low of $1,992 on May 14, 2020 and subsequently rebounded to $30,857 on June 30, 2020, a level not seen since the second half of 2019. We believe this significant rise in Capesize rates is largely attributable to increased iron ore exports from Brazil which improved by nearly 40% in June versus May to reach a year to date high, as well as continued strong demand for iron ore in China as steel production and industrial activity ramp up combined with a gradual reopening of economies globally.

Regarding minor bulk vessels, market conditions and freight rates remained at low levels despite steady gains experienced from May to the end of the second quarter. Subsequently, in the third quarter to date, we have seen an improvement in the earnings environment for both our major and minor bulk vessels as compared to the rates achieved during the first half of the year. We believe this improvement is primarily a result of a gradual reopening of economies globally together with continued growth in the Brazilian grain trade as well as seasonally stronger cargo flows for various other commodities.

The overall uncertainty surrounding the impact of COVID-19 on our business, together with reduced economic activity and in turn trade flows, could continue to negatively impact the revenue generated by our vessels. While we believe that the gradual reopening of economies affected by COVID-19 has begun to lead to increased global trade flows and a rise in drybulk shipping rates, the sustainability of the recovery cannot be predicted and could be affected by a resurgence of the virus. Furthermore, deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation due to various travel and port restrictions related to COVID-19, has resulted in days in June 2020 and the third quarter of 2020 in which our vessels have been unable to earn revenue and may continue to do so.

For the three months ended June 30, 2020 and 2019, we had 4,823.0 and 5,278.0 ownership days, respectively. The decrease in ownership days is primarily due to the sale of four vessels during 2019 and two vessels during the first quarter of 2020.

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

Due to various travel and port restrictions relating to COVID-19 and our strong emphasis on maintaining the health and safety of both our on-signing and off-signing crew members, we anticipate increased deviation time for certain of our vessels to undertake crew rotations. Commencing during June 2020, we have experienced higher voyage expenses for certain crew changes that we have completed, which we expect to continue at least through the remainder of 2020 as a result of COVID-19 restrictions imposed by various counties. These increased voyage expenses are due to the incremental fuel consumption of deviating to certain ports on which we would ordinarily not call during a typical voyage.

Voyage expenses were $41.7 million and $41.8 million during the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily attributable to changes in bunker prices.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $3.3 million from $24.4 million during the three months ended June 30, 2019 to $21.1 million during the three months ended June 30, 2020. The decrease was primarily due to fewer owned vessels during the second quarter of 2020 as compared to the second quarter of 2019, as well as lower drydocking and crew related expenses.

Daily vessel operating expenses decreased to $4,366 per vessel per day for the three months ended June 30, 2020 from $4,615 per day for the three months ended June 30, 2019. The decrease in daily vessel operating expense was predominantly due to lower drydocking and crew related expenses. Refer to “Capital Expenditures” below for further detail. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2020 were $224 below the weighted-average budgeted rate of $4,590 per vessel per day for the entire year.

Restrictions on crew rotations led to a temporary decline in crewing related expenses of approximately $1 million during the first half of this year. However, such costs began to increase in June 2020, and we expect them to continue to increase at least through the remainder of 2020 as compared to budgeted figures set out at the beginning of the year. Travel and port restrictions together with ensuring the on-signing crew is healthy boarding the ship while the off-signing crew gets home safely have all been increasing challenges that shipowners are facing globally. As crew members worldwide have in many cases, including on certain of our vessels, exceeded the duration of their contracts there is an increased urgency to work towards completing more crew rotations in the coming months. Given this urgency, since June 2020, certain of these crew rotations have led to and could continue to lead to additional deviation time of our vessels as well as unbudgeted expenses due to testing, PPE, quarantine periods and higher than normal travel expenses due to increased airfare costs.

The timing of crew rotations remains dependent on the duration and severity of COVID-19 in countries from which our crews are sourced as well as any restrictions in place at ports in which our vessels call. In cases when crew rotations have been delayed further, we have paid some additional costs related to crew bonuses to retain the existing crew members on board since June 2020 and may continue to do so.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. The impact of COVID-19 could result in potential shortages or a lack of access to required spare parts for the operation of our vessels, potential delays in any unscheduled repairs, deviations for crew changes or increased costs to successfully execute a crew change, which could lead to business disruptions and delays.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $3.4 million from $4.8 million during the three months ended June 30, 2019 to $1.4 million during the three months ended June 30, 2020. The decrease was primarily due to fewer chartered-in days, as well as the chartering in of smaller class vessels during the second quarter of 2020 as compared the second quarter of 2019.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses that relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, operating lease expense, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to Management Incentive Program (the “MIP”) and the 2015 Equity Incentive Plan. Refer to Note 13 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities, which are not capitalizable to deferred financing costs. We incurred additional general and administrative expenses during 2019 as a result of our global expansion to Singapore and Copenhagen and may incur additional such expenses related to these overseas offices during 2020.

For the three months ended June 30, 2020 and 2019, general and administrative expenses were $5.5 million and $5.8 million, respectively. The $0.3 million decrease was primarily due to lower office rent and administrative expenses.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees were $1.7 million and $1.9 million during the three months ended June 30, 2020 and 2019, respectively.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $2.3 million to $15.9 million during the three months ended June 30, 2020 as compared to $18.3 million during the three months ended June 30, 2019. This decrease was primarily due to a decrease in depreciation expense for the ten Handysize and four Supramax vessels that were impaired during the first quarter of 2020, as well as a decrease for the five vessels that were sold during the fourth quarter of 2019 and the first quarter of 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements. These decreases were partially offset by an increase in depreciation expense related to scrubber additions for our Capesize vessels.

IMPAIRMENT OF VESSEL ASSETS-

There was no impairment of vessel assets during the three months ended June 30, 2020. During the three months ended June 30, 2019, we recorded $13.9 million of impairment of vessel assets.

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

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $1.9 million from $7.1 million during the three months ended June 30, 2019 to $5.2 million during the three months ended June 30, 2020. Net interest expense during the three months ended June 30, 2020 and 2019 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $2.7 million decrease in interest expense as a result of lower interest rates as a result of the reduction in LIBOR, as well as lower outstanding debt. This was offset by a $0.8 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts.

IMPAIRMENT OF RIGHT-OF-USE ASSET –

During the second quarter of 2019, we recognized $0.2 million of impairment charges on our operating lease right-of-use asset in accordance with ASC 360.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

VOYAGE REVENUES-

For the six months ended June 30, 2020, voyage revenues decreased by $4.5 million, or 2.5%, to $172.5 million as compared to $177.0 million for the six months ended June 30, 2019.  The decrease in voyage revenues was primarily due to the sale of five vessels during the fourth quarter of 2019 and the first quarter of 2020, as well as a decrease in revenue earned by our minor bulk vessels. These decreases were partially offset by an increase in revenue earned by our Capesize vessels. Refer to the discussion above included under the section “Three months ended June 30, 2020 compared to the three months ended June 30, 2019 – Voyage Revenues” for further information. During the six months ended June 30, 2019, Capesize freight rates were negatively impacted due to the Vale dam breach and tropical cyclone Veronica.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased marginally by 1.1% to $8,251 a day for the six months ended June 30, 2020 from $8,341 a day for the six months ended June 30, 2019.

For the six months ended June 30, 2020 and 2019, we had 9,765.5 and 10,525.2 ownership days, respectively. The decrease in ownership days is primarily due to the sale of four vessels during 2019 and two vessels during the first quarter of 2020. Fleet utilization increased to 97.8% during the six months ended June 30, 2020 from 97.5% during the six months ended June 30, 2019, primarily due to less offhire during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

VOYAGE EXPENSES-

Voyage expenses increased by $5.2 million from $84.8 million during the six months ended June 30, 2019 as compared to $90.1 million during the six months ended June 30, 2020.  This increase was primarily due to the onset of IMO 2020, in which our non-scrubber fitted minor bulk fleet consumed more expensive low sulfur fuel as opposed to high sulfur fuel in order to comply with sulfur emissions regulations that took effect on January 1, 2020.  Although fuel prices decreased during the second quarter of 2020, the initial low sulfur fuel that was purchased for our vessels during the end of 2019 and the first quarter of 2020 and consumed during the six months ended June 30, 2020 was at a higher cost basis. This was partially offset by savings in fuel costs on our Capesize vessels, which are all fitted with scrubbers and continue to consume the less expensive high sulfur fuel.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $4.7 million from $47.5 million during the six months ended June 30, 2019 to $42.9 million during the six months ended June 30, 2020.  The decrease was primarily due to fewer owned vessels during the six months ended June 30, 2020, as well a decrease in drydocking and crew related expenses.

Daily vessel operating expenses decreased to $4,390 per vessel per day for the six months ended June 30, 2020 from $4,518 per day for the six months ended June 30, 2019.  The decrease in daily vessel operating expense was primarily due to lower crew and drydocking related expenses, partially offset by higher insurance and spare parts expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2020 were $200 below the weighted-average budgeted rate of $4,590 per vessel per day for the entire year.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $2.8 million from $7.3 million during the six months ended June 30, 2019 to $4.5 million during the six months ended June 30, 2020. The decrease was primarily due to lower daily charter hire rates for third party time charter-in vessels. During the first half of 2020, we chartered in 20 third-party vessels as compared to 19 vessels during the first half of 2019

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2020 and 2019, general and administrative expenses were $11.2 million and $12.1 million, respectively. The $0.9 million decrease was primarily due to lower office rent and administrative expenses, as well as lower legal and professional fees associated with our credit facilities.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $3.6 million and $3.8 million during the six months ended June 30, 2020 and 2019, respectively.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $2.8 million to $33.5 million during the six months ended June 30, 2020 as compared to $36.3 million during the six months ended June 30, 2019. This decrease was primarily due to a decrease in depreciation expense for the ten Handysize and four Supramax vessels that were impaired during the first quarter of 2020, as well as a decrease for the five vessels that were sold during the fourth quarter of 2019 and the first quarter of 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements. These decreases were partially offset by an increase in depreciation expense related to scrubber additions for our Capesize vessels.

IMPAIRMENT OF VESSEL ASSETS-

During the six months ended June 30, 2020 and 2019, we recorded $112.8 million and $13.9 million of impairment of vessel assets, respectively.

On February 24, 2020, the Board of Directors determined to dispose of ten of our Handysize vessels; the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit, at times and on terms to be determined in the future.  Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, we have adjusted the values of these older vessels to their respective fair market values during the first quarter of 2020. Subsequent to February 24, 2020, we have entered into agreements to sell three of these vessels during the first quarter of 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales prices. Total impairment recorded during the first half of 2020 related to these ten Handysize vessels was $85.8 million.

At March 31, 2020, we determined that the expected estimated future undiscounted cash flows for four of our Supramax vessels; the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior; did not exceed the net book value of these vessels as of March 31, 2020.  As such, we adjusted the carrying value of these vessels to their respective fair market values as of March 31, 2020.  This resulted in an impairment loss of $27.0 million during the first half of 2020.

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

At June 30, 2019, we determined that the expected estimated future undiscounted cash flows for the Genco Champion, a 2006-built Handysize vessel, and the Genco Charger, a 2005-built Handysize vessel, did not exceed the net book value of these vessels as of June 30, 2019.  As such, we adjusted the value of these vessels to their respective fair market values as of June 30, 2019.  This resulted in an impairment loss of $9.5 million during the six months ended June 30, 2019.

LOSS (GAIN) ON SALE OF VESSELS-

During the first half of 2020, we recorded a net loss on sale of vessels of $0.5 million related primarily to the sale of the Genco Charger on February 24, 2020 and Genco Thunder on March 5, 2020. During the first half of 2019, we recorded a net gain on sale of vessels of $0.6 million related primarily to the sale of the Genco Vigour on January 28, 2019.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $2.7 million from $14.3 million during the six months ended June 30, 2019 to $11.6 million during the six months ended June 30, 2020. Net interest expense during the six months ended June 30, 2020 and 2019 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $4.3 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt. This was offset by a $1.6 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts.

IMPAIRMENT OF RIGHT-OF-USE ASSET –

During the first half of 2019, we recognized $0.2 million of impairment charges on our operating lease right-of-use asset in accordance with ASC 360.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $127.7 million as of June 30, 2020, which compares to a minimum liquidity requirement under our credit facilities of approximately $37 million as of the date of this report. Given quarterly amortization payments of $19.0 million during the third quarter of 2020 and $20.2 million beginning on December 31, 2020 under our credit facilities, anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”), as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic or other causes, then our cash resources may decline to a level that may put at risk our ability to service timely our debt and capital expenditure commitments.

Our credit facilities contain collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. Outstanding borrowings under our revolving credit facility, which total $24.0 million as of June 30, 2020, make it more difficult to satisfy the collateral maintenance requirement under our $133 Million Credit Facility. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

We entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018 and originally allowed borrowings of up to $460 million. On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility that provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of the Company’s Capesize vessels. On June 5, 2020, we entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days.

We entered into the $133 Million Credit Facility on August 14, 2018, which was initially used to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018 and originally allowed borrowings of up to $108 million. On June 11, 2020, we entered into an amendment to the $133 Million Credit Facility that provides us with a $25 million revolving credit facility to be used for general corporate and working capital purposes. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements.

At June 30, 2020, we were in compliance with all financial covenants under the $495 Million Credit facility and the $133 Million Credit Facility.

Dividends

Our Board of Directors has adopted a quarterly dividend policy following the third quarter of 2019 to pay a dividend of $0.175 per share. However, in light of market weakness at the time and heightened economic uncertainty as a result of the COVID-19 pandemic, our Board of Directors determined it would be prudent to reduce our regular quarterly dividend for the first quarter of 2020 to $0.02 per share following its quarterly review in order to support our balance sheet and liquidity position and better position us for an eventual economic recovery. Furthermore, our Board of Directors determined to maintain this dividend level for the second quarter of 2020, as we announced a quarterly dividend of $0.02 per share on August 5, 2020. Our Board expects to reassess the payment of dividends as appropriate from time to time. Our declaration and payment of dividends is subject to a number of conditions and restrictions as described below.

On November 5, 2019, we entered into amendments with our lenders to the dividend covenants of the credit agreements for our $495 Million Credit Facility and our $133 Million Credit Facility. Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total unrestricted cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn. At June 30, 2020, we had unrestricted cash and cash equivalents of $127.7 million. We have commitments for amortization payments expected to be $19.0 million during the third quarter of 2020 and $20.2 million beginning on December 31, 2020 under our credit facilities. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends after the end of 2020, except to the extent of permissible dividends from net income.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the COVID-19 pandemic and related economic conditions may result in our suspension, reduction, or termination of future quarterly dividends.

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

Dividends paid on our common shares to a non-corporate U.S. Holder may be subject to U.S. federal backup withholding tax if the non-corporate U.S. Holder:

●	fails to provide us with an accurate taxpayer identification number;
●	is notified by the IRS that they have become subject to backup withholding because they previously failed to report all interest and dividends required to be shown on their federal income tax returns; or
●	fails to comply with applicable certification requirements

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

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2020 was $9.0 million as compared to net cash provided by operating activities of $14.8 million for the six months ended June 30, 2019.  This decrease in cash provided by operating activities was primarily due to an increase in amounts due from charterers as of June 30, 2020 based on the timing of freight payments and other changes in working capital.

Net cash used by investing activities during the six months ended June 30, 2020 and 2019 was $0.6 million and $13.7 million, respectively.  This decrease was primarily due to an increase in net proceeds from the sale of vessels in 2020 year to date as compared to 2019, as well as a decrease in ballast water treatment system related expenditures.

Net cash used in financing activities during the six months ended June 30, 2020 and 2019 was $9.8 million and $38.5 million, respectively.  The decrease was primarily due to the $24.0 million drawdown on the $133 Million Credit Facility and the $11.3 million drawdown on the $495 Million Credit Facility during the first half of 2020. Additionally, there was a $1.3 million decrease in repayments under the $495 Million Credit Facility during the six months ended June 30, 2020 as compared to the same period during 2019. These decreases were partially offset by $8.1 million payment of dividends during the first half of 2020.

Credit Facilities

We entered into the $133 Million Credit Facility on August 14, 2018, which was initially used to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018. On June 11, 2020, we entered into an amendment to the $133 Million Credit Facility which provided us with a $25 million revolving credit facility to be used for general corporate and working capital purposes. Additionally, we entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities. On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility, which provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of our Capesize vessels. On June 5, 2020, we entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2020 and December 31, 2019, we did not have any interest rate swap agreements. As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations. Amounts would not and should not be identical due to the different modeling assumptions. Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2020 and December 31, 2019.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 51 drybulk vessels, including 17 Capesize drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and eight Handysize drybulk carriers.

As previously announced, we have implemented a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 17 of our vessels in the aggregate during previous drydockings

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved BWTS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the U.S. Coast Guard (“USCG”) has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. Furthermore, we received extensions for vessels drydocking in 2016 that allowed for further extensions to the vessels’ next scheduled drydockings in 2021.  Additionally, for our vessels that were scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  Any newbuilding vessels that we acquire will have a USCG approved system or at least an AMS installed when the vessel is being built.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 42 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize, $0.6 million for Supramax and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  During 2019 and the first half of 2020, we completed the installation of BWTS on 17 and five of our vessels, respectively.  We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

Under maritime regulations that went into effect January 1, 2020, our vessels were required to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We have completed the installation of scrubbers on our 17 Capesize vessels, 16 of which were completed as of December 31, 2019 and the last one of which was completed on January 17, 2020. The remainder of our vessels are consuming VLSFO.  The costs for the scrubber equipment and installation will be capitalized and depreciated over the remainder of the life of the vessel.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.  During February 2019, we entered into an amendment to our $495 Million Credit Facility for an additional tranche of up to $35 million to cover a portion of the expenses to the acquisition and installation of scrubbers on our 17 Capesize vessels.  We have funded the remainder of the costs with cash on hand.  For vessels on which we did not install scrubbers, we incurred additional costs during 2019 in order to transition these vessels from high sulfur fuel to compliant low sulfur fuel.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Through June 30, 2020, we have paid $42.6 million in cash installments towards our scrubber program and have drawn down $32.8 million under the scrubber tranche under our $495 Million Credit Facility.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, and scheduled off-hire days for our fleet through 2021 to be:

Year	Estimated Drydocking Cost (1)	Estimated BWTS Cost (2)	Estimated Off-hire Days (3)

	(U.S. dollars in millions)

Remainder of 2020	$4.3	$2.0	120
2021	$9.3	$5.5	230
(1)	Estimated drydocking costs during the remainder of 2020 and 2021 include $2.1 million and $2.1 million of costs, respectively, for vessels that could potentially be sold. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.
(2)	Estimated BWTS costs during the remainder of 2020 and 2021 include $1.1 million and $1.5 million of costs, respectively, for vessels that could potentially be sold. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.
(3)	Estimated offhire days during the remainder of 2020 and 2021 include 60 days and 60 days, respectively, for vessels that could potentially be sold. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

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

During the six months ended June 30, 2020 and 2019, we incurred a total of $5.6 million and $5.5 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Nine vessels completed their respective drydockings during the six months ended June 30, 2020, which included one vessel that began its drydocking during the fourth quarter of 2019. We estimate that six of our vessels will be drydocked during the remainder of 2020 and 11 of our vessels will be drydocked during 2021.

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

During the six months ended June 30, 2020, we recorded losses of $112.8 million related to the impairment of vessel assets.   There was $85.8 million of impairment expense recorded during the six months ended June 30, 2020 for the remaining ten of our Handysize vessels; the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit. On February 24, 2020, our Board of Directors determined to dispose of these vessels at times and on terms to be determined in the future. Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, we adjusted the values of these older vessels to their respective fair market values during the first quarter of 2020. Subsequent to February 24, 2020, we have entered into agreements to sell three of these vessels during the first quarter of 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales price.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Additionally, at March 31, 2020, we determined that the expected estimated future undiscounted cash flows for four of our Supramax vessels; the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior; did not exceed the net book value of these vessels as of March 31, 2020.  As such, we adjusted the carrying value of these vessels to their respective fair market values as of March 31, 2020.  This resulted in an impairment loss of $27.0 million during the six months ended June 30, 2020.

There was no impairment of vessel assets recorded during the three months ended June 30, 2020.

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

Pursuant to our credit facilities, we regularly submit to the lenders’ valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $133 Million Credit Facility as of June 30, 2020. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $133 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2020 and December 31, 2019. Vessels have been grouped according to their collateralized status as of June 30, 2020. The carrying value of the ten Handysize vessels and four Supramax vessels as noted above reflect the impairment loss recorded during the six months ended June 30, 2020. The carrying value of the Genco Thunder and Genco Charger at December 31, 2019 reflect the impairment loss recorded during 2019 for these vessels.

At June 30, 2020, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2020, with the exception of the Baltic Wind, the Genco Avra, the Genco Mare and the Genco Spirit, which were impaired during the six months ended June 30, 2020 as noted above. At December 31, 2019, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2019, with the exception of the Genco Charger, which was impaired during the year ended December 31, 2019.

The amount by which the carrying value at June 30, 2020 of all of the vessels in our fleet, with the exception of the four aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $17.7 million per vessel, and $357.7 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2019 of all of the vessels in our fleet, with the exception of the one aforementioned vessel, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.3 million to $18.1 million per vessel, and $419.4 million on an aggregate fleet basis. The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.3 million at June 30, 2020 and $7.8 million as of December 31, 2019. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2020	2019
$495 Million Credit Facility
Genco Commodus	2009	2009	$38,453	$39,472
Genco Maximus	2009	2009	38,435	39,498
Genco Claudius	2010	2009	40,215	41,314
Baltic Bear	2010	2010	39,901	40,967
Baltic Wolf	2010	2010	40,117	41,163
Baltic Lion	2009	2013	31,500	32,199
Genco Tiger	2010	2013	29,533	30,115
Genco Thunder	2007	2008	—	10,303
Baltic Scorpion	2015	2015	25,053	25,583
Baltic Mantis	2015	2015	25,302	25,835
Genco Hunter	2007	2007	16,563	17,121
Genco Warrior	2005	2007	7,676	15,053
Genco Aquitaine	2009	2010	16,584	17,046
Genco Ardennes	2009	2010	16,619	17,080
Genco Auvergne	2009	2010	16,791	17,094
Genco Bourgogne	2010	2010	17,561	17,802
Genco Brittany	2010	2010	17,611	17,829
Genco Languedoc	2010	2010	17,416	17,609
Genco Loire	2009	2010	10,516	10,777
Genco Lorraine	2009	2010	10,480	10,748
Genco Normandy	2007	2010	8,498	8,717
Baltic Leopard	2009	2009	10,517	10,773
Baltic Jaguar	2009	2010	10,544	10,782
Baltic Panther	2009	2010	10,529	10,784
Baltic Cougar	2009	2010	10,543	10,791
Genco Picardy	2005	2010	8,167	14,669
Genco Provence	2004	2010	7,169	14,164
Genco Pyrenees	2010	2010	17,323	17,528
Genco Rhone	2011	2011	18,143	18,610
Genco Bay	2010	2010	7,810	16,411
Genco Ocean	2010	2010	7,913	16,562
Genco Avra	2011	2011	8,384	17,505
Genco Mare	2011	2011	8,386	17,546
Genco Spirit	2011	2011	8,388	17,614
Baltic Wind	2009	2010	7,654	15,996
Baltic Cove	2010	2010	7,911	16,490
Baltic Breeze	2010	2010	7,788	16,603
Baltic Fox	2010	2013	8,846	15,995
Baltic Hare	2009	2013	8,179	15,395
Genco Constantine	2008	2008	35,291	36,450
Genco Augustus	2007	2007	33,200	34,330
Genco London	2007	2007	32,599	33,600
Genco Titus	2007	2007	33,327	33,590
Genco Tiberius	2007	2007	33,147	34,276
Genco Hadrian	2008	2008	35,676	36,638
Genco Predator	2005	2007	8,093	14,846

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2020	2019
Genco Charger	2005	2007	—	5,099
Baltic Hornet	2014	2014	23,571	24,086
Baltic Wasp	2015	2015	23,825	24,340
TOTAL			$897,747	$1,044,798

$133 Million Credit Facility
Genco Endeavour	2015	2018	45,014	45,947
Genco Resolute	2015	2018	45,242	46,093
Genco Columbia	2016	2018	26,093	26,627
Genco Weatherly	2014	2018	21,210	21,676
Genco Liberty	2016	2018	48,659	49,506
Genco Defender	2016	2018	48,628	49,517
			$234,846	$239,366

Consolidated Total			$1,132,593	$1,284,164

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of June 30, 2020 and December 31, 2019.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. At June 30, 2020 and December 31, 2019, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. During the three and six months ended June 30, 2020 and 2019, we were subject to the following interest rates on the outstanding debt under our credit facilities:

●	$133 Million Credit Facility — one-month LIBOR plus 2.50% effective August 17, 2018 when the initial draw down on this facility was made.

●	$108 Million Tranche — one-month LIBOR plus 2.50% effective August 17, 2018 when the initial draw down on this facility was made.

●	$25 Million Tranche — one-month LIBOR plus 3.00% effective June 15, 2020 when the initial draw down on this facility was made.

●	$495 Million Credit Facility —

●	$460 Million Tranche – one-month LIBOR plus 3.25% effective June 5, 2018, when the initial $460 million draw down on this tranche of this facility was made. The applicable margin was reduced to 3.00% from March 5, 2019 to August 9, 2019 pursuant to terms of the facility.

●	$35 Million Tranche – one-month LIBOR plus 2.50% effective August 28, 2019 when the initial draw down on this tranche of this facility was made.

A 1% increase in LIBOR would result in an increase of $2.5 million in interest expense for the six months ended June 30, 2020.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. As of June 30, 2020 and December 31, 2019, we did not have any derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2019 10-K, and Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020, which could materially affect our business, financial condition or future results. Below is updated information for the following risk factors:

The COVID-19 pandemic and measures to contain its spread have impacted the markets in which we operate and could have a material adverse impact on our business and its operations.

The COVID-19 pandemic and measures to contain its spread have negatively impacted regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These negative impacts could continue or worsen, even after the pandemic itself diminishes or ends. The COVID-19 pandemic may have far-reaching repercussions on our business and industry that are currently unknown. Governments in affected countries have imposed travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures. Depending on the course of the pandemic, such measures could be newly imposed or reimposed in certain countries. Companies, including us, have also taken precautions, such as requiring employees to work remotely and imposing travel restrictions, while some other businesses have been required to close entirely. The COVID-19 pandemic resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities, and we believe it resulted in lower drybulk rates during the first half of 2020, given lower demand for some of the cargoes we carry, including iron ore and coal.  Economic activity has also declined in other major industrial and financial centers of the world, including the United States, the European Union, Japan, India, South Korea and Brazil. Deterioration of worldwide, regional, or national economic conditions and activity could result in further reduced demand for the cargoes we carry and drybulk shipping services and may also negatively affect our charters, suppliers, and other parties with which we do business.

Moreover, we face significant risks to our personnel and operations due to the COVID-19 pandemic. Our crews face risk of exposure to COVID-19 as a result of travel to ports in which cases of COVID-19 have been reported. Our shore-based personnel likewise face risk of such exposure, as we are headquartered in New York, an area that has been severely impacted by the spread of COVID-19. Ongoing disruption of normal business activities due to COVID-19 and the imposition of measures to prevent or limit its spread may result in severe operational disruptions and delays. Measures against COVID-19 in a number of countries have restricted crew rotations on our vessels, which may continue or become more severe. As a result, since June 2020, we have experienced and may continue to experience disruptions to our normal vessel operations caused by increased deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation in compliance with such measures. Delays in crew rotations have led to issues with crew fatigue and may continue to do so, which may result in delays or other operational issues. The occurrence of one or more of the foregoing events or circumstances could have a material adverse effect on our business, results of operations, cash flows, financial condition, values of our vessels, and ability to pay dividends.

The COVID-19 pandemic and measures to contain its spread could have a material adverse impact on our financial condition, compliance with our credit facility covenants, and ability to pay dividends.

Restrictions on crew rotations on our vessels resulting from the imposition of measures against COVID-19 pose risks to our financial condition and liquidity in a number of ways. Since June 2020, these restrictions have led to deviation time associated with positioning our vessels for crew rotations as described in the preceding risk factor, and we expect this will continue at least through the remainder of 2020. As crew members worldwide have in many cases, including on certain of our vessels, exceeded the duration of their contracts, there is an increased urgency to work towards completing more crew rotations in the coming months. Accordingly, we have had and expect to continue to have increased expenses due to incremental fuel consumption and days in which our vessels are unable to earn revenue in order to deviate to certain ports on which we would ordinarily not call during a typical voyage. We may also incur additional expenses associated with testing, personal protective equipment, quarantines, and travel expenses such as airfare costs in order to perform crew rotations in the current environment. Since June 2020, delays in crew rotations have also caused us to incur additional costs related to crew bonuses paid to retain the existing crew members on board and may continue to do so.

Moreover, COVID-19 and measures against it have led to a highly difficult environment in which to dispose of vessels. The ability and willingness of potential buyers to consummate vessel transactions has been limited as a result of general economic conditions, the availability of financing, and their ability to inspect vessels in the current environment. Constraints regarding crew changes have caused us to incur additional expenses and waiting time that has reduced earnings from our vessels in order to comply with the terms of agreements we have entered into for the disposition of certain of our vessels. These conditions may continue, and we may be unable to comply with such terms at all. As a result of the foregoing, we may therefore experience a material adverse impact on our financial condition, compliance with our credit facility covenants, and ability to pay dividends.

Our credit facilities contain collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline further significantly as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. Outstanding borrowings under our revolving credit facility, which total $24.0 million as of June 30, 2020, may make it more difficult to satisfy the collateral maintenance requirement under our $133 Million Credit Facility. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

We also reduced our quarterly dividend to $0.02 per share in order to maintain our cash reserves in the face of uncertainties presented by COVID-19.  Our credit facilities permit the payment of dividends to the extent our unrestricted cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher (or a specified percentage of consolidated net income for the preceding quarter).  At June 30, 2020, we had cash for this purpose of $127.7 million. We have commitments for amortization payments expected to be $19.0 million during the third quarter of 2020 and $20.2 million per quarter beginning December 31, 2020 under our credit facilities. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends after the end of 2020, except to the extent of permissible dividends from net income.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(7)

3.8	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.9	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(8)

3.10	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1

Letter Amendment dated as of April 29, 2020 by and among Genco Shipping & Trading Limited as Borrower, Nordea Bank ABP, New York Branch, as Administrative Agent, and Security Agent, and the Lenders party thereto, pertaining to the $495 Million Credit Facility.(*)

10.2

Letter Amendment dated as of April 29, 2020 by and among Genco Shipping & Trading Limited as Borrower, Credit Agricole Corporate and Investment Bank, as Administrative Agent and Security Agent, and the Lenders party thereto, pertaining to the $133 Million Credit Facility.(*)

10.3

Fourth Amendment to Amended and Restated Credit Agreement dated as of June 5, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(*)

10.4

Amendment and Restatement Agreement dated as of June 11, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Revolving Lenders and other lenders party thereto, and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent, pertaining to the $133 Million Credit Facility.(9)

10.5	Form of Director Restricted Stock Unit Agreement dated as of July 15, 2020.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 5, 2020	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 5, 2020	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)