Form 10-Q
period 2020-09-30
GENCO SHIPPING & TRADING LTD
filed 2020-11-04
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Emerging growth company ◻

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2020: Common stock, par value $0.01 per share — 41,801,753 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$136,233	$155,889
Restricted cash	24,227	6,045
Due from charterers, net of a reserve of $456 and $1,064, respectively	10,906	13,701
Prepaid expenses and other current assets	9,014	10,049
Inventories	21,159	27,208
Vessels held for sale	20,889	10,303
Total current assets	222,428	223,195

Noncurrent assets:
Vessels, net of accumulated depreciation of $247,761 and $288,373, respectively	1,062,888	1,273,861
Deferred drydock, net of accumulated amortization of $8,067 and $11,862 respectively	17,157	17,304
Fixed assets, net of accumulated depreciation and amortization of $2,406 and $2,154, respectively	7,534	5,976
Operating lease right-of-use assets	7,225	8,241
Restricted cash	315	315
Total noncurrent assets	1,095,119	1,305,697

Total assets	$1,317,547	$1,528,892

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$22,973	$49,604
Current portion of long-term debt	80,642	69,747
Deferred revenue	8,318	6,627
Current operating lease liabilities	1,742	1,677
Total current liabilities:	113,675	127,655

Noncurrent liabilities:
Long-term operating lease liabilities	8,511	9,826
Long-term debt, net of deferred financing costs of $10,650 and $13,094, respectively	384,141	412,983
Total noncurrent liabilities	392,652	422,809

Total liabilities	506,327	550,464

Commitments and contingencies (Note 12)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,801,753 and 41,754,413 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	418	417
Additional paid-in capital	1,713,711	1,721,268
Accumulated deficit	(902,909)	(743,257)
Total equity	811,220	978,428
Total liabilities and equity	$1,317,547	$1,528,892

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Voyage revenues	$87,524	$103,776	$260,066	$280,790

Total revenues	87,524	103,776	260,066	280,790

Operating expenses:
Voyage expenses	33,487	42,967	123,550	127,789
Vessel operating expenses	23,460	24,711	66,332	72,260
Charter hire expenses	1,020	5,475	5,527	12,743
General and administrative expenses (inclusive of nonvested stock amortization expense of $534, $575, $1,491 and $1,596, respectively)	5,115	6,144	16,353	18,253
Technical management fees	1,739	1,885	5,316	5,710
Depreciation and amortization	16,115	18,184	49,619	54,532
Impairment of vessel assets	21,896	12,182	134,710	26,078
Loss (gain) on sale of vessels	358	—	844	(611)

Total operating expenses	103,190	111,548	402,251	316,754

Operating loss	(15,666)	(7,772)	(142,185)	(35,964)

Other (expense) income:
Other (expense) income	(436)	86	(900)	523
Interest income	101	892	948	3,292
Interest expense	(5,097)	(7,797)	(17,515)	(24,496)
Impairment of right-of-use asset	—	—	—	(223)

Other expense	(5,432)	(6,819)	(17,467)	(20,904)

Net loss	$(21,098)	$(14,591)	$(159,652)	$(56,868)

Net loss per share-basic	$(0.50)	$(0.35)	$(3.81)	$(1.36)
Net loss per share-diluted	$(0.50)	$(0.35)	$(3.81)	$(1.36)
Weighted average common shares outstanding-basic	41,928,682	41,749,200	41,898,756	41,739,287
Weighted average common shares outstanding-diluted	41,928,682	41,749,200	41,898,756	41,739,287

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2020 and 2019

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(21,098)	$(14,591)	$(159,652)	$(56,868)

Other comprehensive income	—	—	—	—

Comprehensive loss	$(21,098)	$(14,591)	$(159,652)	$(56,868)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(U.S. Dollars in Thousands)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2020	$417	$1,721,268	$(743,257)	$978,428

Net loss			(120,350)	(120,350)

Issuance of 47,341 shares of vested RSUs, net of forfeitures of 1,490 shares	1	(1)		—

Cash dividends declared ($0.175 per share)		(7,363)		(7,363)

Nonvested stock amortization		481		481

Balance — March 31, 2020	$418	$1,714,385	$(863,607)	$851,196

Net loss			(18,204)	(18,204)

Cash dividends declared ($0.02 per share)		(842)		(842)

Nonvested stock amortization		476		476

Balance — June 30, 2020	$418	$1,714,019	$(881,811)	$832,626

Net loss			(21,098)	(21,098)

Cash dividends declared ($0.02 per share)		(842)		(842)

Nonvested stock amortization		534		534

Balance — September 30, 2020	$418	$1,713,711	$(902,909)	$811,220

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2019	$416	$1,740,163	$(687,272)	$1,053,307

Net loss			(7,801)	(7,801)

Issuance of 12,477 shares of vested RSUs	—	—		—

Nonvested stock amortization		452		452

Balance — March 31, 2019	$416	$1,740,615	$(695,073)	$1,045,958

Net loss			(34,476)	(34,476)

Nonvested stock amortization		569		569

Balance — June 30, 2019	$416	$1,741,184	$(729,549)	$1,012,051

Net loss			(14,591)	(14,591)

Nonvested stock amortization		575		575

Balance — September 30, 2019	$416	$1,741,759	$(744,140)	$998,035

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(159,652)	$(56,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,619	54,532
Amortization of deferred financing costs	2,906	2,828
Noncash operating lease expense	1,016	911
Amortization of nonvested stock compensation expense	1,491	1,596
Impairment of right-of-use asset	—	223
Impairment of vessel assets	134,710	26,078
Loss (gain) on sale of vessels	844	(611)
Insurance proceeds for protection and indemnity claims	330	413
Insurance proceeds for loss of hire claims	78	—
Change in assets and liabilities:
Decrease in due from charterers	2,795	1,915
Decrease (increase) in prepaid expenses and other current assets	143	(655)
Decrease in inventories	6,049	6,566
(Decrease) increase in accounts payable and accrued expenses	(17,956)	5,061
Increase (decrease) in deferred revenue	1,691	(79)
Decrease in operating lease liabilities	(1,250)	(1,187)
Deferred drydock costs incurred	(6,799)	(11,965)
Net cash provided by operating activities	16,015	28,758

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(3,379)	(10,392)
Purchase of scrubbers (capitalized in Vessels)	(10,948)	(24,736)
Purchase of other fixed assets	(3,684)	(3,590)
Net proceeds from sale of vessels	29,854	6,309
Insurance proceeds for hull and machinery claims	484	612
Net cash provided by (used in) investing activities	12,327	(31,797)

Cash flows from financing activities:
Proceeds from the $133 Million Credit Facility	24,000	—
Repayments on the $133 Million Credit Facility	(5,660)	(4,740)
Proceeds from the $495 Million Credit Facility	11,250	21,500
Repayments on the $495 Million Credit Facility	(49,981)	(49,575)
Payment of common stock issuance costs	—	(105)
Cash dividends paid	(8,963)	—
Payment of deferred financing costs	(462)	(611)
Net cash used in financing activities	(29,816)	(33,531)

Net decrease in cash, cash equivalents and restricted cash	(1,474)	(36,570)

Cash, cash equivalents and restricted cash at beginning of period	162,249	202,761
Cash, cash equivalents and restricted cash at end of period	$160,775	$166,191

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

At September 30, 2020, the Company’s fleet consists of 51 drybulk vessels, including 17 Capesize drybulk carriers, six Ultramax drybulk carriers, 20 Supramax drybulk carriers and 8 Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,768,900 dwt and an average age of approximately 10.3 years.

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

At present, it is not possible to ascertain any future impact of COVID-19 on the Company’s operational and financial performance, which may take some time to materialize and may not be fully reflected in the results for 2020.  However, an increase in the severity or duration or a resurgence of the COVID-19 pandemic could have a material adverse effect on the Company’s business, results of operations, cash flows, financial condition, the carrying value of the Company’s assets, the fair values of the Company’s vessels, and the Company’s ability to pay dividends.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”). The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2020.

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

Restricted cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$136,233	$155,889
Restricted cash - current	24,227	6,045
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$160,775	$162,249

Vessels held for sale

The Company’s Board of Directors has approved a strategy of divesting specifically identified older, less fuel-efficient vessels as part of a fleet renewal program to streamline and modernize the Company’s fleet.

On March 20, 2020, the Company entered into an agreement to sell the Genco Bay. Additionally, on September 17, 2020 and September 25, 2020, the Company entered into agreements to sell the Genco Normandy and Baltic Jaguar, respectively. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2020. The Genco Bay was sold on October 1, 2020, the Baltic Jaguar was sold on October 16, 2020 and the Genco Normandy is expected to be sold during the fourth quarter of 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, and the relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2019. This vessel was sold on March 5, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. Refer to Note 10 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (gain) loss of ($392) and $497 during the three months ended September 30, 2020 and 2019, respectively, and $1,407 and $734 during the nine months ended September 30, 2020 and 2019, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three months ended September 30, 2020 and 2019, the Company recorded $21,896 and $12,182, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”). Additionally, during the nine months ended September 30, 2020 and 2019, the Company recorded $134,710 and $26,078, respectively, related to the impairment of vessel assets in accordance with ASC 360.

On November 3, 2020, the Company entered into an agreement to sell the Baltic Panther, a 2009-built Supramax vessel, to a third party for $7,510 less a 3.0% commission payable to a third party. As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2020, the vessel value for the Baltic Panther was adjusted to its net sales price of $7,285 as of September 30, 2020. This resulted in an impairment loss of $3,711 during the three and nine months ended September 30, 2020.

On October 16, 2020, the Company entered into an agreement to sell the Genco Loire, a 2009-built Supramax vessel, to a third party for $7,650 less a 2.0% commission payable to a third party. As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2020, the vessel value for the Genco Loire was adjusted to its net sales price of $7,497 as of September 30, 2020. This resulted in an impairment loss of $3,407 during the three and nine months ended September 30, 2020.

On September 30, 2020, the Company determined that the expected estimated future undiscounted cash flows for three of its Supramax vessels, the Genco Lorraine, the Baltic Cougar and the Baltic Leopard, did not exceed the net book value of these vessels as of September 30, 2020. The Company adjusted the carrying value of these vessels to their respective fair market values as of September 30, 2020. This resulted in an impairment loss of $7,963 during the three and nine months ended September 30, 2020.

On September 25, 2020, the Company entered into an agreement to sell the Baltic Jaguar, a 2009-built Supramax vessel, to a third party for $7,300 less a 3.0% commission payable to a third party. Therefore, the vessel value for the Baltic Jaguar was adjusted to its net sales price of $7,081 as of September 30, 2020. This resulted in an impairment loss of $4,138 during the three and nine months ended September 30, 2020.

On September 17, 2020, the Company entered in an agreement to sell the Genco Normandy, a 2007-built Supramax vessel, to a third party for $5,850 less a 2.0% commission payable to a third party. Therefore, the vessel value for the Genco Normandy was adjusted to its net sales price of $5,733 as of September 30, 2020. This resulted in an impairment loss of $2,677 during the three and nine months ended September 30, 2020.

At March 31, 2020, the Company determined that the expected estimated future undiscounted cash flows for four of its Supramax vessels, the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior, did not exceed the net book value of these vessels as of March 31, 2020. The Company adjusted the carrying value of these vessels to their respective fair market values as of March 31, 2020. This resulted in an impairment loss of $27,046 during the nine months ended September 30, 2020.

On February 24, 2020, the Board of Directors determined to dispose of the Company’s following ten Handysize vessels: the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit, at times and on terms to be determined in the future.  Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, the Company adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2020. Subsequent to February 24, 2020, the Company has entered into agreements to sell three of these vessels during the three months ended March 31, 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales price. This resulted in an impairment loss of $85,768 during the nine months ended September 30, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the vessel sales.

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

Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of the aforementioned vessels.

Loss (gain) on sale of vessels

During the three and nine months ended September 30, 2020, the Company recorded a net loss of $358 and $844, respectively, related to the sale of vessels. The net loss of $358 recorded during the three months ended September 30, 2020 related primarily to the sale of the Baltic Wind and Baltic Breeze. The net loss of $844 recorded during the nine months ended September 30, 2020 related primarily to the sale of the Genco Charger, Genco Thunder, Baltic Wind and Baltic Breeze. During the nine months ended September 30, 2019, the Company recorded a net gain of $611 related to the sale of vessels. The net gain of $611 recorded during the nine months ended September 30, 2019 related primarily to the sale of the Genco Vigour. There were no vessels sold during the three months ended September 30, 2019.

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

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2020, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $25 for the Purchase of scrubbers, $1,241 for the Purchase of vessels and ballast water treatment systems, including deposits, $451 for the Purchase of other fixed assets and $123 for the Net proceeds from sale of vessels. For the nine months ended September 30, 2020, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $108 for Cash dividends paid.

For the nine months ended September 30, 2019, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,478 for the Purchase of vessels and ballast water treatment systems, including deposits, $7,420 for the Purchase of scrubbers and $427 for the Purchase of other fixed assets.

During the nine months ended September 30, 2020 and 2019, cash paid for interest was $14,577 and $21,927, respectively.

During the nine months ended September 30, 2020 and 2019, there was no cash paid for income taxes.

During the nine months ended September 30, 2020, the Company made a reclassification of $20,889 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Genco Bay, Baltic Jaguar and Genco Normandy prior to September 30, 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$1,672	$1,672

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Dispositions

On September 25, 2020, the Company entered into an agreement to sell the Baltic Jaguar, a 2009-built Supramax vessel, to a third party for $7,300 less a 3.0% commission payable to a third party. The sale was completed on October 16, 2020. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2020.

On September 17, 2020, the Company entered in an agreement to sell the Genco Normandy, a 2007-built Supramax vessel, to a third party for $5,850 less a 2.0% commission payable to a third party. The sale is expected to be completed during the fourth quarter of 2020. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2020.

On March 20, 2020, the Company entered into agreements to sell the Baltic Breeze and Genco Bay, both 2010-built Handysize vessels, for $7,900 each less a 2.0% broker commission payable to a third party. The sale of the Baltic Breeze was completed on July 31, 2020 and the sale of the Genco Bay was completed on October 1, 2020 (refer to Note 15 — Subsequent Events). The vessel assets for the Genco Bay have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2020.

On March 2, 2020, the Company entered into an agreement to sell the Baltic Wind, a 2009-built Handysize vessel, for $7,750 less a 2.0% broker commission payable to a third party. The sale was completed on July 7, 2020.

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

The Baltic Breeze, Baltic Wind, Genco Thunder, Genco Charger and Genco Raptor served as collateral under the $495 Million Credit Facility; therefore $4,797, $4,575, $5,339, $3,471 and $6,045, respectively, of the net proceeds received from the sale will remain classified as restricted cash for 360 days following the respective sale dates, which has been reflected as restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2020. Refer to Note 7 — Debt for amendment to the $495 Million Credit Facility. As of December 31, 2019, a total amount of $6,045 was reflected as restricted cash in the Condensed Consolidated Balance Sheets for the Genco Raptor. These amounts can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment.

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

Refer to the “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense recorded during the three and nine months ended September 30, 2020 and 2019 for the aforementioned vessels.

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 13 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. There were 298,716 restricted stock units and 837,338 stock options excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2020 because they were anti-dilutive. There were 258,084 restricted stock units and 496,148 stock options excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2019 because they were anti-dilutive (refer to Note 13 — Stock-Based Compensation).

The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 13 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock. There were no unvested MIP Warrants and 3,936,761 equity warrants excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2020 and 2019 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,928,682	41,749,200	41,898,756	41,739,287

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,928,682	41,749,200	41,898,756	41,739,287

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	—	—	—	—

Dilutive effect of restricted stock awards	—	—	—	—

Weighted-average common shares outstanding, diluted	41,928,682	41,749,200	41,898,756	41,739,287

6 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2020 and 2019, the Company did not identify any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2020	2019
Principal amount	$475,433	$495,824
Less: Unamortized debt financing costs	(10,650)	(13,094)
Less: Current portion	(80,642)	(69,747)

Long-term debt, net	$384,141	$412,983

	September 30, 2020		December 31, 2019
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$356,993	$9,081	$395,724	$11,642
$133 Million Credit Facility	118,440	1,569	100,100	1,452

Total debt	$475,433	$10,650	$495,824	$13,094

As of September 30, 2020 and December 31, 2019, $10,650 and $13,094 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheets.

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

On August 28, 2019, September 23, 2019 and March 12, 2020, the Company made total drawdowns of $9,300, $12,200 and $11,250, respectively, under the $35 million tranche of the $495 Million Credit Facility. As of September 30, 2020, the Company drew down a total of $32,750, and this tranche is considered fully drawn. Scheduled quarterly repayments under this tranche are $2,339.

As of September 30, 2020, there was no availability under the $495 Million Credit Facility. Total debt repayments of $16,660 and $15,000 were made during the three months ended September 30, 2020 and 2019 under the $495 Million Credit Facility, respectively. Total debt repayments of $49,981 and $49,575 were made during the nine months ended September 30, 2020 and 2019 under the $495 Million Credit Facility, respectively.

As of September 30, 2020, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

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

On June 15, 2020, the Company drew down $24,000 under the Revolver of the $133 Million Credit Facility.

As of September 30, 2020, there was no availability under the $133 Million Credit Facility. Total debt repayments of $2,380 and $1,580 were made during the three months ended September 30, 2020 and 2019 under the $133 Million Credit Facility, respectively. Total debt repayments of $5,660 and $4,740 were made during the nine months ended September 30, 2020 and 2019 under the $133 Million Credit Facility, respectively.

As of September 30, 2020, the Company was in compliance with all of the financial covenants under the $133 Million Credit Facility.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Effective Interest Rate	3.23%	5.31%	3.89%	5.44%
Range of Interest Rates (excluding unused commitment fees)	2.65 % to 3.56%	4.54 % to 5.49%	2.65 % to 5.05%	4.54 % to 5.76%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2020		December 31, 2019
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$136,233	$136,233	$155,889	$155,889
Restricted cash	24,542	24,542	6,360	6,360
Principal amount of floating rate debt	475,433	475,433	495,824	495,824

The carrying value of the borrowings under the $495 Million Credit Facility and the $133 Million Credit Facility as of September 30, 2020 and December 31, 2019 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of September 30, 2020 and December 31, 2019 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the three and nine months ended September 30, 2020, the vessel assets for seven and 21 of the Company’s vessels, respectively, were written down as part of the impairment recorded during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the vessel assets for three and five of the Company’s vessels, respectively, were written down as part of the impairment recorded during the three and nine months ended September 30, 2019, respectively. The vessels held for sale as of September 30, 2020 and December 31, 2019 were written down as part of the impairment recorded during the three and nine months ended September 30, 2020 and 2019, respectively. Refer to the “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

Nonrecurring fair value measurements also include impairment tests conducted by the Company during the three and nine months ended September 30, 2020 and 2019 of its operating lease right-of use assets.  The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. During the three and nine months ended September 30, 2020, there was no impairment of the operating lease right-of-use assets. During the three months ended September 30, 2019, there was no impairment of the operating lease right-of-use assets. During the nine months ended September 30, 2019, the operating lease right-of-use asset was written down as part of the impairment of right-of-use asset recorded during the nine months ended September 30, 2019.

The Company did not have any Level 3 financial assets or liabilities as of September 30, 2020 and December 31, 2019.

9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Accounts payable	$9,863	$26,040
Accrued general and administrative expenses	3,232	4,105
Accrued vessel operating expenses	9,878	19,459
Total accounts payable and accrued expenses	$22,973	$49,604

10 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended September 30, 2020 and 2019, the Company earned $87,524 and $103,776 of voyage revenue, respectively. For the nine months ended September 30, 2020 and 2019, the Company earned $260,066 and $280,790 of voyage revenue, respectively.

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

Total voyage revenue recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease revenue	$20,795	$29,619	$51,929	$78,861
Spot market voyage revenue	66,729	74,157	208,137	201,929
Total voyage revenues	$87,524	$103,776	$260,066	$280,790

11 - LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 and $918 of sublease income recorded during the three and nine months ended September 30, 2020, respectively. There was no sublease income recorded during the three and nine months ended September 30, 2019 as a result of the free rental period. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operation.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and nine months ended September 30, 2020 and 2019, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

12 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 42 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels, $0.6 million for Supramax vessels and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $16,446 and $12,783 in Vessel assets in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively, related to BWTS additions.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels. The Company completed scrubber installation on 16 of its Capesize vessels during 2019 and the remaining Capesize vessel on January 17, 2020. The cost of each scrubber varied according to the specifications of the Company’s vessels and technical aspects of the installation, among other variables. These costs will be capitalized and depreciated over the remainder of the life of the vessel. The Company recorded cumulatively $42,723 and $41,270 in Vessel assets in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively, related to scrubber additions. The Company entered into an amendment to the $495 Million Credit Facility to provide financing to cover a portion of these expenses; refer to Note 7 — Debt for further information.

13 - STOCK-BASED COMPENSATION

2014 Management Incentive Plan

As of September 30, 2020 and December 31, 2019, a total of 0 and 8,557,461 of warrants were outstanding, respectively, under the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”). The MIP warrants expired on August 7, 2020.

The MIP Warrants were issued in three tranches for 238,066, 246,701 and 370,979 shares and had exercise prices, as adjusted for dividends declared during the fourth quarter of 2019 and the first quarter of 2020, of $240.89221, $267.11051 and $317.87359 per whole share, respectively.

For the three and nine months ended September 30, 2020 and 2019, there was no amortization expense of the fair value of these warrants. As of September 30, 2020, there was no unamortized stock-based compensation for the warrants as all warrants were expired.

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

For the three and nine months ended September 30, 2020 and 2019, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expenses	$195	$232	$592	$642

Amortization of the unamortized stock-based compensation balance of $684 as of September 30, 2020 is expected to be expensed $194, $367, $111 and $12 during the remainder of 2020 and during the years ended December 31, 2021, 2022 and 2023, respectively. The following table summarizes the unvested option activity for the nine months ended September 30, 2020:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding at January 1, 2020 - Unvested	322,279	$9.41	4.72
Granted	344,568	7.06	2.01
Exercisable	(119,923)	9.87	5.05
Exercised	—	—	—
Forfeited	(3,378)	8.07	3.76

Outstanding at September 30, 2020 - Unvested	543,546	$7.83	$2.94

The following table summarizes certain information about the options outstanding as of September 30, 2020:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2020			September 30, 2020
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$8.86	543,546	$7.83	4.97	293,792	$10.78	3.26

As of September 30, 2020 and December 31, 2019, a total of 837,338 and 496,148 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of September 30, 2020 and December 31, 2019, 373,588 and 326,247 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2020:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2020	162,096	$9.26
Granted	221,466	6.80
Vested	(83,356)	9.08
Forfeited	(1,490)	8.39

Outstanding at September 30, 2020	298,716	$7.49

The total fair value of the RSUs that vested during the nine months ended September 30, 2020 and 2019 was $548 and $230, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2020:

Unvested RSUs			Vested RSUs
September 30, 2020			September 30, 2020
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
298,716	$7.49	1.84	505,578	$11.08

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of September 30, 2020, unrecognized compensation cost of $1,191 related to RSUs will be recognized over a weighted-average period of 1.84 years.

For the three and nine months ended September 30, 2020 and 2019, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expenses	$339	$343	$899	$954

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

15 – SUBSEQUENT EVENTS

On November 4, 2020, the Company announced a regular quarterly dividend of $0.02 per share to be paid on or about November 25, 2020 to shareholders of record as of November 17, 2020. The aggregate amount of the dividend is expected to be approximately $0.8 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On November 3, 2020, the Company entered into an agreement to sell the Baltic Panther, a 2009-built Supramax vessel, to a third party for $7,510 less a 3.0% commission payable to a third party. The sale of the vessel is expected to be completed during the fourth quarter of 2020. Refer to Note 2 — Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the third quarter of 2020.

On October 16, 2020, the Company entered into an agreement to sell the Genco Loire, a 2009-built Supramax vessel, to a third party for $7,650 less a 2.0% commission payable to a third party. The sale of the vessel is expected to be completed during the fourth quarter of 2020. Refer to Note 2 — Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the third quarter of 2020.

On October 16, 2020, the Company completed the sale of the Baltic Jaguar, a 2009-built Supramax vessel, to a third party for $7,300 less a 3.0% broker commission payable to a third party.  Additionally, on October 1, 2020, the Company completed the sale of the Genco Bay, a 2010-built Handysize vessel, to a third party for $7,900 less a 2.0% broker commission payable to a third party.  The vessel assets for the Baltic Jaguar and Genco Bay have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2020.  Refer also to Note 4 — Vessel Acquisitions and Dispositions.  The Company expects to record a net loss on the sale of the Baltic Jaguar during the fourth quarter of 2020 of between approximately $200 and $400. The Company expects to record a net loss on the sale of the Genco Bay during the fourth quarter of 2020 between $300 and $500.

These vessels served as collateral under the $495 Million Credit Facility; therefore, $4,054 and $4,798 of the net proceeds received from the sale of the Baltic Jaguar and Genco Bay, respectively, will remain classified as restricted cash for 360 days following the sale date.  That amount can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment.

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

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. After the sale of one of our Handysize vessels and one of our Supramax vessels during October 2020, our fleet currently consists of 49 drybulk vessels, including 17 Capesize drybulk carriers, six Ultramax drybulk carriers, 19 Supramax drybulk carriers and seven Handysize drybulk carriers, with an aggregate carrying capacity of approximately 4,680,000 dwt and an average age of approximately 10.3 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 36 - 37 for a table of our current fleet.

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

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In particular, earlier in the year, the COVID-19 pandemic resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities. The pandemic resulted in a 6.8% contraction in China’s GDP during the first quarter of 2020, with the most significant impact occurring in January and February. Since March, China has shown substantial improvement, as various economic indicators such as fixed asset investment and industrial production rose as compared to the previous months of the year, which led to GDP growth of 3.2% and 4.9% during the second and third quarters of 2020, respectively. However, economic activity levels in regions outside of China declined significantly beginning in the first quarter of 2020 and continuing into the second quarter of the year due to various forms of nationwide shutdowns being imposed to prevent the spread of COVID-19. India, Japan, Europe and the U.S., which are important drivers of demand for drybulk trade, have seen meaningful contractions in economic output in the year to date. Several economies around the world have begun to gradually ease measures taken earlier in 2020 resulting in improved activity levels from earlier year lows. The impact of the economic contraction remains highly dependent on the trajectory of COVID-19, which is uncertain.

While global economic activity levels, led by China, have improved, the outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by governments around the world in response to it. Drybulk commodities that are closely tied to global GDP growth, such as coal and various minor bulk cargoes, have experienced reduced trade flows to date due to lower end user demand resulting from a decline in global economic activity. As countries worldwide began to gradually reopen their respective economies since June 2020, trade flows and demand for raw materials have increased during the third quarter of 2020. Drybulk spot freight rates increased off of the year to date lows towards the end of the second quarter and have remained firm in the second half of 2020 to date. During the fourth quarter of 2020, there has been a resurgence of the virus in some European countries and the U.S. that may impact the sustainability of this recovery.

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

We have implemented protocols with regard to crew rotations to keep our crew members safe and healthy which includes polymerase chain reaction (PCR) antibody testing as well as a 14-day quarantine period prior to boarding a vessel. Genco is enacting crew changes where permitted by regulations of the ports and of the country of origin of the mariners, in addition to strict protocols that safeguard our crews against COVID-19 exposure. Crew rotations have been challenging in recent months due to port and travel restrictions globally, as well as promoting the health and safety of both on and off signing crew members.

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

The COVID-19 pandemic and measures to contain its spread thus have negatively impacted and could continue to impact regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These impacts may continue or become more severe. Although we have successfully completed a number of crew changes during the third quarter of 2020, additional crew changes could remain challenging due to COVID-19 related factors. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.

U.S.-China Trade Dispute

Over the course of 2018 and 2019, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of agricultural products, including soybeans, from the U.S.  Peak North American grain season historically ramps up during the fourth quarter. In recent months, China has agreed to purchase large amounts of agricultural products that are transported on drybulk vessels. While volumes are expected to exceed those in recent years, it remains to be seen if trade volumes from the U.S. to China will approach levels prior to the trade dispute. A further deterioration in the trading relationship or a re-escalation of protectionist measures taken between these countries or others could lead to reduced volumes of drybulk trade.

IMO 2020 Compliance

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”) of the International Maritime Organization (“IMO”) announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  This increased demand for low sulfur fuel resulted in an increase in prices for such fuel during the beginning of 2020. Following a decrease during the second quarter of 2020, fuel prices began to increase again during the third quarter of 2020 and continue to increase due to such demand.

We have installed scrubbers on our 17 Capesize vessels, 16 of which were completed during 2019 and one of which was completed in January 2020.  The remainder of our fleet has begun consuming compliant, low sulfur fuel beginning in 2020, although we intend to continue to evaluate other options.  During the course of 2019, we sold four of our vessels. Additionally, we have sold two of our vessels during the first quarter of 2020, sold two vessels during the third quarter of 2020, sold two vessels during October 2020 and entered into agreements to sell three additional vessels for which the sale is expected to be completed during the fourth quarter of 2020. We will continue to seek opportunities to renew our fleet going forward.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2020 and 2019 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,564.0	1,564.0	—	—%
Panamax	—	184.0	(184.0)	(100.0)%
Ultramax	552.0	552.0	—	—%

	For the Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)	% Change
Supramax	1,840.0	1,840.0	—	—%
Handymax	—	—	—	—%
Handysize	773.3	1,196.0	(422.7)	(35.3)%

Total	4,729.3	5,336.0	(606.7)	(11.4)%

Chartered-in days (2)
Capesize	—	103.5	(103.5)	(100.0)%
Panamax	—	—	—	—%
Ultramax	82.2	—	82.2	100.0%
Supramax	60.6	247.5	(186.9)	(75.5)%
Handymax	—	—	—	—%
Handysize	2.5	79.2	(76.7)	(96.8)%

Total	145.3	430.2	(284.9)	(66.2)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,551.2	1,220.2	331.0	27.1%
Panamax	—	183.7	(183.7)	(100.0)%
Ultramax	633.8	532.9	100.9	18.9%
Supramax	1,829.2	1,955.1	(125.9)	(6.4)%
Handymax	—	—	—	—%
Handysize	758.9	1,273.1	(514.2)	(40.4)%

Total	4,773.1	5,165.0	(391.9)	(7.6)%

Available days (owned fleet) (4)
Capesize	1,551.2	1,116.7	434.5	38.9%
Panamax	—	183.7	(183.7)	(100.0)%
Ultramax	551.6	532.9	18.7	3.5%
Supramax	1,768.6	1,707.6	61.0	3.6%
Handymax	—	—	—	—%
Handysize	756.4	1,193.9	(437.5)	(36.6)%

Total	4,627.8	4,734.8	(107.0)	(2.3)%

Operating days (5)
Capesize	1,513.5	1,213.5	300.0	24.7%
Panamax	—	183.7	(183.7)	(100.0)%
Ultramax	625.4	530.9	94.5	17.8%
Supramax	1,814.0	1,940.5	(126.5)	(6.5)%
Handymax	—	—	—	—%
Handysize	673.4	1,261.2	(587.8)	(46.6)%

Total	4,626.3	5,129.8	(503.5)	(9.8)%

Fleet utilization (6)
Capesize	96.8%	98.3%	(1.5)%	(1.5)%
Panamax	—%	99.9%	(99.9)%	(100.0)%
Ultramax	98.6%	99.6%	(1.0)%	(1.0)%
Supramax	97.9%	99.0%	(1.1)%	(1.1)%
Handymax	—%	—%	—%	—%
Handysize	88.7%	99.1%	(10.4)%	(10.5)%

Fleet average	96.2%	98.9%	(2.7)%	(2.7)%

	For the Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$16,287	$16,311	$(24)	(0.1)%
Panamax	—	14,747	(14,747)	(100.0)%
Ultramax	10,965	12,634	(1,669)	(13.2)%
Supramax	9,523	9,989	(466)	(4.7)%
Handymax	—	—	—	—%
Handysize	6,445	8,945	(2,500)	(27.9)%

Fleet average	11,456	11,687	(231)	(2.0)%

Daily vessel operating expenses (8)
Capesize	$5,255	$5,174	$81	1.6%
Panamax	—	4,809	(4,809)	(100.0)%
Ultramax	5,709	4,841	868	17.9%
Supramax	4,786	4,550	236	5.2%
Handymax	—	—	—	—%
Handysize	4,191	3,920	271	6.9%

Fleet average	4,961	4,631	330	7.1%

	For the Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,658.0	4,641.0	17.0	0.4%
Panamax	64.8	573.2	(508.4)	(88.7)%
Ultramax	1,644.0	1,638.0	6.0	0.4%
Supramax	5,480.0	5,460.0	20.0	0.4%
Handymax	—	—	—	—%
Handysize	2,648.0	3,549.0	(901.0)	(25.4)%

Total	14,494.8	15,861.2	(1,366.4)	(8.6)%

Chartered-in days (2)
Capesize	—	182.9	(182.9)	(100.0)%
Panamax	—	—	—	—%
Ultramax	374.7	96.3	278.4	289.1%
Supramax	363.5	529.3	(165.8)	(31.3)%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	63.2	244.8	(181.6)	(74.2)%

Total	815.9	1,070.7	(254.8)	(23.8)%

Available days (owned & chartered-in fleet) (3)
Capesize	4,609.5	4,258.9	350.6	8.2%
Panamax	64.4	572.9	(508.5)	(88.8)%
Ultramax	1,939.4	1,715.1	224.3	13.1%
Supramax	5,581.8	5,686.2	(104.4)	(1.8)%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	2,681.1	3,733.9	(1,052.8)	(28.2)%

Total	14,890.7	15,984.4	(1,093.7)	(6.8)%

Available days (owned fleet) (4)
Capesize	4,609.5	4,076.0	533.5	13.1%
Panamax	64.4	572.9	(508.5)	(88.8)%

	For the Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)	% Change
Ultramax	1,564.7	1,618.8	(54.1)	(3.3)%
Supramax	5,218.3	5,156.9	61.4	1.2%
Handymax	—	—	—	—%
Handysize	2,617.9	3,489.1	(871.2)	(25.0)%

Total	14,074.8	14,913.7	(838.9)	(5.6)%

Operating days (5)
Capesize	4,570.4	4,219.0	351.4	8.3%
Panamax	60.1	565.4	(505.3)	(89.4)%
Ultramax	1,929.6	1,672.7	256.9	15.4%
Supramax	5,521.3	5,609.5	(88.2)	(1.6)%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	2,479.8	3,652.9	(1,173.1)	(32.1)%

Total	14,575.7	15,736.9	(1,161.2)	(7.4)%

Fleet utilization (6)
Capesize	98.5%	98.3%	0.2%	0.2%
Panamax	92.7%	98.6%	(5.9)%	(6.0)%
Ultramax	99.5%	97.5%	2.0%	2.1%
Supramax	98.0%	97.8%	0.2%	0.2%
Handymax	100.0%	—%	100.0%	100.0%
Handysize	92.0%	97.8%	(5.8)%	(5.9)%

Fleet average	97.3%	97.9%	(0.6)%	(0.6)%

	For the Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$14,147	$11,549	$2,598	22.5%
Panamax	5,365	10,935	(5,570)	(50.9)%
Ultramax	9,028	10,298	(1,270)	(12.3)%
Supramax	7,136	8,588	(1,452)	(16.9)%
Handymax	—	—	—	—%
Handysize	5,328	7,488	(2,160)	(28.8)%

Fleet average	9,307	9,405	(98)	(1.0)%

Daily vessel operating expenses (8)
Capesize	$5,064	$5,065	$(1)	(0.0)%
Panamax	3,149	4,538	(1,389)	(30.6)%
Ultramax	4,728	4,628	100	2.2%
Supramax	4,396	4,426	(30)	(0.7)%
Handymax	—	—	—	—%
Handysize	3,967	4,060	(93)	(2.3)%

Fleet average	4,576	4,556	20	0.4%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Voyage revenues (in thousands)	$87,524	$103,776	$260,066	$280,790
Voyage expenses (in thousands)	33,487	42,967	123,550	127,789
Charter hire expenses (in thousands)	1,020	5,475	5,527	12,743
	53,017	55,334	130,989	140,258
Total available days for owned fleet	4,628	4,735	14,075	14,914
Total TCE rate	$11,456	$11,687	$9,307	$9,405

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

Operating Data

The following table represents the operating data for the three and nine months ended September 30, 2020 and 2019 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2020	2019	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$87,524	$103,776	$(16,252)	(15.7)%

Total revenues	87,524	103,776	(16,252)	(15.7)%

Operating Expenses:
Voyage expenses	33,487	42,967	(9,480)	(22.1)%
Vessel operating expenses	23,460	24,711	(1,251)	(5.1)%
Charter hire expenses	1,020	5,475	(4,455)	(81.4)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $534 and $575, respectively)	5,115	6,144	(1,029)	(16.7)%
Technical management fees	1,739	1,885	(146)	(7.7)%
Depreciation and amortization	16,115	18,184	(2,069)	(11.4)%
Impairment of vessel assets	21,896	12,182	9,714	79.7%
Loss on sale of vessels	358	—	358	100.0%

Total operating expenses	103,190	111,548	(8,358)	(7.5)%

Operating loss	(15,666)	(7,772)	(7,894)	101.6%
Other expense	(5,432)	(6,819)	1,387	(20.3)%

Net loss	$(21,098)	$(14,591)	$(6,507)	44.6%

Net loss per share - basic	$(0.50)	$(0.35)	$(0.15)	42.9%
Net loss per share - diluted	$(0.50)	$(0.35)	$(0.15)	42.9%
Weighted average common shares outstanding - basic	41,928,682	41,749,200	179,482	0.4%
Weighted average common shares outstanding - diluted	41,928,682	41,749,200	179,482	0.4%

EBITDA (1)	$13	$10,498	$(10,485)	(99.9)%

	For the Nine Months Ended
	September 30,
	2020	2019	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$260,066	$280,790	$(20,724)	(7.4)%

Total revenues	260,066	280,790	(20,724)	(7.4)%

Operating Expenses:
Voyage expenses	123,550	127,789	(4,239)	(3.3)%
Vessel operating expenses	66,332	72,260	(5,928)	(8.2)%
Charter hire expenses	5,527	12,743	(7,216)	(56.6)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,491 and $1,596, respectively)	16,353	18,253	(1,900)	(10.4)%
Technical management fees	5,316	5,710	(394)	(6.9)%
Depreciation and amortization	49,619	54,532	(4,913)	(9.0)%
Impairment of vessel assets	134,710	26,078	108,632	416.6%
Loss (gain) on sale of vessels	844	(611)	1,455	(238.1)%

Total operating expenses	402,251	316,754	85,497	27.0%

Operating loss	(142,185)	(35,964)	(106,221)	295.4%
Other expense	(17,467)	(20,904)	3,437	(16.4)%

Net loss	$(159,652)	$(56,868)	$(102,784)	180.7%

Net loss per share - basic	$(3.81)	$(1.36)	(2.45)	180.1%
Net loss per share - diluted	$(3.81)	$(1.36)	(2.45)	180.1%
Weighted average common shares outstanding - basic	41,898,756	41,739,287	159,469	0.4%
Weighted average common shares outstanding - diluted	41,898,756	41,739,287	159,469	0.4%

EBITDA (1)	$(93,466)	$18,868	$(112,334)	(595.4)%
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(21,098)	$(14,591)	$(159,652)	$(56,868)
Net interest expense	4,996	6,905	16,567	21,204
Income tax expense	—	—	—	—
Depreciation and amortization	16,115	18,184	49,619	54,532

EBITDA (1)	$13	$10,498	$(93,466)	$18,868

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of November 3, 2020:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	November 2020	Voyage
Genco Tiberius	2007	November 2020	$16,350
Genco London	2007	October 2020	Voyage
Genco Titus	2007	November 2020	Voyage
Genco Constantine	2008	November 2020	Voyage
Genco Hadrian	2008	November 2020	$23,500
Genco Commodus	2009	November 2020	Voyage
Genco Maximus	2009	December 2020	Voyage
Genco Claudius	2010	November 2020	$23,250
Genco Tiger	2011	November 2020	Voyage
Baltic Lion	2012	November 2020	$18,750
Baltic Bear	2010	December 2020	Voyage
Baltic Wolf	2010	November 2020	Voyage
Genco Resolute	2015	December 2020	Voyage
Genco Endeavour	2015	November 2020	Voyage
Genco Defender	2016	December 2020	Voyage
Genco Liberty	2016	October 2020	$20,750

Ultramax Vessels
Baltic Hornet	2014	May 2021	$13,250
Baltic Wasp	2015	November 2020	$12,000
Baltic Scorpion	2015	November 2020	$11,000
Baltic Mantis	2015	January 2021	$10,500
Genco Weatherly	2014	November 2020	$17,000
Genco Columbia	2016	November 2020	$10,500

Supramax Vessels
Genco Predator	2005	November 2020	$9,000
Genco Warrior	2005	November 2020	Voyage
Genco Hunter	2007	March 2021	$9,750
Genco Lorraine	2009	November 2020	Voyage
Genco Loire	2009	November 2020	$7,250
Genco Aquitaine	2009	December 2020	Voyage
Genco Ardennes	2009	December 2020	$14,500
Genco Auvergne	2009	November 2020	$10,000
Genco Bourgogne	2010	October 2020	Voyage
Genco Brittany	2010	November 2020	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Genco Languedoc	2010	December 2020	$1,900
Genco Normandy	2007	December 2020	$17,000
Genco Picardy	2005	November 2020	Voyage
Genco Provence	2004	November 2020	Voyage
Genco Pyrenees	2010	March 2021	$8,500
Genco Rhone	2011	November 2020	Voyage
Baltic Leopard	2009	November 2020	Voyage
Baltic Panther	2009	December 2020	$17,000
Baltic Cougar	2009	November 2020	Voyage

Handysize Vessels
Baltic Hare	2009	November 2020	Voyage
Baltic Fox	2010	December 2020	$9,250
Baltic Cove	2010	November 2020	$7,250
Genco Ocean	2010	November 2020	$12,500
Genco Avra	2011	November 2020	Voyage
Genco Mare	2011	November 2020	$13,500
Genco Spirit	2011	November 2020	$7,500
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

VOYAGE REVENUES-

For the three months ended September 30, 2020, voyage revenues decreased by $16.3 million, or 15.7%, to $87.5 million as compared to $103.8 million for the three months ended September 30, 2019. The decrease in voyage revenues was primarily due to the operation of fewer vessels in our fleet, as well as a decrease in revenue earned by our minor bulk vessels. These decreases were partially offset by an increase in revenue earned by our Capesize vessels. During the third quarter of 2020, the economic recovery in China resulted in record volumes of seaborne iron ore imports to fuel all-time high steel production and replenish low inventory levels. This demand was aided by improved Brazilian iron ore exports, which has been constrained earlier in the year due to poor weather conditions and operational challenges from the Brumadinho dam collapse in January 2019. A gradual reopening of economies also contributed to increased trade flows and a more firm freight rate environment during the third quarter of 2020 as compared to the first half of the year.

From mid-May through the end of the third quarter of 2020, drybulk freight rates displayed meaningful improvement, primarily driven by the Capesize sector. Capesize rates as reported by the Baltic Exchange reached a year to date low of $1,992 on May 14, 2020 and subsequently rebounded to a high of $33,760 on July 6, 2020, a level not seen since the second half of 2019. During the third quarter of 2020, the Baltic Capesize Index averaged over $20,000 per day compared to $7,181 per day during the first six months of the year. Subsequently, in the fourth quarter of 2020, Capesize rates reached a year-to-date high of $34,896 on October 6, 2020. More recently, however, Capesize spot earnings have pulled back to $15,781 as of October 29, 2020, following a reported ban by China on Australian coal shipments together with an increased number of ships ballasting to the Atlantic due to crew change restrictions in the Pacific basin. We believe this significant rise in Capesize rates is largely attributable to increased iron ore exports from Brazil which have reached year-to-date highs in recent months exceeding the 30MT threshold in each month since June. This marks the first time this has occurred since prior to the dam incident at Vale’s mining operations in early 2019. Continued strong demand for iron ore in China as steel production and industrial activity ramp up combined with a gradual reopening of economies globally are additional key catalysts that have positively impacted both major and minor bulk freight rates.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased 2.0% to $11,456 a day for the three months ended September 30, 2020 from $11,687 a day for the three months ended September 30, 2019. The decrease in TCE rates was primarily a result of lower rates achieved by our minor bulk vessels, offhire days associated with COVID-19 delays, and delays in the completion of the sale of the Baltic Breeze and Genco Bay during the third quarter of 2020.

The overall uncertainty surrounding the impact of COVID-19 on our business, together with reduced economic activity and in turn trade flows, could continue to negatively impact the revenue generated by our vessels. While we believe that the gradual reopening of economies affected by COVID-19 has begun to lead to increased global trade flows and a rise in drybulk shipping rates, the sustainability of the recovery cannot be predicted and could be affected by a resurgence of the virus. Furthermore, deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation due to various travel and port restrictions related to COVID-19, resulted in days in the third quarter of 2020 in which our vessels were unable to earn revenue and may continue to do so.

For the three months ended September 30, 2020 and 2019, we had 4,729.3 and 5,336.0 ownership days, respectively. The decrease in ownership days is primarily due to the sale of four vessels during 2019 and four vessels during the nine months ended September 30, 2020. Fleet utilization decreased to 96.2% during the three months ended September 30, 2020 from 98.9% during the three months ended September 30, 2019 primarily due to additional offhire associated with delays in the completion of the sale of the Baltic Breeze and Genco Bay during the third quarter of 2020, as well delays during crew changes as a result of COVID restrictions during the third quarter of 2020.

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

Due to various travel and port restrictions relating to COVID-19 and our strong emphasis on maintaining the health and safety of both our on-signing and off-signing crew members, we experienced increased deviation time for certain of our vessels to undertake crew rotations during the third quarter of 2020. As such, we have experienced higher voyage expenses for certain crew changes that we have completed, which we expect to continue as a result of COVID-19 restrictions imposed by various counties. These increased voyage expenses are due to the incremental fuel consumption of deviating to certain ports on which we would ordinarily not call during a typical voyage.

Voyage expenses were $33.5 million and $43.0 million during the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily attributable to changes in bunker prices, as well as the operation of fewer vessels in our fleet.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.3 million from $24.7 million during the three months ended September 30, 2019 to $23.5 million during the three months ended September 30, 2020. The decrease was primarily due to fewer owned vessels during the third quarter of 2020 as compared to the third quarter of 2019, as well as lower drydocking expenses, partially offset by higher crew related expenses.

Daily vessel operating expenses increased to $4,961 per vessel per day for the three months ended September 30, 2020 from $4,631 per day for the three months ended September 30, 2019. The increase in daily vessel operating expense was predominantly due to higher crew related expenses, partially offset by lower drydocking, insurance and stores related expenditures. Refer to “Capital Expenditures” below for further detail. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2020 were $371 above the weighted-average budgeted rate of $4,590 per vessel per day for the entire year.

Restrictions on crew rotations led to a temporary decline in crewing related expenses of approximately $1 million during the first half of this year. However, such costs began to increase in June 2020, reaching their highest level during the third quarter of 2020. Although we have completed a significant number of crew rotations, we still expect higher costs related to crew rotations surrounding COVID restrictions. Travel and port restrictions together with promoting the health of the on-signing crew boarding the ship while the off-signing crew gets home safely have all been increasing challenges that shipowners are facing globally. As crew members worldwide have in many cases, including on certain of our vessels, exceeded the duration of their contracts there is an increased urgency to work towards completing more crew rotations in the coming months. Given this urgency, since June 2020, certain of these crew rotations have led to and could continue to lead to additional deviation time of our vessels as well as unbudgeted expenses due to testing, PPE, quarantine periods and higher than normal travel expenses due to increased airfare costs.

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

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. The impact of COVID-19 could result in potential shortages or a lack of access to required spare parts for the operation of our vessels, potential delays in any unscheduled repairs, deviations for crew changes or increased costs to successfully execute a crew change, which could lead to business disruptions and delays. We expect that crew costs for the crew that we utilize on our vessels will increase going forward due to expected higher wages, as well as the impact of COVID-19 restrictions.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $4.5 million from $5.5 million during the three months ended September 30, 2019 to $1.0 million during the three months ended September 30, 2020. The decrease was primarily due to fewer chartered-in days, as well as the chartering in of smaller class vessels during the third quarter of 2020 as compared to the third quarter of 2019.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses that relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, operating lease expense, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the 2015 Equity Incentive Plan. Refer to Note 13 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities, which are not capitalizable to deferred financing costs.

We incurred additional general and administrative expenses during 2019 as a result of our global expansion to Singapore and Copenhagen and have incurred additional expenses related to these overseas offices during 2020.

For the three months ended September 30, 2020 and 2019, general and administrative expenses were $5.1 million and $6.1 million, respectively. The $1.0 million decrease was primarily due to lower office rent and administrative expenses.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees were $1.7 million and $1.9 million during the three months ended September 30, 2020 and 2019, respectively.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $2.1 million to $16.1 million during the three months ended September 30, 2020 as compared to $18.2 million during the three months ended September 30, 2019. This decrease was primarily due to a decrease in depreciation expense for eight of the Handysize and the four Supramax vessels that were impaired during the first quarter of 2020, as well as a decrease for the seven vessels that were sold during the fourth quarter of 2019 and the nine months ended September 30, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements. These decreases were partially offset by an increase in depreciation expense related to scrubber additions for our Capesize vessels.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2020 and 2019, we recorded $21.9 million and $12.2 million of impairment of vessel assets, respectively.

During the three months ended September 30, 2020, we reduced the carrying values of four of our Supramax vessels, the Baltic Panther, the Genco Loire, the Baltic Jaguar and the Genco Normandy, to their net sales price which resulted in $13.9 million of impairment recorded during the third quarter of 2020.

Additionally, during the three months ended September 30, 2020, we recorded total impairment of $8.0 million for three of our Supramax vessels; the Genco Lorraine, the Baltic Cougar and the Baltic Leopard. The carrying values of these vessels were adjusted to their respective fair market values.

During the three months ended September 30, 2019, we reduced the carrying values of two of our Panamax vessels, the Genco Raptor and Genco Thunder, and one of our Handysize vessels, the Genco Champion, to their net sales price which resulted in $12.2 million of impairment recorded during the third quarter of 2019.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information regarding the impairment of these vessels.

For our impairment analysis, we utilize the ten-year historical one-year time charter average to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.  In particular, for our Supramax vessels, the projected undiscounted cash flows are relatively close to their recorded values, and there is the possibility that the Company may be required to recognize impairment charges if the ten-year historical one-year time charter average declines in future quarters.  Please see “Critical Accounting Policies – Impairment of long-lived assets” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the 2019 10-K.

LOSS (GAIN) ON SALE OF VESSELS-

During the third quarter of 2020, we recorded a net loss on sale of vessels of $0.4 million related primarily to the sale of the Baltic Wind and Baltic Breeze during the third quarter of 2020. There were no vessels sold during the third quarter of 2019.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $1.9 million from $6.9 million during the three months ended September 30, 2019 to $5.0 million during the three months ended September 30, 2020. Net interest expense during the three months ended September 30, 2020 and 2019 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $2.7 million decrease in interest expense as a result of lower interest rates as a result of the reduction in LIBOR, as well as lower outstanding debt. This was offset by a $0.8 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

VOYAGE REVENUES-

For the nine months ended September 30, 2020, voyage revenues decreased by $20.7 million, or 7.4%, to $260.1 million as compared to $280.8 million for the nine months ended September 30, 2019.  The decrease in voyage revenues was primarily due to the operation of fewer vessels in our fleet, as well as a decrease in revenue earned by our minor bulk vessels. These decreases were partially offset by an increase in revenue earned by our Capesize vessels. Refer to the discussion above included under the section “Three months ended September 30, 2020 compared to the three months ended September 30, 2019 – Voyage Revenues” for further information. During the nine months ended September 30, 2019, Capesize freight rates were negatively impacted due to the Vale dam breach and tropical cyclone Veronica.

The average Time Charter Equivalent (“TCE”) rate of our fleet decreased marginally by 1.0% to $9,307 a day for the nine months ended September 30, 2020 from $9,405 a day for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020 and 2019, we had 14,494.8 and 15,861.2 ownership days, respectively. The decrease in ownership days is primarily due to the sale of four vessels during 2019 and four vessels during the nine months ended September 30, 2020. Fleet utilization decreased to 97.3% during the nine months ended September 30, 2020 from 97.9% during the nine months ended September 30, 2019 primarily due to additional offhire associated with delays in the completion of the sale of the Baltic Breeze and Genco Bay as a result of COVID-19 restrictions during the nine months ended September 30, 2020, as well delays during crew changes as a result of COVID restrictions during the nine months ended September 30, 2020.

VOYAGE EXPENSES-

Voyage expenses decreased by $4.2 million from $127.8 million during the nine months ended September 30, 2019 as compared to $123.6 million during the nine months ended September 30, 2020.   The decrease in voyage expenses was primarily due to the operation of fewer vessels during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was partially offset by an increase in bunker consumption. This increase was primarily due to the onset of IMO 2020, in which our non-scrubber fitted minor bulk fleet consumed more expensive low sulfur fuel as opposed to high sulfur fuel in order to comply with sulfur emissions regulations that took effect on January 1, 2020.  Although fuel prices decreased during the second quarter of 2020 and then began to increase again during the third quarter of 2020, the initial low sulfur fuel that was purchased for our vessels during the end of 2019 and the first quarter of 2020 and consumed during the nine months ended September 30, 2020 was at a higher cost basis.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $5.9 million from $72.3 million during the nine months ended September 30, 2019 to $66.3 million during the nine months ended September 30, 2020.  The decrease was primarily due to fewer owned vessels during the nine months ended September 30, 2020 as compared to the same period in 2019.

Daily vessel operating expenses increased to $4,576 per vessel per day for the nine months ended September 30, 2020 from $4,556 per day for the nine months ended September 30, 2019.  The increase in daily vessel operating expense was primarily due to higher crew expenses partially offset by lower drydocking related expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2020 were $14 below the weighted-average budgeted rate of $4,590 per vessel per day for the entire year.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $7.2 million from $12.7 million during the nine months ended September 30, 2019 to $5.5 million during the nine months ended September 30, 2020. The decrease was primarily due to fewer chartered-in days, as well as the chartering in of smaller class vessels during the nine months ended September 30, 2020 as compared to the same period during 2019.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $16.4 million and $18.3 million, respectively. The $1.9 million decrease was primarily due to lower office rent and administrative expenses, as well as lower legal and professional fees associated with our credit facilities.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $5.3 million and $5.7 million during the nine months ended September 30, 2020 and 2019, respectively.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $4.9 million to $49.6 million during the nine months ended September 30, 2020 as compared to $54.5 million during the nine months ended September 30, 2019. This decrease was primarily due to a decrease in depreciation expense for eight of the Handysize and the four Supramax vessels that were impaired during the first quarter of 2020, as well as a decrease for the seven vessels that were sold during the fourth quarter of 2019 and the nine months ended September 30, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements. These decreases were partially offset by an increase in depreciation expense related to scrubber additions for our Capesize vessels.

IMPAIRMENT OF VESSEL ASSETS-

During the nine months ended September 30, 2020 and 2019, we recorded $134.7 million and $26.1 million of impairment of vessel assets, respectively.

During the third quarter of 2020, we reduced the carrying values of four of our Supramax vessels, the Baltic Panther, the Genco Loire, the Baltic Jaguar and the Genco Normandy, to their net sales price which resulted in $13.9 million of impairment recorded during the nine months ended September 30, 2020.

Additionally, during the third quarter of 2020, we recorded total impairment of $8.0 million for three of our Supramax vessels; the Genco Lorraine, the Baltic Cougar and the Baltic Leopard. The carrying value of these vessels were adjusted to their respective fair market values.

Additionally, during the first quarter of 2020, we recorded total impairment of $85.8 million for our ten Handysize vessels. The carrying value of seven of the vessels were adjusted to their respective fair market values (the Baltic Hare, the Baltic Fox, the Baltic Cove, the Genco Ocean, the Genco Avra, the Genco Mare and the Genco Spirit) and the carrying value of three of the vessels were reduced to their net sales price (the Baltic Wind, the Baltic Breeze and the Genco Bay).

Lastly, during the first quarter of 2020, we recorded total impairment of $27.0 million for four of our Supramax vessels; the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior. The carrying value of these vessels were adjusted to their respective fair market values.

During the third quarter of 2019, we reduced the carrying values of two of our Panamax vessels, the Genco Raptor and Genco Thunder, and one of our Handysize vessels, the Genco Champion, to their net sales price which resulted in $12.2 million of impairment recorded during the third quarter of 2019.

Additionally, during the second quarter of 2019, we reduced the carrying value of one of our Handysize vessels, the Genco Challenger, to its net sales price which resulted in $4.4 million of impairment during the third quarter of 2019.

Lastly, during the second quarter of 2019, we recorded total impairment of $9.5 million for two of our Handysize vessels; the Genco Champion and Genco Charger. The carrying value of these vessels were adjusted to their respective fair market values.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information regarding the impairment of these vessels.

LOSS (GAIN) ON SALE OF VESSELS-

During the nine months ended September 30, 2020, we recorded a net loss on sale of vessels of $0.8 million related primarily to the sale of the Genco Charger and Genco Thunder during the first quarter of 2020 and the sale of the Baltic Wind and Baltic Breeze during the third quarter of 2020. During the nine months ended September 30, 2019, we recorded a net gain on sale of vessels of $0.6 million related primarily to the sale of the Genco Vigour during the first quarter of 2019.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE –

Net interest expense decreased by $4.6 million from $21.2 million during the nine months ended September 30, 2019 to $16.6 million during the nine months ended September 30, 2020. Net interest expense during the nine months ended September 30, 2020 and 2019 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $7.0 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt. This was offset by a $2.3 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts.

IMPAIRMENT OF RIGHT-OF-USE ASSET –

During the nine months ended September 30, 2019, we recognized $0.2 million of impairment charges on our operating lease right-of-use asset in accordance with ASC 360.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $136.2 million as of September 30, 2020, which compares to a minimum liquidity requirement under our credit facilities of approximately $36 million as of the date of this report. Given quarterly amortization payments of $20.2 million beginning on December 31, 2020 under our credit facilities, anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”), as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic or other causes, then our cash resources may decline to a level that may put at risk our ability to service timely our debt and capital expenditure commitments.

Our credit facilities contain collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. Outstanding borrowings under our revolving credit facility, which total $23.1 million as of September 30, 2020, make it more difficult to satisfy the collateral maintenance requirement under our $133 Million Credit Facility. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

At September 30, 2020, we were in compliance with all financial covenants under the $495 Million Credit facility and the $133 Million Credit Facility.

Dividends

Our Board of Directors has adopted a quarterly dividend policy following the third quarter of 2019 to pay a dividend of $0.175 per share. However, in light of market weakness at the time and heightened economic uncertainty as a result of the COVID-19 pandemic, our Board of Directors determined it would be prudent to reduce our regular quarterly dividend for the first and second quarters of 2020 to $0.02 per share, respectively, following its quarterly reviews in order to support our balance sheet and liquidity position and better position us for an eventual economic recovery. Furthermore, our Board of Directors determined to maintain this dividend level for the third quarter of 2020, as we announced a quarterly dividend of $0.02 per share on November 4, 2020. Our Board expects to reassess the payment of dividends as appropriate from time to time. Our declaration and payment of dividends is subject to a number of conditions and restrictions as described below.

On November 5, 2019, we entered into amendments with our lenders to the dividend covenants of the credit agreements for our $495 Million Credit Facility and our $133 Million Credit Facility. Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total unrestricted cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn. At September 30, 2020, we had unrestricted cash and cash equivalents of $136.2 million. We have commitments for amortization payments expected to be $20.2 million beginning on December 31, 2020 under our credit facilities. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends after the end of 2020, except to the extent of permissible dividends from net income.

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

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $16.0 million and $28.8 million, respectively.  This decrease in cash provided by operating activities was primarily due to changes in working capital, as well as a decrease in drydocking related expenditures.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $12.3 million as compared to $31.8 million net cash used in investing activities during the nine months ended September 30, 2019.  This fluctuation was primarily due to an increase in net proceeds from the sale of vessels in 2020 year to date as compared to 2019, as well as a decrease in scrubber and ballast water treatment system related expenditures.

Net cash used in financing activities during the nine months ended September 30, 2020 and 2019 was $29.8 million and $33.5 million, respectively.  The decrease was primarily due to the $24.0 million drawdown on the $133 Million Credit Facility and the $11.3 million drawdown on the $495 Million Credit Facility during the nine months ended September 30, 2020 partially offset by a $21.5 million drawdown on the $495 Million Credit Facility during the nine months ended September 30, 2019. This decrease was partially offset by $9.0 million payment of dividends during the nine months ended September 30, 2020, as well as a $0.9 million increase in repayments under the $133 Million Credit Facility during the nine months ended September 30, 2020 as compared to the same period during 2019.

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

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2020 and December 31, 2019, we did not have any interest rate swap agreements. As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations. Amounts would not and should not be identical due to the different modeling assumptions. Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2020 and December 31, 2019.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 49 drybulk vessels, including 17 Capesize drybulk carriers, six Ultramax drybulk carriers, 19 Supramax drybulk carriers and seven Handysize drybulk carriers.

As previously announced, we have implemented a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 17 of our vessels in the aggregate during previous drydockings.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 42 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize, $0.6 million for Supramax and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  During 2019 and the nine months ended September 30, 2020, we completed the installation of BWTS on 17 and six of our vessels, respectively.  We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

Under maritime regulations that went into effect January 1, 2020, our vessels were required to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We have completed the installation of scrubbers on our 17 Capesize vessels, 16 of which were completed as of December 31, 2019 and the last one of which was completed on January 17, 2020. The remainder of our vessels are consuming VLSFO.  The costs for the scrubber equipment and installation will be capitalized and depreciated over the remainder of the life of the vessel.  This did not include any lost revenue associated with offhire days due to the installation of the scrubbers.  During February 2019, we entered into an amendment to our $495 Million Credit Facility for an additional tranche of up to $35 million to cover a portion of the expenses to the acquisition and installation of scrubbers on our 17 Capesize vessels.  We have funded the remainder of the costs with cash on hand.  For vessels on which we did not install scrubbers, we incurred additional costs during 2019 in order to transition these vessels from high sulfur fuel to compliant low sulfur fuel.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Through September 30, 2020, we have paid $42.7 million in cash installments towards our scrubber program and have drawn down $32.8 million under the scrubber tranche under our $495 Million Credit Facility.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, and scheduled off-hire days for our fleet through 2021 to be:

Year	Estimated Drydocking Cost (1)	Estimated BWTS Cost (2)	Estimated Off-hire Days (3)

	(U.S. dollars in millions)

Remainder of 2020	$3.0	$1.1	94
2021	$9.3	$5.4	230
(1)	Estimated drydocking costs during the remainder of 2020 and 2021 include $0.7 million and $2.1 million of costs, respectively, for vessels that could potentially be sold. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.
(2)	Estimated BWTS costs during the remainder of 2020 and 2021 include $0.4 million and $1.5 million of costs, respectively, for vessels that could potentially be sold. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.
(3)	Estimated offhire days during the remainder of 2020 and 2021 include 20 days and 60 days, respectively, for vessels that could potentially be sold. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2020 and 2019, we incurred a total of $6.8 million and $12.0 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Ten vessels completed their respective drydockings during the nine months ended September 30, 2020, which included one vessel that began its drydocking during the fourth quarter of 2019. An additional three of our vessels began their drydockings during the third quarter of 2020 and did not complete until the fourth quarter of 2020. In addition to these three vessels, we estimate that two of our vessels will be drydocked during the remainder of 2020 and 11 of our vessels will be drydocked during 2021.

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

During the three and nine months ended September 30, 2020, we recorded losses of $21.9 million and $134.7 million, respectively, related to the impairment of vessel assets.

During the third quarter of 2020, we reduced the carrying values of four of our Supramax vessels, the Baltic Panther, the Genco Loire, the Baltic Jaguar and the Genco Normandy, to their net sales price, which resulted in $13.9 million of impairment recorded during the three and nine months ended September 30, 2020.

Additionally, during the third quarter of 2020, we reduced the carrying values of three of our Supramax vessels, the Genco Lorraine, the Baltic Cougar and the Baltic Leopard, to their respective fair market values at September 30, 2020, which resulted in $8.0 million of impairment recorded during the three and nine months ended September 30, 2020.

Additionally, we recorded total impairment of $85.8 million for our ten Handysize vessels during the nine months ended September 30, 2020. During the first quarter of 2020, the carrying value of seven of the Handysize vessels were adjusted to their respective fair market values (the Baltic Hare, the Baltic Fox, the Baltic Cove, the Genco Ocean, the Genco Avra, the Genco Mare and the Genco Spirit) and the carrying value of three of the Handysize vessels were reduced to their net sales price (the Baltic Wind, the Baltic Breeze and the Genco Bay).

Lastly, during the first quarter of 2020, we reduced the carrying values of four of our Supramax vessels, the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior, to their respective fair market values at March 31, 2020, which resulted in $27.0 million of impairment recorded during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2019, we recorded losses of $12.2 million and $26.1 million, respectively, related to the impairment of vessel assets.

During the third quarter of 2019, we reduced the carrying values of two of our Panamax vessels, the Genco Raptor and Genco Thunder, and one of our Handysize vessels, the Genco Champion, to their net sales price which resulted in $12.2 million of impairment recorded during the three and nine month ended September 30, 2019.

Additionally, during the second quarter of 2019, we reduced the carrying value of one of our Handysize vessels, the Genco Challenger, to its net sales price which resulted in $4.4 million of impairment during the nine months ended September 30, 2019.

Lastly, we recorded total impairment of $9.5 million for two of our Handysize vessels, the Genco Champion and the Genco Charger, during the nine months ended September 30, 2019. The carrying values of these vessels were adjusted to their respective fair market values during the second quarter of 2019.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information regarding the impairment of the vessels described above.

Pursuant to our credit facilities, we regularly submit to the lenders’ valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $133 Million Credit Facility as of September 30, 2020. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $133 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2020 and December 31, 2019. Vessels have been grouped according to their collateralized status as of September 30, 2020. The carrying value of eight Handysize vessels and eleven Supramax vessels as noted above reflect the impairment loss recorded during the nine months ended September 30, 2020. The carrying value of the Genco Thunder and Genco Charger at December 31, 2019 reflect the impairment loss recorded during 2019 for these vessels.

At September 30, 2020, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2020, with the exception of the following 14 vessels that were impaired during the nine months ended September 30, 2020 as noted above: the Genco Ocean, the Genco Avra, the Genco Mare, the Genco Spirit, the Baltic Cove, the Baltic Fox, the Baltic Hare, the Genco Normandy, the Baltic Jaguar, the Genco Loire, the Genco Lorraine, the Baltic Cougar, the Baltic Leopard and the Baltic Panther. At December 31, 2019, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2019, with the exception of the Genco Charger, which was impaired during the year ended December 31, 2019.

The amount by which the carrying value at September 30, 2020 of all of the vessels in our fleet, with the exception of the 14 aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.2 million to $19.5 million per vessel, and $346.3 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2019 of all of the vessels in our fleet, with the exception of the one aforementioned vessel, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.3 million to $18.1 million per vessel, and $419.4 million on an aggregate fleet basis. The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $9.4 million at September 30, 2020 and $7.8 million as of December 31, 2019.

However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2020	2019
$495 Million Credit Facility
Genco Commodus	2009	2009	$37,903	$39,472
Genco Maximus	2009	2009	37,898	39,498
Genco Claudius	2010	2009	39,653	41,314
Baltic Bear	2010	2010	39,356	40,967
Baltic Wolf	2010	2010	39,584	41,163
Baltic Lion	2009	2013	31,169	32,199
Genco Tiger	2010	2013	29,220	30,115
Genco Thunder	2007	2008	—	10,303
Baltic Scorpion	2015	2015	24,789	25,583
Baltic Mantis	2015	2015	25,038	25,835
Genco Hunter	2007	2007	16,280	17,121
Genco Warrior	2005	2007	7,547	15,053
Genco Aquitaine	2009	2010	16,348	17,046
Genco Ardennes	2009	2010	16,384	17,080
Genco Auvergne	2009	2010	16,557	17,094
Genco Bourgogne	2010	2010	17,321	17,802
Genco Brittany	2010	2010	17,367	17,829
Genco Languedoc	2010	2010	17,234	17,609
Genco Loire	2009	2010	7,497	10,777
Genco Lorraine	2009	2010	7,750	10,748
Genco Normandy	2007	2010	5,738	8,717
Baltic Leopard	2009	2009	7,750	10,773
Baltic Jaguar	2009	2010	7,096	10,782
Baltic Panther	2009	2010	7,285	10,784
Baltic Cougar	2009	2010	7,750	10,791
Genco Picardy	2005	2010	8,028	14,669
Genco Provence	2004	2010	7,050	14,164
Genco Pyrenees	2010	2010	17,430	17,528
Genco Rhone	2011	2011	17,975	18,610
Genco Bay	2010	2010	8,055	16,411
Genco Ocean	2010	2010	7,833	16,562
Genco Avra	2011	2011	8,297	17,505
Genco Mare	2011	2011	8,299	17,546
Genco Spirit	2011	2011	8,303	17,614
Baltic Wind	2009	2010	—	15,996
Baltic Cove	2010	2010	7,830	16,490
Baltic Breeze	2010	2010	—	16,603
Baltic Fox	2010	2013	8,813	15,995
Baltic Hare	2009	2013	8,074	15,395
Genco Constantine	2008	2008	34,744	36,450
Genco Augustus	2007	2007	32,625	34,330
Genco London	2007	2007	32,098	33,600
Genco Titus	2007	2007	32,828	33,590
Genco Tiberius	2007	2007	32,576	34,276
Genco Hadrian	2008	2008	35,155	36,638
Genco Predator	2005	2007	7,954	14,846

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2020	2019
Genco Charger	2005	2007	—	5,099
Baltic Hornet	2014	2014	23,311	24,086
Baltic Wasp	2015	2015	23,565	24,340
TOTAL			$851,357	$1,044,798

$133 Million Credit Facility
Genco Endeavour	2015	2018	44,541	45,947
Genco Resolute	2015	2018	44,781	46,093
Genco Columbia	2016	2018	25,823	26,627
Genco Weatherly	2014	2018	20,974	21,676
Genco Liberty	2016	2018	48,167	49,506
Genco Defender	2016	2018	48,134	49,517
			$232,420	$239,366

Consolidated Total			$1,083,777	$1,284,164

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of the vessel assets held for sale as of September 30, 2020 and December 31, 2019.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. At September 30, 2020 and December 31, 2019, we did not have any interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. During the three and nine months ended September 30, 2020 and 2019, we were subject to the following interest rates on the outstanding debt under our credit facilities:

●	$133 Million Credit Facility

●	$108 Million Tranche — one-month LIBOR plus 2.50% effective August 17, 2018 when the initial draw down on this facility was made.

●	$25 Million Tranche — one-month LIBOR plus 3.00% effective June 15, 2020 when the initial draw down on this facility was made.

●	$495 Million Credit Facility —

●	$460 Million Tranche – one-month or three-month LIBOR plus 3.25% effective June 5, 2018, when the initial $460 million draw down on this tranche of this facility was made. The applicable margin was reduced to 3.00% from March 5, 2019 to August 9, 2019 pursuant to terms of the facility.

●	$35 Million Tranche – one-month LIBOR plus 2.50% effective August 28, 2019 when the initial draw down on this tranche of this facility was made.

A 1% increase in LIBOR would result in an increase of $3.8 million in interest expense for the nine months ended September 30, 2020.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. As of September 30, 2020 and December 31, 2019, we did not have any derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(7)

3.8	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.9	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(8)

3.10	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Form of Director Restricted Stock Unit Agreement dated as of July 15, 2020.(9)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 4, 2020	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 4, 2020	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)