Form 10-K
period 2020-12-31
GENCO SHIPPING & TRADING LTD
filed 2021-02-24
CIK 1326200

ce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $6.28 per share as of June 30, 2020 was approximately $109.1 million. The registrant has no non-voting common equity issued and outstanding. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 24, 2021 was 41,801,753 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020, are incorporated by reference in Part III herein.

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

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2021 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; (xxi) those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a New York City-based company incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  After the sale of two of our Supramax vessels, our fleet will consist of 39 drybulk carriers, including 17 Capesize drybulk carriers, nine Ultramax drybulk carriers, and thirteen Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,315,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 10.1 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers. Of the vessels in our fleet, 27 are currently on spot market voyage charters, 13 are on fixed-rate time charter contracts and we are currently time chartering-in three third party vessels.

See pages 3 - 4 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses primarily on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category and the other vessel classes, including Ultramax, Supramax and Handysize vessels, represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore and coal, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, bauxite, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

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

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations

Genco Shipping & Trading Limited

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations.  To accomplish this objective, we intend to:

●	Continue to operate a high-quality fleet — We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ rigorous and comprehensive maintenance program. In addition, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

●	Utilize an active commercial strategy — Our current fleet of 41 drybulk vessels concentrates on the transportation of major and minor bulk commodities globally. In 2017, the Company made a strategic decision to augment its existing in-house commercial operating platform shifting to an active commercial approach as compared to the previous tonnage provider model in order to improve margins and grow our network of customers. We expanded our presence globally with the establishment of offices in Singapore and Copenhagen in addition to our corporate headquarters in New York. As a result of this strategic shift, we have been fixing an increasing number of vessels on spot market voyage charters, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis, as well as on contracts of affreightment directly with cargo providers. We believe that our active platform provides added flexibility to changing market conditions and improves operational efficiencies within our owned fleet. Furthermore, we also assess arbitrage opportunities on cargoes through utilizing vessel positions by time chartering-in third party vessels and/or reletting cargo commitments on a voyage basis. In addition to these options, we continue to fix our vessels on both short and medium-term time charters, as well as spot market-related time charters, depending on market conditions and outlook. Overall, our fleet deployment strategy is currently weighted towards short-term fixtures which provide optionality for the Company. We continuously monitor the drybulk market and may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging longer charter periods and entering into vessel pools.

●	Strategically expand the size of our fleet — We may acquire additional modern, high-quality, fuel-efficient drybulk vessels through timely and selective acquisitions in a manner that is accretive to our cash flows. If we make such acquisitions, we may consider additional debt or equity financing alternatives.

●	Maintain low-cost, highly efficient operations — We currently outsource technical management of our fleet to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”) and Synergy Marine Group (“Synergy”), third party independent technical managers. Our management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities. We also seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating sister ships. Sister ships are ships of the same class that are of virtually identical design and are of similar size. In the future, we may explore opportunities to outsource to other third party independent technical managers, as well as providing in-house technical management for our vessels.

●	Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and cargo providers, many of whom consider the reputation of a vessel owner and operator when entering into time charters. We believe that our management team’s track record improves our relationships with high quality shipyards and vendors, as well as financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us that are currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,001	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,098	2009
Genco Hadrian	Capesize	169,025	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Baltic Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010
Genco Endeavour	Capesize	181,060	2015
Genco Resolute	Capesize	181,060	2015
Genco Defender	Capesize	180,021	2016
Genco Liberty	Capesize	180,032	2016
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,470	2015
Genco Weatherly	Ultramax	61,556	2014
Genco Columbia	Ultramax	60,294	2016
Genco Magic	Ultramax	63,446	2014
Genco Vigilant	Ultramax	63,498	2015

Vessel	Class	Dwt	Year Built
Genco Freedom	Ultramax	63,671	2015
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	58,018	2009
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Brittany	Supramax	58,018	2010
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	58,018	2010
Genco Lorraine	Supramax	53,417	2009
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Provence	Supramax	55,317	2004
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005
Baltic Leopard	Supramax	53,446	2009

The following groups of sister ships are included in our current fleet except as noted below:

Group	Vessels
1	Genco Constantine and Genco Augustus
2	Baltic Lion and Genco Tiger
3	Genco London, Baltic Wolf, Genco Titus and Baltic Bear
4	Genco Commodus, Genco Hadrian, Genco Maximus and Genco Claudius
5	Genco Resolute and Genco Endeavour
6	Genco Liberty and Genco Defender
7	Baltic Hornet, Baltic Mantis, Baltic Scorpion and Baltic Wasp
8	Genco Auvergne, Genco Rhone, Genco Ardennes, Genco Aquitaine, Genco Brittany, Genco Languedoc, Genco Pyrenees and Genco Bourgogne
9	Genco Warrior, Genco Predator, Genco Provence and Genco Picardy
10	Baltic Cougar, Genco Lorraine, Baltic Panther and Baltic Leopard (1)
11	Genco Spirt, Genco Mare, Genco Ocean, Baltic Cove and Genco Avra (2)
12	Baltic Hare and Baltic Fox (3)

The Baltic Panther and the Baltic Cougar were sold on January 4, 2021 and February 24, 2021, respectively, and the sale of the Genco Lorraine and the Baltic Leopard are expected to be completed during the second quarter of 2021.
(2)	The Genco Ocean, the Baltic Cove, the Genco Spirit, the Genco Avra and the Genco Mare were sold on December 29, 2020, January 30, 2021, February 15, 2021, February 21, 2021 and February 24, 2021, respectively.
(3)	The Baltic Hare and the Baltic Fox were sold on January 15, 2021 and February 2, 2021, respectively.

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

We utilize the services of reputable independent technical managers, Wallem, Anglo and Synergy, for the technical management of our fleet.  Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of our independent technical managers.  The head of our technical management team has over 30 years of experience in the shipping industry.

Wallem, founded in 1971, Anglo, founded in 1974, and Synergy, founded in 2006, are among the largest ship management companies in the world.  These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore.  These technical managers provide services to over 1,100 vessels of all types, including Capesize, Ultramax, Supramax and Handysize drybulk carriers that meet strict quality standards.

Under our technical management agreements, our technical manager is obligated to:

●	provide personnel to supervise the maintenance and general efficiency of our vessels;

●	arrange and supervise the maintenance of our vessels to our standards to assure that our vessels comply with applicable national and international regulations and the requirements of our vessels’ classification societies;

●	select and train the crews for our vessels, including assuring that the crews have the correct certificates for the types of vessels on which they serve;

●	check the compliance of the crews’ licenses with the regulations of the vessels’ flag states and the International Maritime Organization, or IMO;

●	arrange the supply of spares and stores for our vessels; and

●	report expense transactions to us, and make its procurement and accounting systems available to us.

OUR CHARTERS

As of February 23, 2021, we employed 27 of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis. Under spot market voyage charters, voyage expenses such as fuel and port charges are borne by us. Additionally, as of February 23, 2021, we employed 13 of our vessels under fixed-rate time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues. Additionally, as of February 23, 2021, we were chartering in three third party vessels.

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

For the vessels that we employ on time charters or spot market-related time charters, agreements expire within a range of dates (for example, a minimum of 4 months and maximum of 6 months following delivery), with the exact end of the time charter left unspecified to account for the uncertainty of when a vessel will complete its final voyage under the time charter.  The charterer may extend the charter period by any time that the vessel is off-hire.  If a vessel remains off-hire for more than 30 consecutive days, the time charter may be cancelled at the charterer’s option.

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

The following table sets forth information about the current employment of the vessels in our fleet as of February 23, 2021:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	March 2021	Voyage
Genco Tiberius	2007	February 2021	Voyage
Genco London	2007	April 2021	$11,600
Genco Titus	2007	February 2021	Voyage
Genco Constantine	2008	May 2021	Voyage
Genco Hadrian	2008	March 2021	Voyage
Genco Commodus	2009	March 2021	Voyage
Genco Maximus	2009	March 2021	Voyage
Genco Claudius	2010	March 2021	Voyage
Genco Tiger	2011	March 2021	Voyage
Baltic Lion	2012	March 2021	Voyage
Baltic Bear	2010	February 2021	Voyage
Baltic Wolf	2010	April 2021	Voyage
Genco Resolute	2015	May 2021	Voyage
Genco Endeavour	2015	May 2021	Voyage
Genco Defender	2016	March 2021	Voyage
Genco Liberty	2016	March 2021	Voyage

Ultramax Vessels
Baltic Hornet	2014	June 2021	$13,250
Baltic Wasp	2015	April 2021	Voyage
Baltic Scorpion	2015	April 2021	Voyage
Baltic Mantis	2015	February 2021	$10,500
Genco Weatherly	2014	February 2021	$12,750
Genco Columbia	2016	March 2021	Voyage
Genco Magic	2014	April 2021	$18,000
Genco Vigilant	2015	June 2021	$10,000
Genco Freedom	2015	-	-

Supramax Vessels
Genco Predator	2005	March 2021	Voyage
Genco Warrior	2005	March 2021	$14,000
Genco Hunter	2007	March 2021	$9,750
Genco Lorraine	2009	March 2021	$13,500
Genco Aquitaine	2009	April 2021	Voyage
Genco Ardennes	2009	March 2021	Voyage
Genco Auvergne	2009	March 2021	$8,400
Genco Bourgogne	2010	March 2021	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Brittany	2010	April 2021	Voyage
Genco Languedoc	2010	April 2021	$14,000
Genco Picardy	2005	March 2021	Voyage
Genco Provence	2004	March 2021	Voyage
Genco Pyrenees	2010	March 2021	$8,500
Genco Rhone	2011	February 2021	$25,000
Baltic Leopard	2009	March 2021	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 21 to 24 officers and seamen.  We do not provide any seaborne personnel to crew our vessels. Instead, our technical managers are responsible for locating and retaining qualified officers for our vessels.  The crewing agencies are responsible for each seaman’s training, travel and payroll and ensuring that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  Our vessels are typically manned with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

We currently employ approximately 40 shore-based personnel, which includes personnel in our Singapore and Copenhagen offices. In addition, approximately 920 seagoing personnel are employed on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Rio Tinto Shipping (Asia) Pte. Ltd., Cargill International S.A., Gavilon Grain LLC, BHP, FMG International Pte Ltd, ADMIntermare, a division of ADM International Sarl, and Vale International S.A. For the year ended December 31, 2020, no customer accounted for more than 10% of our voyage revenue.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 2,200 independent drybulk carrier owners.

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

Over the last several years, we have taken various steps to reduce our carbon footprint and improve the environment, including through investments made to our fleet. Specifically, we have:

●	Purchased modern, fuel-efficient vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions;
●	Divested of certain older, less fuel-efficient vessels
●	22 of our vessels are outfitted with Energy Saving Devices (ESD) which are meant to reduce the fuel consumptions of these vessels. ESDs include Mewis Ducts, Fins and Propeller Boss Cap Fins.
●	Installed performance-monitoring systems on board 33 of our vessels to gather real-time fuel consumption data to optimize the voyage efficiency of these vessels;
●	Utilized a third-party data collection platform that analyzes information from our vessels in an effort to reduce fuel consumption, CO2 and greenhouse gas emissions;
●	Established and executed a compliance program regarding IMO 2020 fuel regulations (as described below);
●	Ballast water treatment systems are installed on 31 vessels in our current fleet, representing approximately 76% of our current fleet; and
●	Partnered with a third-party firm to conduct internal audits of our vessels with a goal of identifying areas of potential improvement on the daily maintenance and operation of our vessels in order to improve the quality of the services our vessels provide and to mitigate operational risks.
●	Installation of Engine Power Limitation (EPL) systems on certain major bulk vessels to increase the level of energy efficiency by ensuring the ship’s engine power is maintained within optimal levels.

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

The MEPC adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020. This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020, with the exception of vessels fitted with exhaust gas cleaning equipment (“scrubbers”) which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs, including those related to the purchase, installation and operation of scrubbers and the purchase of compliant fuel oil.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (NOx) standards in ECAs will go into effect. Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs designed for the control of NOx produced by vessels with a marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010 and we are compliant with the Tier I and Tier II requirements for NOx emissions under the EPA standards and Annex VI. We do not currently own any vessels subject to the Tier III requirements, although we may acquire such vessels in the future. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO intends to use such data as the first step in its roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMPS”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index (“EEDI”). Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014. Additionally, MEPC 75 adopted amendments to MARPOL Annex VI which brings forward the effective date of the EEI’s “phase 3” requirements from January 1, 2025 to April 1, 2022 for several ship types, including gas carriers, general cargo ships, and LNG carriers.

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. The draft amendments introduced at MEPC 75 may be adopted at the MEPC 76 session, to be held during 2021.

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

The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments are expected to enter into force on June 1, 2022.

During the fourth quarter of 2018, we originally entered into agreements for the purchase of ballast water treatments systems for 36 of our vessels.  We have installed such systems on 18 vessels that were not already fitted with a ballast water treatment system upon purchase (excluding eight vessels that have been sold), and we expect the remaining ten to be installed by 2022. After the installation of these ballast water treatment systems, all of our vessels will be in compliance with these standards. The costs of compliance may be substantial and adversely affect our revenues and profitability.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the “Anti-fouling Convention.” The Anti-fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced.

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which amendments would apply to ships from January 1, 2023, or, for ships already bearing such an anti-fouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. These amendments may be formally adopted at MEPC 76 in 2021.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives and statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. The effects of these changes and proposals are currently unknown, and recently, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. Compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of “waters of the United States.” The proposed rule was published in the Federal Register on February 14, 2019, and was subject to public comment. On October 22, 2019, the agencies published a final rule repealing the 2015 Rule defining “waters of the United States” and recodified the regulatory text that existed prior to the 2015 Rule. The final rule became effective on December 23, 2019. On January 23, 2020, the EPA published the “Navigable Waters Protection Rule,” which replaces the rule published on October 22, 2019, and redefines “waters of the United States.” This rule became effective on June 22, 2020, although the effective date has been stayed in at least one U.S. state pursuant to court order. The effect of this rule is currently unknown.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters.  The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters.  VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards.  Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. By approximately 2022, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market from 2022.  This will require shipowners to buy permits to cover these emissions.  Contingent on another formal approval vote, specific regulations are forthcoming and are expected to be proposed in 2021.

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

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, former U.S. President Trump announced that the United States intends to withdraw from the Paris Agreement and the withdrawal became effective on November 4, 2020. On January 20, 2021, U.S. President Biden signed an executive order to rejoin the Paris Agreement. It will take 30 days for the United States to rejoin.

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

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. As noted above, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market are also forthcoming.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. Further, on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. However, U.S. President Biden recently directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of the rules issued by the EPA under the prior administration. The EPA or individual U.S. states could enact environmental regulations that would affect our operations.

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

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facility Security Code (“the ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The various requirements, some of which are found in the SOLAS Convention, include, for example, on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status; on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore; the development of vessel security plans; ship identification number to be permanently marked on a vessel’s hull; a continuous synopsis record kept onboard showing a vessel's history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and compliance with flag state security certification requirements.

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

A vessel must undergo annual surveys, intermediate surveys, drydockings and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Every vessel is also required to be surveyed every 30 to 36 months for inspection of the underwater parts of the vessel. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially and adversely affected, and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

Industry Specific Risk Factors

The COVID-19 pandemic and measures to contain its spread have impacted the markets in which we operate and could have a material adverse impact on our business and its operations.

The COVID-19 pandemic and measures to contain it have negatively impacted regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These negative impacts could continue or worsen, even after the pandemic diminishes or ends. The pandemic may have far-reaching repercussions on our business and industry that are currently unknown. Governments in affected countries have imposed or reimposed travel bans, quarantines, and other emergency public health measures, and some have implemented lockdown measures. Companies, including us, have also taken precautions, such as requiring employees to work remotely and imposing travel restrictions, while some other businesses have been required to close entirely. The pandemic resulted in reduced industrial activity in China on which our business substantially depends, with temporary closures of factories and other facilities.  Economic activity has also declined in other major industrial and financial centers, including the U.S., the E.U., Japan, India, South Korea and Brazil. Deterioration of worldwide, regional, or national economic conditions and activity could result in further reduced demand for drybulk cargoes and shipping services and may also negatively affect our charters, suppliers, and other parties with which we do business.

We also face significant risks to our personnel and operations due to the pandemic. Our crews face risk of exposure to COVID-19 as a result of travel to ports in which COVID-19 cases have been reported. Our shore-based personnel likewise face such exposure risk, as we are headquartered in New York, an area that has been severely impacted by COVID-19. Ongoing disruption of normal business activities due to COVID-19 and the imposition of measures against its spread may result in severe operational disruptions and delays. Measures against COVID-19 in a number of countries have restricted crew rotations on our vessels, which may continue or become more severe. We have experienced and may continue to experience disruptions to our normal vessel operations caused by increased deviation time from positioning our vessels where we can undertake a crew rotation. Delays in crew rotations have led to crew fatigue and may continue to do so, which may result in delays or other operational issues.

Restrictions on crew rotations resulting from measures against COVID-19 pose risks to our financial condition and liquidity in a number of ways. As crew members worldwide have exceeded the duration of their contracts in many cases, including on certain of our vessels, there is increased urgency to work towards completing more crew rotations in the coming months. Accordingly, we have had and expect to continue to have increased expenses due to incremental fuel consumption and days in which our vessels are unable to earn revenue in order to deviate to certain ports on which we would not call during a typical voyage. We have and may continue to incur additional expenses associated with testing, personal protective equipment, quarantines, and travel expenses such as airfare costs in order to perform crew rotations in the current environment. Delays in crew rotations have also caused us to incur additional costs related to crew bonuses paid to retain the existing crew members on board and may continue to do so. Some ports reimposed restrictions that may affect crew rotations from the beginning of this year which may continue through at least the first half of 2021, depending on worldwide availability of the vaccine.

Moreover, COVID-19 and measures against it have led to a highly difficult environment in which to dispose of vessels. The ability and willingness of potential buyers to consummate vessel transactions has been limited as a result of general economic conditions, the availability of financing, and their ability to inspect vessels. Constraints regarding crew changes have caused us to incur additional expenses and waiting time that has reduced earnings from our vessels in order to comply with agreements for the disposition of certain of our vessels. These conditions may continue, and we may be unable to comply with such terms at all. As a result of the foregoing, we may therefore experience a material adverse impact on our financial condition, compliance with our credit facility covenants, and ability to pay dividends.

Our credit facilities contain collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline further significantly as a result of COVID-19 or otherwise, we may not satisfy this covenant. Outstanding borrowings under our revolving credit facility, which total $21.2 million as of December 31, 2020, may make it more difficult to satisfy the collateral maintenance requirement under our $133 Million Credit Facility. If we do not satisfy it, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

We also reduced our quarterly dividend to $0.02 per share in order to maintain our cash reserves.  Our credit facilities permit the payment of dividends to the extent our unrestricted cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher (or a specified percentage of consolidated net income for the preceding quarter).  As of December 31, 2020, we had cash for this purpose of $143.9 million. We have commitments for amortization payments of $20.2 million per quarter under our credit facilities. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends in the future, except to the extent of permissible dividends from net income.

A downturn in the global economic environment may negatively impact our business.

If the current global economic environment worsens or does not sufficiently recover, we may be negatively affected in a number of ways.

As a result of low freight and charter rates that in some instances do not allow us to operate our vessels profitably, our earnings and cash flows could decline. Continuation of these conditions for a prolonged period may leave us with insufficient cash resources for our operations or make required debt repayments under our credit facilities, which would potentially accelerate the repayment of our outstanding indebtedness.

If our earnings and cash flows decline for a prolonged period, we may also breach one or more of our credit facility covenants, such as those relating to our minimum cash balance, collateral maintenance, or minimum working capital. This also would potentially accelerate the repayment of outstanding indebtedness. Additionally, our charterers may fail to meet their obligations under our time charter and freight agreements.

A significant number of our vessels’ port calls involve loading or discharging raw materials and semi-finished products in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, particularly in China, India, or Japan, could adversely affect our business. In recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  To the extent the Chinese government does not pursue economic growth and urbanization, including infrastructure stimulus spending, the level of imports to and exports from China could be adversely affected, as well as by changes in political, economic and social conditions or other Chinese government policies.  The Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  The Chinese government has also taken actions seen as protecting domestic industries such as coal or steel, which may reduce the demand for China-bound drybulk cargoes and negatively impact the drybulk industry. Moreover, a significant or protracted slowdown in the economies of the U.S., the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.

Any increased trade barriers or restrictions, especially involving China, could adversely impact global economic conditions and, as a result, the amount of cargo transported on drybulk vessels.  As an example of such restrictions, and most notable in term of drybulk trade volumes, China imposed tariffs on U.S. soybean exports in 2019 as part of the U.S.-China trade dispute. A deterioration in the trading relationship or a re-escalation of protectionist measures taken between these countries or others could lead to reduced drybulk trade volumes.

Freight and charterhire rates for drybulk carriers could remain low from a historical perspective or further decrease in the future, which may adversely affect our earnings.

A prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry for several years. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for key drybulk routes, declined in 2020, principally as a result of the global economic slowdown caused by the COVID-19 pandemic.

Shipping capacity supply and demand strongly influences freight rates. Factors that influence demand for vessel capacity include demand for and production of drybulk products; global and regional economic and political conditions, including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts; the distance drybulk cargo is to be moved by sea; environmental and other regulatory developments; events impacting production of the commodities that we carry; and changes in seaborne and other transportation patterns. Factors that influence the supply of vessel capacity include the number of newbuilding deliveries; port and canal congestion; scrapping of older vessels; vessel casualties; conversion of vessels to other uses; the number of vessels out of service (laid-up, drydocked, awaiting repairs or otherwise not available for hire); and environmental concerns and regulations.

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

Although vessel supply growth rates have slowed in recent years, if the supply of newbuilding vessels outpaces the demand for vessels, it could negatively impact freight rates and charterhire rates. If market conditions deteriorate following our vessels’ current employment, we may not be able to employ our vessels at profitable rates or at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

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

We determine each vessel’s recoverable amount by estimating the vessel’s undiscounted future cash flows. If the recoverable amount is less than the vessel’s carrying amount, the vessel is deemed impaired and written down to its fair market value. Our vessels’ carrying values may not represent their fair market value because market prices of secondhand vessels tend to fluctuate with freight and charter rate changes and the cost of newbuildings. Any impairment charges incurred as a result of declines in freight and charter rates could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability.

Governments regulate our business and vessel operations through international conventions and national, state and local laws and regulations. Various governmental and quasi-governmental agencies require us to obtain permits, licenses, certificates, and financial assurances regarding our operations. Given frequent regulatory changes, we cannot predict their effect on our ability to do business, the cost of complying with them, or their impact on vessels’ useful lives or resale value. Our failure to comply with any such conventions, laws, or regulations could cause us to incur substantial liability.  See “Overview — Environmental and Other Regulation” in Item 1, “Business” of this annual report.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspection and related procedures in countries of origin and destination.  Inspection procedures can result in the seizure of the contents of our vessels, delays in the loading, offloading or delivery and the levying of customs duties, fines or other penalties against us. Changes to inspection procedures could impose additional financial and legal obligations on us.  Such changes could also impose additional costs and obligations on our customers and may render the shipment of certain types of cargo uneconomical or impractical.  Any such changes or developments may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our vessels are exposed to international risks that could reduce revenue or increase expenses.

Our vessels are at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss and bad weather.  All these can result in death or injury to persons, repair and other increased costs, loss of revenues, loss or damage to property (including cargo), environmental damage, higher insurance rates, damage to our customer relationships, harm to our reputation as a safe and reliable operator and delay or rerouting.  Public health threats, such as COVID-19, influenza and other highly communicable diseases or viruses, could adversely impact our and our customers’ operations. Changing economic, regulatory and political conditions, including political and military conflicts, have resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts.  Our vessels may operate in dangerous areas, including areas of the South China Sea, the Arabian Sea, the Indian Ocean, the Gulf of Aden off the coast of Somalia, the Gulf of Guinea, and the Red Sea.  In November 2013, the Chinese government announced an Air Defense Identification Zone (ADIZ) covering much of the East China Sea. A number of nations do not honor the ADIZ, which includes certain maritime areas that have been contested among various nations in the region. Tensions relating to the Chinese ADIZ or other territorial disputes may escalate and result in interference with shipping routes or in market disruptions. Any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our vessels may suffer damage, resulting in unexpected drydocking costs.

If our vessels suffer damage, they may need to be repaired at a drydocking facility for substantial and unpredictable costs that may not be fully covered by insurance.  Space at drydocking facilities is sometimes limited, and not all drydocking facilities are conveniently located.  The loss of earnings while our vessels are not operable could negatively impact our business, results of operations, cash flows, financial condition and ability to pay dividends.

The operation of drybulk vessels has certain unique operational risks which could affect our earnings and cash flow.

A drybulk vessel’s cargo and its interaction with the vessel can be an operational risk.  By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure.  Drybulk vessels are often subjected to battering treatment that may damage the vessel during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers.  Vessels so damaged may be more susceptible to hull breaches, which may lead to the flooding of the vessels’ holds.  This may cause the bulk cargo to become so dense and waterlogged that its pressure buckles the vessel’s bulkheads, leading to the loss of a vessel.  If we are unable to adequately maintain our vessels, we may be unable to prevent these events.  Any of these circumstances or events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Acts of piracy on ocean-going vessels have continued and could adversely affect our business.

Acts of piracy have historically affected vessels trading in such regions as the South China Sea, the Arabian Sea, the Indian Ocean, the Gulf of Aden off the coast of Somalia, the Gulf of Guinea, and the Red Sea.  Piracy incidents continue to occur particularly in the Gulf of Aden, the Gulf of Guinea and increasingly in Southeast Asia. Our vessels could be subject to detention hijacking as a result of acts of piracy, rendering our vessels unable to perform their charters and earn revenues. Moreover, if these piracy attacks result in regions characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain, if available at all.  In addition, crew costs, including costs that may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents. The occurrence of any of any of the foregoing could have a material adverse impact on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

In response to piracy incidents, following consultation with regulatory authorities, we may station guards on some of our vessels. This may increase our risk of liability for death or injury to persons or damage to personal property, and we may not have adequate insurance in place to cover such liability.

Terrorist attacks and other acts of violence or war may have an adverse effect on our business.

Terrorist attacks continue to cause uncertainty in the world’s financial markets and may affect our business. Continuing conflicts and recent developments in the Middle East and the presence of U.S. and other armed forces in the Middle East and Afghanistan may lead to additional acts of terrorism and armed conflict, which may contribute to further economic instability. Following the U.S.’ withdrawal from the Joint Comprehensive Plan of Action agreed to on July 14, 2015 regarding the Iranian nuclear program, tensions have been rising between Iran on the one hand and the U.S. and its allies on the other.  As our vessels transit the Arabian Gulf from time to time, they may face increased risk of damage or seizure. Political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these occurrences could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce our net cash flows and net income.

The hull and machinery of commercial vessels must be certified as being “in class” by a classification society authorized by its country of registry and undergo annual surveys, intermediate surveys and special surveys as described in Item 1., “Business – Classification and Inspection” in this report. If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and unemployable, and we could be in violation of certain covenants in our credit facilities, which could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common shares.

All of our charters with customers prohibit our vessels from entering any countries or conducting any trade prohibited by the U.S. However, on such customers’ instructions, our vessels could call on ports in countries subject to sanctions or embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism, such as Iran, Sudan and Syria. Any violation of sanctions and embargo laws and regulations could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. Additionally, some investors may decide to divest their interest, or not to invest, in us simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. War, terrorism, civil unrest and governmental actions in these and surrounding countries may adversely affect investor perception of the value of our common stock.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, and other applicable worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  These laws include the U.K. Bribery Act, which is broader in scope than the FCPA, as it contains no facilitating payments exception.  We charter our vessels into some jurisdictions that international monitoring groups have identified as having high levels of corruption.  Our activities create the risk of unauthorized payments or offers of payments by our employees or agents that could violate the FCPA or other applicable anti-corruption laws.  Our policies mandate compliance with applicable anti-corruption laws.  If we violate the FCPA or other applicable anti-corruption laws, we could suffer from civil and criminal penalties or other sanctions.

We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.

Our success largely depends on attracting and retaining highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  Any inability our third party technical managers or we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business, which could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

Labor interruptions could disrupt our business.

Our vessels are manned by masters, officers and crews employed by third parties.  If not resolved in a timely and cost-effective manner, industrial action or other labor unrest could prevent or hinder our normal operations and could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

The smuggling of drugs or other contraband onto our vessels may lead to governmental claims against us.

Our vessels sometimes call in ports in South America and other areas where smugglers attempt to hide drugs and other contraband on vessels.  To the extent our vessels are found with contraband, whether inside or attached to the hull and regardless of our crew’s knowledge, we may face governmental or other regulatory claims, which could have an adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

Arrests of our vessels by maritime claimants could cause a significant loss of earnings for the related off-hire period.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages.  In many jurisdictions, a maritime lienholder may enforce its lien by arresting or attaching a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period.  In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest the vessel subject to the claimant’s maritime lien and any associated vessel, which is any vessel owned or controlled by the same owner.

Governments could requisition our vessels during a period of war or emergency, resulting in loss of earnings.

A government of a vessel’s registry could requisition for title or seize our vessels.  A government could also requisition our vessels for hire, becoming the charterer at dictated charter rates.  Generally, requisitions occur during a period of war or emergency.  Such requisitioning of one or more of our vessels could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

Changes in fuel prices could adversely affect our profits.

We operate a large portion of our vessels on spot market voyage charters, which generally require the vessel owner to bear the cost of fuel in the form of bunkers, a significant operating expense.  Depending on the timing of increases in the price of fuel and market conditions, we may be unable to pass along fuel price increases to our customers.  In standard time charter arrangements, under which the balance of our vessels operate, the charterer bears the cost of fuel bunkers.  At the commencement of a charter, the charterer purchases fuel from us at then-prevailing market rates, and we must repurchase fuel at that same initial rate when the charterer redelivers the vessel to us. Market rates at the time the charterer redelivers the vessel may be more or less than the prevailing market rates at the commencement of the charter.  In certain of our short-term time charter agreements, we sell the charterer the amount of the bunkers actually consumed and the charterer is required to redeliver the vessel to us without replenishment of the bunkers consumed. The date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable, and therefore, these arrangements could result in losses or reductions in working capital that are beyond our control.

As part of our approach to comply with IMO regulations that limit sulfur emissions, we have retrofitted our 17 Capesize vessels with scrubbers. The performance of our investment in scrubbers depends in part upon the fuel spread between compliant low sulfur fuel and high sulfur fuel. Any decrease in the spread between these two fuel types could lengthen the anticipated payback period for this investment. In addition, certain countries have imposed regulations regarding the operations of scrubbers. These restrictions could become more restrictive or widespread, and we may be further limited in or prevented from operating scrubbers on our vessels as a result. See “General – IMO 2020 Compliance” in Item 7, Management’s Discussion and Analysis of Financial Condition for further details. To the extent we cannot operate scrubbers on our vessels, we would no longer be able to recover our investment in scrubbers and would have to use low sulfur fuel instead. Low sulfur fuel, which we currently use in our minor bulk fleet is more expensive than standard marine fuel. Increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in further increases, which we may not be able to include in our freight rates.

To mitigate the risk associated with fuel price increases, we may enter into forward bunker contracts from time to time that permit us to purchase fuel at a fixed price in exchange for payment of a certain amount. We may incur a loss on such contracts if the price of fuel declines below the price at which the contract permits us to purchase fuel, or a significant increase in the price of fuel may not be mitigated by our entry into any such contracts. Either occurrence could have a material adverse effect on our business, financial condition, and results of operations, cash flows, and ability to pay dividends.

Our results of operations are subject to seasonal fluctuations, which may adversely affect our financial condition.

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, freight and charter rates.  This seasonality may result in quarterly volatility in our operating results, depending on when and whether we enter into time charters or trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenue could be stronger during the quarters ended December 31 and March 31.  This seasonality could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results.  See “Impairment of long-lived assets” section under the heading “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

Spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of drybulk vessels and the worldwide demand for transportation of drybulk cargoes.  Future freight rates and charterhire rates may not enable us to operate our vessels profitably.  Further, our standard time charter contracts with our customers specify certain performance parameters that can result in customer claims if not met.  Such claims may have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

To the extent our vessels undertake spot market voyages, we face operational risks from responsibility for delays in delivery of the cargo, which may be due to weather, vessel breakdown, port congestion, or other factors that may be beyond our control. Such delays can result in customer claims. In addition, spot market voyages require us to make payments directly to third parties that our charters would ordinarily make. Such arrangements carry a risk of disputes and fraud by third parties. As a result of any of these circumstances, we may experience a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

In addition, while we try to capture arbitrage opportunities by taking cargo positions, a significant fluctuation in the rate environment could adversely affect profitability.

Restrictive covenants under our credit facilities may restrict our growth and operations.

Our credit facilities impose operating and financial restrictions that may limit our ability to utilize cash above a certain amount; incur additional indebtedness on satisfactory terms or at all; incur liens on our assets; sell our vessels or the capital stock of our subsidiaries; make investments; engage in mergers or acquisitions; pay dividends; make capital expenditures; compete effectively or change management arrangements relating to any of our vessels. Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions, which we may not be able to obtain when needed. This may prevent us from taking actions that are in our best interest and from executing our business strategy of growth and may restrict or limit our ability to pay dividends and finance our future operations.

We depend upon ten charterers for a large part of our revenues.  The loss of any significant customers could adversely affect our financial performance.

For the year ended December 31, 2020, approximately 40% of our revenues were derived from ten charterers.  While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk. If we were to lose any of our major customers or if any of them significantly reduced use of our services or were unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

The aging of our fleet and our practice of purchasing and operating previously owned vessels may result in increased operating costs and vessels off-hire, which could adversely affect our earnings.

The majority of our drybulk carriers were previously owned by third parties.  We may seek additional growth by acquiring previously owned vessels.  The pre-inspection of such vessels does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us.  We may not detect all defects or problems before purchase.  Any such defects or problems may be expensive to repair, and if not timely detected, may result in accidents or other incidents for which we may become liable.  Also, we do not receive the benefit of any builder warranties if the vessels we buy are older than one year.

The costs to maintain a vessel in good operating condition generally increase with its age. Older vessels are typically less fuel efficient than newer ones due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. We may not be able to incur borrowings on favorable terms or at all to fund the cost of maintaining our vessels.

Governmental regulations and safety and other equipment standards related to vessel age may require expenditures for vessel equipment and restrict our vessels’ activities. Market conditions may not justify such expenditures or enable us to operate our vessels profitably.  As a result, regulations and standards could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

An increase in interest rates could adversely affect our cash flow and financial condition.

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

We have contracted the technical management of our fleet, including crewing, maintenance, and repair services, to third party technical management companies.  The failure of these technical managers to perform their obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.  Although we may have rights against our third party managers if they default on their obligations to us, our shareholders will share that recourse only indirectly to the extent that we recover funds.

We may not be able to compete for charters with new entrants or established companies with greater resources in the drybulk industry.

We employ our vessels in a highly competitive, capital intensive, and fragmented market. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than ours.  Competition for the transportation of drybulk cargoes can be intense and depends on price, location, size, age, condition and the acceptability of the vessel and its managers to the charterers.  Competitors with greater resources could enter and operate larger and better fleets that offer better prices than ours.

Future dividends are subject to the discretion of our Board of Directors; dividends and share repurchases are limited under our credit facilities.

Our declaration and payment of dividends is subject to legally available funds, compliance with law and contractual obligations and our Board of Directors’ determination that each declaration and payment is in the best interest of the Company and our shareholders.  Our policy may change in the future, and we have no legal obligation to continue paying dividends at the same rate or at all.

Under the terms of our credit facilities, our payment of dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn.  The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors.  The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus or while a company is insolvent or would be rendered insolvent by such a payment or repurchase.

We may incur other expenses or liabilities that would reduce or eliminate cash available for dividends.  We may also enter into agreements or the Marshall Islands or another jurisdiction may adopt laws or regulations that further restrict our ability to pay dividends.  If we decrease, suspend or terminate our dividends, our stock price may decline.

We may not be able to grow or effectively manage our growth, which could cause us to incur additional indebtedness and other liabilities.

Our future growth depends on a number of factors, some of which we cannot control.  These factors include our ability to identify vessels for acquisition; consummate acquisitions or establish joint ventures on favorable terms; integrate acquired vessels successfully with our existing operations; expand our customer base; and obtain required financing for our existing and new operations. Currently, there is no availability under our existing credit facilities. These limitations place significant restrictions on financing that we could use for our growth.

We currently maintain all of our cash and cash equivalents with five financial institutions, which causes credit risk.

We currently maintain all of our cash and cash equivalents with four financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions

As a holding company, we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

As a holding company, we have no significant assets other than the equity interests in our wholly owned subsidiaries.  As a result, our ability to satisfy our financial obligations and to pay dividends depends on the ability of our subsidiaries, which are all directly or indirectly wholly owned, to distribute funds to us.  In turn, the ability of our subsidiaries to make dividend payments to us depends on their results of operations.

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

If we cannot obtain certain reports as to the effectiveness of our internal control over financial reporting, it could result in a decrease in the value of our common stock.

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

We are insured against tort claims and some contractual claims (including claims related to environmental damage and pollution) through memberships in protection and indemnity associations or clubs, or P&I associations.  A P&I association provides mutual insurance based on the aggregate tonnage of a member’s vessels entered into the association. Claims are paid through the aggregate premiums of all members, although members remain subject to calls for additional funds if the aggregate premiums are insufficient to cover claims submitted to the association. Claims submitted to the association may include those incurred by members of the association, as well as claims submitted to the association from other P&I associations with which our P&I association has entered into interassociation agreements. The P&I associations to which we belong might not remain viable, or we may become subject to funding calls that could adversely affect us.

We also carry hull and machinery insurance and war risk insurance for our fleet. We also currently maintain insurance against loss of hire, which covers business interruptions that result in the loss of use of a vessel.  We may not be able to renew our insurance policies on commercially reasonable terms, or at all, in the future.  In addition, our insurance may be voidable by the insurers as a result of certain of our actions.  Further, our insurance policies may not cover all losses that we incur, and disputes over insurance claims could arise with our insurance carriers.  Any claims covered by insurance would be subject to deductibles.  In addition, our insurance policies are subject to limitations and exclusions, which may increase our costs or lower our revenues. Any uninsured or underinsured loss could harm our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

We will qualify for the Section 883 exemption if, among other things, (i) our stock is treated as primarily and regularly traded on an established securities market in the U.S. (the “publicly traded test”), or (ii) we satisfy the qualified shareholder test or (iii) we satisfy the controlled foreign corporation test (the “CFC test”).  Under applicable Treasury Regulations, the publicly-traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of our stock (which we sometimes refer to as “5% shareholders”), together own 50% or more of our stock (by vote and value) for more than half the days in such year (the “five percent override rule”), unless an exception applies. A foreign corporation satisfies the qualified shareholder test if more than 50% of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation’s taxable year by one or more “qualified shareholders.” A qualified shareholder includes a foreign corporation that, among other things, satisfies the publicly traded test. A foreign corporation satisfies the CFC test if it is a “controlled foreign corporation” and one or more qualified U.S. persons own more than 50% of the total value of all the outstanding stock.

Based on the ownership and trading of our stock in 2020 and 2019, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2020 and 2019. If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation income tax”). We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2021 or future taxable years. In fact, we did not qualify for the Section 883 exemption in 2017. Refer to Note 2 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

To the extent Genco's U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, currently imposed at a 21% rate. In addition, Genco may be subject to a 30% "branch profits" tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business. Shipping income is generally sourced 100% to the U.S. if attributable to transportation exclusively between U.S. ports (Genco is prohibited from conducting such voyages), 50% to the U.S. if attributable to transportation that begins or ends, but does not both begin and end, in the U.S. and otherwise 0% to the U.S.

Genco's U.S. source shipping income would be considered effectively connected income only if (i) Genco has,

or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income; and (ii) substantially all of Genco's U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

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

If Genco qualifies for the Section 883 exemption in respect of its shipping income, gain from the sale of a vessel likewise should be exempt from tax under Section 883 of the Code. If, however, Genco's shipping income does not qualify for the Section 883 exemption, and assuming that any gain derived from the sale of a vessel is attributable to Genco's U.S. office, as Genco believes would likely be the case, such gain would likely be treated as effectively connected income (determined under rules different from those discussed above) and subject to the net income and branch profits tax regime described above.

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

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of pronouncements by the U.S. Internal Revenue Service (which we sometimes refer to as the “IRS”), concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, there is also legal authority, consisting of case law, which characterizes time charter income as rental income rather than services income for other tax purposes.

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

Because we generate all of our revenues in U.S. dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could hurt our business.

We generate all of our revenues in U.S. dollars, but we may incur drydocking costs, voyage expenses (such as port costs), special survey fees and other expenses in other currencies.  If our expenditures on such costs and fees were significant, and the U.S. dollar were weak against such currencies, our business, results of operations, cash flows, financial condition and ability to pay dividends could be adversely affected.

Legislative action relating to taxation could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, treaties or regulations or the interpretation or enforcement thereof by any tax authority. We cannot predict the outcome of any specific legislative proposals.

RISK FACTORS RELATED TO OUR COMMON STOCK

Certain shareholders own large portions of our common stock, which may limit your ability to influence our actions.

Certain shareholders currently hold significant percentages of our common stock. As of February 24, 2021, affiliates of Centerbridge Partners, L.P. owned approximately 22% and affiliates of Apollo Global Management owned approximately 11% of our common stock. Such holders can influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may delay, defer, or prevent a change in control, merger, takeover, or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn adversely affect the market price of our common stock.

Because we are a foreign corporation, you may not have the same rights or protections that a shareholder in a U.S. corporation may have.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law and may make it more difficult for our shareholders to protect their interests.  Our corporate affairs are governed by our amended and restated articles of incorporation and by-laws and the Marshall Islands Business Corporations Act, or BCA.  The provisions of the BCA resemble provisions of the corporation laws of a number of states in the U.S., and the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions. However, the rights and fiduciary responsibilities of directors and shareholder rights under Marshall Islands law are not as clearly established as the rights and fiduciary responsibilities of directors in certain U.S. jurisdictions, and there have been few judicial cases in the Marshall Islands interpreting the BCA. As a result, it may be difficult for our shareholders to protect their interests.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of a large number of shares in the market or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds.

We entered into a registration rights agreement that provides parties who received 10% or more of our common stock in our reorganization with demand and piggyback registration rights. This agreement was amended and restated in connection with our $125 million equity raise and currently covers shares issued to Centerbridge and Apollo. We entered into an additional registration rights agreement that required us to file a resale registration statement that became effective on January 18, 2017 with respect to the resale of 27,061,856 shares of our common stock.

Since December 2020, affiliates of Strategic Value Partners LLC, formerly one of our largest shareholders, have reported sales of approximately 6.7 million of our shares; affiliates of Centerbridge Partners, L.P. have reported sales of approximately 1.3 million of our shares; and affiliates of Apollo Global Management have reported sales of approximately 1.0 million of our shares.  Our shareholders may continue to sell significant volumes of our shares.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all or which may dilute our common stock or adversely affect its market price.

We may require additional capital to expand our business and increase revenues, add liquidity in response to negative economic conditions, meet unexpected liquidity needs, and reduce our outstanding debt. To the extent our existing capital and borrowing capabilities are insufficient, we will need to raise additional funds through debt or equity financings, including offerings of our common stock, securities convertible into our common stock, or rights to acquire our common stock or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences, and privileges that are senior to those of our common stock. To the extent that an existing shareholder does not purchase shares of voting stock, that shareholder’s interest in our company will be diluted, representing a smaller percentage of the vote in our Board of Directors’ elections and other shareholder decisions. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

Volatility in the market price and trading volume of our common stock could adversely impact its trading price.

The market price of our common stock, could fluctuate significantly for many reasons, such as reports by industry analysts, investor perceptions or negative announcements by our competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would adversely impact the value of your shares of common stock.

Provisions of our articles of incorporation and by-laws may have anti-takeover effects which could adversely affect the market price of our common stock.

Several provisions of our articles of incorporation and by-laws are intended to avoid costly takeover battles, lessen our vulnerability to a hostile change of control and enhance the ability of our Board of Directors to maximize shareholder value in connection with any unsolicited offer to acquire our company.  However, these provisions could also discourage, delay or prevent (1) the merger or acquisition of our company through a tender offer, a proxy contest or otherwise that a shareholder may consider in its best interest and (2) the removal of incumbent officers and directors.

Election and Removal of Directors.

Our articles of incorporation prohibit cumulative voting in the election of directors.  Our by-laws require parties other than the board of directors to give advance written notice of nominations for the election of directors.  These provisions may discourage, delay or prevent the removal of incumbent officers and directors.

Limited Actions by Shareholders.

Our articles of incorporation and our by-laws provide that any action required or permitted to be taken by our shareholders must be effected at an annual or special meeting of shareholders or by our shareholders’ unanimous written consent.  Our articles of incorporation and our by-laws provide that, subject to certain exceptions, our Chairman, President, or Secretary at the direction of the Board of Directors or our Secretary at the request of one or more shareholders that hold in the aggregate at least a majority of our outstanding shares entitled to vote may call special meetings of shareholders. The business transacted at the special meeting is limited to the purposes stated in the notice.

Advance Notice Requirements for Shareholder Proposals and Director Nominations.

Our by-laws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary.  Generally, the notice must be received at our principal executive offices not less than 120 days nor more than 150 days before the anniversary date of the immediately preceding annual meeting of shareholders.  Our by-laws also specify requirements as to the form and content of a shareholder’s notice.  These provisions may impede a shareholder’s ability to bring matters before or nominate directors at an annual meeting of shareholders.

It may not be possible for our investors to enforce U.S. judgments against us.

We and most of our subsidiaries are organized in the Marshall Islands.  Substantially all of our assets and those of our subsidiaries are located outside the U.S.  As a result, it may be difficult or impossible for U.S. shareholders to serve process within the U.S. upon us or to enforce judgment upon us for civil liabilities in U.S. courts.  You should not assume that courts in the countries in which we are incorporated or where our assets are located (1) would enforce judgments of U.S. courts obtained in actions against us based upon the civil liability provisions of applicable U.S. federal and state securities laws or (2) would enforce, in original actions, liabilities against us based upon these laws.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and expose us to liability.

We rely on information technology systems, some of which are managed by third parties, to process, transmit, and store information and manage or support a variety of business processes and activities. We also collect and store certain data, including proprietary business information and customer and employee data. Despite our cybersecurity measures, our information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events, which could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business.

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

Future minimum rental payments on the above lease for the next five years are as follows:  $2.2 million annually for 2021 through 2022, $2.4 million for 2023, $2.5 million for 2024 and $1.8 million for 2025

On June 14, 2019, we entered into a sublease agreement for a portion of this leased space for our main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025.  There was a free base rental period for the first four and a half months commencing on July 26, 2019.  Following the expiration of the free base rental period, the monthly base sublease income is $0.1 million per month until September 29, 2025.

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

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any legal proceedings that we believe are likely to have, or have had a significant effect on our business, financial position, results of operations or cash flows, nor are we aware of any proceedings that are pending or threatened which we believe are likely to have a significant effect on our business, financial position, results of operations or liquidity.  From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims.  We expect that these claims would be covered by insurance, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”

As of February 24, 2021, there were approximately 15 holders of record of our common stock.

Our Board of Directors adopted a quarterly dividend policy following the third quarter of 2019 to pay a dividend of $0.175 per share, and the first quarterly dividend under this policy was announced on November 6, 2019, together with a special dividend of $0.325 per share.  In light of market weakness and heightened economic uncertainty as a result of the COVID-19 pandemic, in May 2020, our Board of Directors determined following its quarterly review that it would be prudent to reduce our regular quarterly dividend for each quarter of 2020 to $0.02 per share beginning in the first quarter of 2020 in order to support our balance sheet and liquidity position and better position us for an eventual economic recovery. Our Board expects to reassess the payment of dividends as appropriate from time to time. Our declaration and payment of dividends is subject to a number of conditions and restrictions as described below.  Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with law and contractual obligations and our Board of Directors’ determination that each declaration and payment is in the best interest of the Company and our shareholders.

For a discussion of restrictions applicable to our payment of dividends, please see “Liquidity and Capital Resources—Dividends” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues:
Voyage revenues	$355,560	$389,496	$367,522	$209,698	$133,246
Service revenues	—	—	—	—	2,340
Total revenues	$355,560	$389,496	$367,522	$209,698	$135,586

Operating Expenses:
Voyage expenses	156,985	173,043	114,855	25,321	13,227
Vessel operating expenses	87,420	96,209	97,427	98,086	113,636
Charter hire expenses	10,307	16,179	1,534	—	—
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,026, $2,057, $2,231, $4,053 and $20,680, respectively)	21,266	24,516	23,141	22,190	45,174
Technical management fees	6,961	7,567	8,000	7,659	8,932
Depreciation and amortization	65,168	72,824	68,976	71,776	76,330
Other operating income	—	—	—	—	(960)
Impairment of vessel assets	208,935	27,393	56,586	21,993	69,278
Loss (gain) on sale of vessels	1,855	168	(3,513)	(7,712)	(3,555)

Total operating expenses	558,897	417,899	367,006	239,313	322,062

Operating (loss) income	(203,337)	(28,403)	516	(29,615)	(186,476)
Other expense	(22,236)	(27,582)	(33,456)	(29,110)	(30,300)

Loss before reorganization items, net	(225,573)	(55,985)	(32,940)	(58,725)	(216,776)
Reorganization items, net	—	—	—	—	(272)

Net loss before income taxes	(225,573)	(55,985)	(32,940)	(58,725)	(217,048)
Income tax expense	—	—	—	—	(709)
Net loss	$(225,573)	$(55,985)	$(32,940)	$(58,725)	$(217,757)
Net loss per share - basic (1)	$(5.38)	$(1.34)	$(0.86)	$(1.71)	$(30.03)
Net loss per share - diluted (1)	$(5.38)	$(1.34)	$(0.86)	$(1.71)	$(30.03)
Weighted average common shares outstanding - Basic (1)	41,907,597	41,762,893	38,382,599	34,242,631	7,251,231
Weighted average common shares outstanding - Diluted (1)	41,907,597	41,762,893	38,382,599	34,242,631	7,251,231

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash, including restricted cash	$179,679	$162,249	$202,761	$204,946	$169,068
Total assets	1,232,809	1,528,892	1,627,470	1,520,959	1,568,960
Total debt (current and long-term, net of deferred financing costs)	439,575	482,730	535,148	515,392	513,020
Total equity	744,994	978,428	1,053,307	975,027	1,029,699
Other Data:
(U.S. dollars in thousands)

Net cash provided by (used in) operating activities	$36,896	$59,526	$65,907	$24,071	$(52,307)
Net cash provided by (used in) investing activities (3)	37,439	(22,849)	(195,375)	17,405	25,051
Net cash (used in) provided by financing activities	(56,905)	(77,189)	127,283	(5,598)	55,435

EBITDA (2)	$(139,020)	$44,699	$65,326	$41,997	(112,469)

(1)	On July 7, 2016, we completed a one-for-ten reverse stock split with no change in par value per share. The authorized shares of the common stock were not adjusted. All common share and per share amounts of the Company prior to July 7, 2016 have retroactively adjusted to reflect the reverse stock split.

(2)	EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e. non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net loss for each of the periods presented above:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Net loss	$(225,573)	$(55,985)	$(32,940)	$(58,725)	$(217,757)
Net interest expense	21,385	27,860	29,290	28,946	28,249
Income tax expense	—	—	—	—	709
Depreciation and amortization	65,168	72,824	68,976	71,776	76,330

EBITDA (2)	$(139,020)	$44,699	$65,326	$41,997	$(112,469)

(3)	In the first quarter of 2017, the Company adopted ASU 2016-18, which requires the Company to show the changes in the total cash, cash equivalents and restricted cash in the statement of cash flows. Changes in restricted cash were previously recorded as an investing cash inflow or outflow. The adoption of ASU 2016-18 resulted in a change in net cash provided by (used in) investing activities of $15.9 million during the year ended December 31, 2016.

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

The MD&A generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 27, 2020.

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  After the sale of two of our Supramax vessels, our fleet will consist of 39 drybulk carriers, including 17 Capesize drybulk carriers, nine Ultramax drybulk carriers, and thirteen Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,315,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 10.1 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter and spot market voyage charters that expire (assuming the option periods in the time charters are not exercised) between February 2021 and June 2021.

See pages 3 - 4 for a table of our current fleet.

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

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In particular, earlier in 2020, the COVID-19 pandemic resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities. The pandemic resulted in a 6.8% contraction in China’s GDP during the first quarter of 2020, with the most significant impact occurring in January and February. Since March, China’s economy has substantially improved, as various economic indicators such as fixed asset investment and industrial production rose as compared to the previous months of the year, which led to GDP growth of 3.2%, 4.9% and 6.5% during the second, third and fourth quarters of 2020, respectively. However, economic activity levels in regions outside of China declined significantly beginning in the first quarter of 2020 and continuing into the second quarter of the year due to various forms of nationwide shutdowns being imposed to prevent the spread of COVID-19. India, Japan, Europe and the U.S., which are important drivers of demand for drybulk trade, have seen meaningful contractions in economic output in the year to date. Several economies around the world gradually eased measures taken earlier in 2020 resulting in improved activity levels from earlier year lows. The impact of the economic contraction remains highly dependent on the trajectory of COVID-19 and the timing of wide-scale vaccine distribution, which remains uncertain.

While global economic activity levels, led by China, have improved, the outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by governments around the world in response to it. Drybulk commodities that are closely tied to global GDP growth, such as coal and various minor bulk cargoes, experienced reduced trade flows in 2020 due to lower end user demand resulting from a decline in global economic activity. As countries worldwide gradually reopened their respective economies in mid-2020, trade flows and demand for raw materials increased, particularly during the second half of 2020. Drybulk spot freight rates increased off of the year to date lows towards the end of the second quarter and remained firm in the second half of 2020. During the fourth quarter of 2020 and early 2021, there has been a resurgence of the virus in some European countries and the U.S. that may impact the sustainability of this recovery in addition to drybulk specific seasonality described in further detail below.

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

The COVID-19 pandemic and measures to contain its spread thus have negatively impacted and could continue to impact regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These impacts may continue or become more severe. Although we have successfully completed a number of crew changes over the course of the pandemic to date, additional crew changes could remain challenging due to COVID-19 related factors. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.

U.S.-China Trade Dispute

Over the course of 2018 and 2019, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of agricultural products, including soybeans, from the U.S.  Peak North American grain season historically ramps up during the fourth quarter and extends into the early first quarter of the following year. In recent months, China has purchased large amounts of agricultural products that are transported on drybulk vessels which has helped support freight rates for the mid-sized and smaller vessel classes. It remains to be seen the stance the new U.S. administration will take towards China as well as any previously agreed upon trade deals. Any deterioration in the trading relationship or a re-escalation of protectionist measures taken between these countries or others could lead to reduced volumes of drybulk trade.

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

Vessel Sales and Acquisitions

On December 17, 2020, we entered into an agreement to acquire three modern, eco Ultramax vessels in exchange for six of our older Handysize vessels. The Genco Magic, a 2014-built Ultramax vessel, and the Genco Vigilant and the Genco Freedom, both 2015-built Ultramax vessels, were delivered to the Company on December 23, 2020, January 28, 2021 and February 20, 2021, respectively. We delivered the Genco Ocean, Baltic Cove and Baltic Fox, all 2010-built Handysize vessels, and the Genco Spirit, Genco Avra and Genco Mare, all 2011-built Handysize vessels, on December 29, 2020, January 30, 2021, February 2, 2021, February 15, 2021, February 21, 2021 and February 24, 2021, respectively.

During 2020, we completed the sale of nine of our vessels, including the Genco Ocean as noted above, and have entered into agreements to sell ten additional vessels, including the remaining five Handysize vessels noted above. Of the additional five vessels we have entered into agreements to sell, excluding the five Handysize vessels noted above, we have completed the sale of three vessels during January and February 2021. Three vessels were classified as held for sale as of December 31, 2020 and the five Handysize vessels were classified as held for exchange as of December 31, 2020. During 2019, we completed the sale of four vessels, one of which was classified as held for sale as of December 31, 2018. We will continue to seek opportunities to renew our fleet going forward.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2020 and 2019 on a consolidated basis.

	For the Years Ended
	December 31,		Increase
	2020	2019	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	6,222.0	6,205.0	17.0	0.3%
Panamax	64.8	736.6	(671.8)	(91.2)%
Ultramax	2,204.0	2,190.0	14.0	0.6%
Supramax	7,176.0	7,300.0	(124.0)	(1.7)%
Handymax	—	—	—	—%
Handysize	3,290.0	4,590.9	(1,300.9)	(28.3)%

Total	18,956.8	21,022.5	(2,065.7)	(9.8)%

Chartered-in days (2)
Capesize	—	227.3	(227.3)	(100.0)%
Panamax	—	—	—	—%
Ultramax	557.1	128.5	428.6	333.5%
Supramax	567.2	658.7	(91.5)	(13.9)%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	77.4	293.9	(216.5)	(73.7)%

Total	1,216.2	1,325.8	(109.6)	(8.3)%

Available days (owned & chartered-in fleet) (3)
Capesize	6,158.2	5,573.9	584.3	10.5%
Panamax	64.4	732.0	(667.6)	(91.2)%
Ultramax	2,657.5	2,299.3	358.2	15.6%
Supramax	7,443.1	7,547.4	(104.3)	(1.4)%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	3,298.2	4,824.9	(1,526.7)	(31.6)%

Total	19,635.9	20,994.9	(1,359.0)	(6.5)%

Available days (owned fleet) (4)
Capesize	6,158.2	5,346.6	811.6	15.2%
Panamax	64.4	732.0	(667.6)	(91.2)%
Ultramax	2,100.4	2,170.8	(70.4)	(3.2)%
Supramax	6,875.9	6,888.7	(12.8)	(0.2)%
Handymax	—	—	—	—%
Handysize	3,220.8	4,531.0	(1,310.2)	(28.9)%

Total	18,419.7	19,669.1	(1,249.4)	(6.4)%

Operating days (5)
Capesize	6,093.0	5,525.4	567.6	10.3%
Panamax	60.1	697.0	(636.9)	(91.4)%
Ultramax	2,642.8	2,240.1	402.7	18.0%
Supramax	7,338.1	7,413.2	(75.1)	(1.0)%
Handymax	14.5	17.4	(2.9)	(16.7)%
Handysize	3,055.9	4,695.8	(1,639.9)	(34.9)%

Total	19,204.4	20,588.9	(1,384.5)	(6.7)%

	For the Years Ended
	December 31,		Increase
	2020	2019	(Decrease)	% Change

Fleet utilization (6)
Capesize	98.2%	98.4%	(0.2)%	(0.2)%
Panamax	92.7%	94.6%	(1.9)%	(2.0)%
Ultramax	99.3%	97.4%	1.9%	2.0%
Supramax	97.6%	97.3%	0.3%	0.3%
Handymax	100.0%	100.0%	—%	—%
Handysize	92.2%	97.3%	(5.1)%	(5.2)%

Fleet average	97.1%	97.5%	(0.4)%	(0.4)%

	For the Years Ended
	December 31,		Increase
	2020	2019	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$14,977	$13,181	$1,796	13.6%
Panamax	4,948	10,397	(5,449)	(52.4)%
Ultramax	10,320	10,994	(674)	(6.1)%
Supramax	7,957	8,939	(982)	(11.0)%
Handymax	—	—	—	—%
Handysize	5,987	8,157	(2,170)	(26.6)%

Fleet average	10,221	10,182	39	0.4%
Major bulk vessels	14,977	13,181	1,797	13.6%
Minor bulk vessels	7,832	9,063	(1,231)	(13.6)%

Daily vessel operating expenses (8)
Capesize	$5,106	$5,076	$30	0.6%
Panamax	3,290	4,621	(1,331)	(28.8)%
Ultramax	4,606	4,665	(59)	(1.3)%
Supramax	4,456	4,474	(18)	(0.4)%
Handymax	—	—	—	—%
Handysize	3,994	4,016	(22)	(0.5)%

Fleet average	4,612	4,576	36	0.8%
(1)	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2)	Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third party vessels.

(3)	Available days (owned and chartered-in fleet). We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4)	Available days (owned fleet). We define available days for the owned fleet as available days less chartered-in days.

(5)	Operating days. We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(6)	Fleet utilization. We calculate fleet utilization as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.

(7)	Time Charter Equivalent (“TCE”). We define TCE rates as our voyage revenues less voyage expenses and charter-hire expenses, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Years Ended		For the Years Ended		For the Years Ended
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Voyage revenues (in thousands)	$355,560	$389,496	$164,813	$151,408	$190,747	$238,088
Voyage expenses (in thousands)	156,985	173,043	72,577	75,339	84,408	97,704
Charter hire expenses (in thousands)	10,307	16,179	3	5,598	10,304	10,581
	188,268	200,274	92,233	70,471	96,035	129,803
Total available days for owned fleet	18,420	19,669	6,158	5,347	12,262	14,323
Total TCE rate	$10,221	$10,182	$14,977	$13,181	$7,832	$9,063
(8)	Daily vessel operating expenses. We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following tables represent the operating data and certain balance sheet and other data as of and for the years ended December 31, 2020 and 2019 on a consolidated basis.

	For the Years Ended December 31,
	2020	2019	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$355,560	$389,496	$(33,936)	(8.7)%

Total revenues	355,560	389,496	(33,936)	(8.7)%

Operating Expenses:
Voyage expenses	156,985	173,043	(16,058)	(9.3)%
Vessel operating expenses	87,420	96,209	(8,789)	(9.1)%
Charter hire expenses	10,307	16,179	(5,872)	(36.3)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,026 and $2,057, respectively)	21,266	24,516	(3,250)	(13.3)%
Technical management fees	6,961	7,567	(606)	(8.0)%
Depreciation and amortization	65,168	72,824	(7,656)	(10.5)%
Impairment of vessel assets	208,935	27,393	181,542	662.7%
Loss on sale of vessels	1,855	168	1,687	1,004.2%

Total operating expenses	558,897	417,899	140,998	33.7%

Operating loss	(203,337)	(28,403)	(174,934)	615.9%
Other expense	(22,236)	(27,582)	5,346	(19.4)%

Net loss	(225,573)	(55,985)	(169,588)	302.9%

Net loss per share - basic	$(5.38)	$(1.34)	$(4.04)	301.5%
Net loss per share - diluted	$(5.38)	$(1.34)	$(4.04)	301.5%
Weighted average common shares outstanding - basic	41,907,597	41,762,893	144,704	0.3%
Weighted average common shares outstanding - diluted	41,907,597	41,762,893	144,704	0.3%

	For the Years Ended December 31,
	2020	2019	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$179,679	$162,249	$17,430	10.7%
Total assets	1,232,809	1,528,892	(296,083)	(19.4)%
Total debt (current and long-term, net of deferred financing fees)	439,575	482,730	(43,155)	(8.9)%
Total equity	744,994	978,428	(233,434)	(23.9)%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by operating activities	$36,896	$59,526	$(22,630)	(38.0)%
Net cash provided by (used in) investing activities	37,439	(22,849)	60,288	(263.9)%
Net cash used in financing activities	(56,905)	(77,189)	20,284	(26.3)%

EBITDA (1)	$(139,020)	$44,699	$(183,719)	(411.0)%
(1)	EBITDA represents net loss plus net interest expense, taxes and depreciation and amortization. Refer to page 40 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income attributable to Genco Shipping & Trading for each of the periods presented above.

Results of Operations

VOYAGE REVENUES-

Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate, the type of fixture our vessels are chartered on (spot market voyage charters or fixed rate time charters), and the amount of daily charterhire or freight rates that our vessels earn, that, in turn, are affected by a number of factors, including:

●	the duration of our charters;

●	our decisions relating to vessel acquisitions and disposals;

●	the amount of time that we spend positioning our vessels;

●	the amount of time that our vessels spend in drydock undergoing repairs;

●	maintenance and upgrade work;

●	the age, condition and specifications of our vessels;

●	levels of supply and demand in the drybulk shipping industry; and

●	other factors affecting spot market charter rates for drybulk carriers.

During 2020, voyage revenues decreased by $33.9 million, or 8.7%, to $355.6 million as compared to $389.5 million during 2019. The decrease in voyage revenues was primarily due to the operation of fewer vessels in our fleet. During the first half of 2020, drybulk seasonal factors such as the timing of newbuilding deliveries, the Lunar New Year holiday celebration in China and weather-related cargo disruptions impacted the drybulk freight rate environment. These factors were further accentuated by the onset of COVID-19 and subsequent reactions to prevent its spread taken by various countries essential to drybulk trade flows. In mid-2020, a gradual reopening of economies contributed to increased trade flows and a firm freight rate environment during the second half of 2020 as compared to the first half of the year. During the second half of 2020, the economic recovery in China resulted in record volumes of seaborne iron ore imports to fuel all-time high steel production and replenish low inventory levels. This demand was aided by improved Brazilian iron ore exports, which has been constrained earlier in the year due to poor weather conditions and operational challenges from the Brumadinho dam collapse in January 2019.

The average Time Charter Equivalent (“TCE”) rate of our overall fleet increased marginally by 0.4% to $10,221 a day during 2020 from $10,182 a day during 2019. The TCE for our major bulk vessels increased by 13.6% from $13,181 a day during 2019 to $14,977 a day during 2020. This increase was primarily a result of additional drydocking days during 2019 as a result of the installation of scrubbers on our Capesize vessels. The TCE for our minor bulk vessels decreased by 13.6% from $9,063 a day during 2019 to $7,832 a day during 2020 primarily a result of lower rates achieved by our Panamax and Handysize vessels, as well as offhire days associated with COVID-19 delays during 2020 and delays in the completion of the sale of the Baltic Breeze and Genco Bay during the third quarter of 2020.

The overall uncertainty surrounding the impact of COVID-19 on our business, together with reduced economic activity and in turn trade flows, could continue to negatively impact the revenue generated by our vessels. While we believe that the gradual reopening of economies affected by COVID-19 has begun to lead to increased global trade flows and a rise in drybulk shipping rates, the sustainability of the recovery cannot be predicted and could be affected by a resurgence of the virus and the timing of wide-scale vaccine distribution. Furthermore, deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation due to various travel and port restrictions related to COVID-19, resulted in days in 2020 in which our vessels were unable to earn revenue and may continue to do so.

For 2020 and 2019, we had ownership days of 18,956.8 days and 21,022.5 days, respectively.  The decrease in ownership days is primarily due to the sale of four vessels during 2019 and nine vessels during 2020 partially offset by the delivery of one vessel during 2020. Fleet utilization decreased marginally from 97.5% during 2019 to 97.1% during 2020.

Please see pages 6 - 7 for a table that sets forth information about the current employment of the vessels in our fleet.

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

Due to various travel and port restrictions relating to COVID-19 and our strong emphasis on maintaining the health and safety of both our on-signing and off-signing crew members, we experienced increased deviation time for certain of our vessels to undertake crew rotations during the third and fourth quarter of 2020. As such, we have experienced higher voyage expenses for certain crew changes that we have completed, which we expect to continue as a result of COVID-19 restrictions imposed by various counties. These increased voyage expenses are due to the incremental fuel consumption of deviating to certain ports on which we would ordinarily not call during a typical voyage.

As a result of installing scrubbers on all of our 17 Capesize vessels, which accounted for approximately 50% of our fleet’s fuel consumption in 2020, we realized significant fuel cost savings during 2020. The amount of savings we realize, and the amount of time in which we would recover our investment in scrubbers, depends on the spread between high sulfur and low sulfur fuel. The spread between these two fuel types is currently approximately $130 per metric ton, and was as high as $361 per metric ton and as low as $47 per metric ton during 2020.

Voyage expenses were $157.0 million and $173.0 million during 2020 and 2019, respectively. This decrease was primarily due to the operation of fewer vessels during 2020, as well as a decrease in bunker consumption.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $8.8 million from $96.2 million during 2019 to $87.4 million during 2020. This decrease was primarily due to fewer owned vessels during 2020 as compared to 2019.

Average daily vessel operating expenses for our fleet increased marginally by $36 per day from $4,576 per day during 2019 as compared to $4,612 in 2020.  The increase in daily vessel operating expenses was predominantly due to higher crew related expenses, partially offset by lower drydocking related expenditures. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the year ended December 31, 2020 were $22 above the weighted-average budgeted rate of $4,590 per vessel per day.

Restrictions on crew rotations led to a temporary decline in crewing related expenses of approximately $1 million during the first half of 2020. However, such costs began to increase in June 2020, reaching their highest level during the third quarter of 2020. Although we have completed a significant number of crew rotations, we still expect higher costs related to crew rotations surrounding COVID-19 restrictions. Travel and port restrictions together with promoting the health of the on-signing crew boarding the ship while the off-signing crew gets home safely have all been increasing challenges that shipowners are facing globally. As crew members worldwide have in many cases, including on certain of our vessels, exceeded the duration of their contracts there is an increased urgency to work towards completing more crew rotations in the coming months. Given this urgency, since June 2020, certain of these crew rotations have led to and could continue to lead to additional deviation time of our vessels as well as unbudgeted expenses due to testing, PPE, quarantine periods and higher than normal travel expenses due to increased airfare costs.

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

Based on our management’s estimates and budgets provided by our technical manager for our fleet, we expect our vessels to have average daily vessel operating expenses during 2021 of:

Average Daily
Vessel Type	Budgeted Amount
Capesize	$5,390
Ultramax	4,825
Supramax	4,620

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $5,000 during 2021, reflecting our exit from the smaller, Handysize vessels and the greater weighting of our fleet towards Capesize vessels as well as an anticipated increase in COVID-19 related expenses, as well as higher crew costs and stores. The potential impacts of COVID-19 are beyond our control and are difficult to predict due to uncertainties surrounding the pandemic.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $5.9 million from $16.2 million during 2019 to $10.3 million during 2020.  The decrease was primarily due to fewer chartered-in days, as well as the chartering in of smaller class vessels during 2020 as compared to 2019.

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

General and administrative expenses decreased by $3.3 million from $24.5 million during 2019 to $21.3 million during 2020. The decrease was primarily due to lower office rent and administrative expenses, as well as lower travel expenses and legal and professional fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For the years ended December 31, 2020 and 2019, technical management fees were $7.0 million and $7.6 million, respectively.  The decrease was a result of fewer owned vessels during 2020 as compared to 2019.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years and we estimate the residual value by taking the estimated scrap value of $310 per lightweight ton multiplied by the weight of the ship in lightweight tons.

Depreciation and amortization expenses decreased by $7.7 million from $72.8 million during 2019 to $65.2 million during 2020. This decrease was primarily due to a decrease in depreciation for the twelve vessels that were sold during the fourth quarter of 2019 and 2020, as well as a decrease in depreciation for certain vessels in our fleet that were impaired during 2020. These decreases were partially offset by an increase in depreciation expense related to scrubber additions for our Capesize vessels.

IMPAIRMENT OF VESSEL ASSETS-

During 2020 and 2019, we recorded $208.9 million and $27.4 million of impairment of vessel assets, respectively. During 2020, we recorded impairment losses for 20 of our Supramax vessels and ten of our Handysize vessels. During 2019, we recorded impairment losses for three of our Handysize vessels and two of our Panamax vessels.

Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

LOSS ON SALE OF VESSELS-

During 2020, we recorded a $1.9 million net loss on sale of vessels related primarily to the sale of the Genco Charger, Genco Thunder, Baltic Wind, Baltic Breeze, Genco Bay, Baltic Jaguar, Genco Loire, Genco Normandy and Genco Ocean. During 2019, we recorded a $0.2 million net loss on sale of vessels related primarily to the sale of the Genco Challenger, Genco Champion and Genco Raptor, which was largely offset by a net gain related to the sale of the Genco Vigour.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $6.5 million to $21.4 million during 2020 as compared to $27.9 million during 2019.  Net interest expense during the years ended December 31, 2020 and 2019 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease is primarily due to a $9.5 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt. This was offset by a $3.1 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts. Refer to Note 7 — Debt in the Consolidated Financial Statements for information regarding our credit facilities.

IMPAIRMENT OF RIGHT-OF-USE ASSET –

During 2019, we recognized $0.2 million of impairment charges on our operating lease right-of-use asset in accordance with ASC 360.  Refer to Note 13 — Leases in our Consolidated Financial Statements for further information.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $143.9 million as of December 31, 2020, which compares to a minimum liquidity requirement under our credit facilities of approximately $34 million as of the date of this report. Given quarterly amortization payments of $20.2 million which began on December 31, 2020 under our credit facilities, anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”), as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic or other causes, then our cash resources may decline to a level that may put at risk our ability to service timely our debt and capital expenditure commitments.

Our credit facilities contain collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. Outstanding borrowings under our revolving credit facility, which total $21.2 million as of December 31, 2020, make it more difficult to satisfy the collateral maintenance requirement under our $133 Million Credit Facility. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

We entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018 and originally allowed borrowings of up to $460 million. On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility that provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of the Company’s Capesize vessels. On June 5, 2020, we entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days. On December 17, 2020, we entered into an amendment to the $495 Million Credit Facility that allowed us to enter into a vessel transaction in which we agreed to acquire three modern Ultramax vessels in exchange for six of our older Handysize vessels.

We entered into the $133 Million Credit Facility on August 14, 2018, which was initially used to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018 and originally allowed borrowings of up to $108 million. On June 11, 2020, we entered into an amendment to the $133 Million Credit Facility that provides us with a $25 million revolving credit facility to be used for general corporate and working capital purposes. Refer to Note 7 — Debt in our Consolidated Financial Statements.

As of December 31, 2020, we were in compliance with all financial covenants under the $495 Million Credit facility and the $133 Million Credit Facility.

Dividends

Our Board of Directors adopted a quarterly dividend policy following the third quarter of 2019 to pay a dividend of $0.175 per share. In light of market weakness and heightened economic uncertainty as a result of the COVID-19 pandemic, in May 2020, our Board of Directors determined following its quarterly review that it would be prudent to reduce our regular quarterly dividend beginning in the first quarter of 2020 to $0.02 per share in order to support our balance sheet and liquidity position and better position us for an eventual economic recovery. Furthermore, our Board of Directors determined to maintain this dividend level for the fourth quarter of 2020, as we announced a quarterly dividend of $0.02 per share on February 24, 2021. Our Board expects to reassess the payment of dividends as appropriate from time to time. Our declaration and payment of dividends is subject to a number of conditions and restrictions as described below.

 On November 5, 2019, we entered into amendments with our lenders to the dividend covenants of the credit agreements for our $495 Million Credit Facility and our $133 Million Credit Facility.  Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn. As of December 31, 2020, we had unrestricted cash and cash equivalents of $143.9 million. We have commitments for amortization payments expected to be $20.2 million which began on December 31, 2020 under our credit facilities. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends in the future, except to the extent of permissible dividends from net income.

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 33 - 34 above, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder's tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

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

Dividends paid on our common shares to a non-corporate U.S. Holder may be subject to U.S. federal backup withholding tax if the non-corporate U.S. Holder:

●	fails to provide us with an accurate taxpayer identification number;

●	is notified by the IRS that they have become subject to backup withholding because they previously failed to report all interest or dividends required to be shown on their federal income tax returns; or
●	fails to comply with applicable certification requirements.

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

Cash Flow

Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $36.9 million and $59.5 million, respectively.  This decrease in cash provided by operating activities was primarily due to changes in working capital, offset by a decrease in drydocking related expenditures.

Net cash provided by investing activities during the year ended December 31, 2020 was $37.4 million as compared to $22.8 million net cash used in investing activities during the year ended December 31, 2019.  This fluctuation was primarily due to an increase in net proceeds from the sale of vessels in 2020 as compared to 2019, as well as a decrease in scrubber and ballast water treatment system related expenditures.

Net cash used in financing activities during the years ended December 31, 2020 and 2019 was $56.9 million and $77.2 million, respectively.  The decrease was primarily due to the $24.0 million drawdown on the $133 Million Credit Facility during 2020 and an $11.0 million decrease in the payment of dividends during 2020 as compared to 2019. These decreases were partially offset by a $10.3 million decrease in drawdowns under the $495 Million Credit Facility, as well as a $2.8 million and a $1.9 million increase in repayments under the $133 Million Credit Facility and $495 Million Credit Facility, respectively, during 2020 as compared to 2019.

Credit Facilities

We entered into the $133 Million Credit Facility on August 14, 2018, which was initially used to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018. On June 11, 2020, we entered into an amendment to the $133 Million Credit Facility which provided us with a $25 million revolving credit facility to be used for general corporate and working capital purposes. Additionally, we entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities. On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility, which provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of our Capesize vessels. On June 5, 2020, we entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days. On December 17, 2020, we entered into an amendment to the $495 Million Credit Facility that allowed us to enter into a vessel transaction in which we agreed to acquire three modern Ultramax vessels in exchange for six of our older Handysize vessels.

Refer to Note 7 — Debt in our Consolidated Financial Statements for information regarding our current credit facilities, including the underlying financial and non-financial covenants.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

As of December 31, 2020 and 2019, we did not have any interest rate swap agreements. As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. In determining the fair value of interest rate derivatives, we would consider the creditworthiness of both the counterparty and ourselves, which in the past, have resulted in an immaterial adjustment. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations. Amounts would not and should not be identical due to the different modeling assumptions. Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2020 and 2019.

Interest Rates

The effective interest rate for the years ended December 31, 2020, 2019 and 2018 include interest rates associated with the interest expense for our various credit facilities including the following: the $133 Million Credit Facility; the $495 Million Credit Facility; the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities (until these facilities were refinanced with the $495 Million Credit Facility on June 5, 2018).

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 3.71%, 5.31% and 5.71% during 2020, 2019 and 2018, respectively.  The interest rate on the debt, excluding unused commitment fees, ranged from 2.65% to 3.50%; 4.05% to 5.76% and 3.83% to 8.43% during 2020, 2019 and 2018, respectively.

Contractual Obligations

The following table sets forth our contractual obligations and their scheduled maturity dates as of December 31, 2020.  The table incorporates the employment agreement entered into in September 2007 with our Chief Executive Officer and President, John C. Wobensmith, as amended.  The interest and borrowing fees and scheduled credit agreement payments below reflect the $495 Million Credit Facility and the $133 Million Credit Facility, as well as other fees associated with the facilities.  The following table also incorporates the future lease payments associated with our office leases. Refer to Note 13 — Leases in our Consolidated Financial Statements for further information regarding the terms of our lease agreements.  Lastly, the table incorporates the remaining contractual purchase obligations for the purchase of ballast water treatment systems for 11 of our vessels, refer to “Capital Expenditures” below for further information.  All of our time charter-in agreements with third parties are less than twelve months and have not been included below.

		Less Than	One to	Three to
		One	Three	Five	More than
	Total	Year (1)	Years	Years	Five Years

	(U.S. dollars in thousands)
Credit Agreements	$449,228	$80,642	$368,586	$—	$—
Interest and borrowing fees	28,617	13,521	15,096	—	—
Ballast water treatment system obligations	5,336	3,780	1,556	—	—
Executive employment agreement	467	467	—	—	—
Office leases	11,130	2,230	4,608	4,292	—
Totals	$494,778	$100,640	$389,846	$4,292	$—

Interest expense has been estimated using 0.13% based on one-month LIBOR plus the applicable margin of 3.25% for the $460 million tranche of the $495 Million Credit Facility; 2.50% for the $35 million tranche of the $495 Million Credit Facility; 2.50% for the $108 million tranche of the $133 Million Credit Facility; and 3.00% for the $25 million tranche of the $133 Million Credit Facility.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  After the sale of two Supramax vessels, our fleet will consist of 39 drybulk vessels, including 17 Capesize drybulk carriers, nine Ultramax drybulk carriers and thirteen Supramax drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. The upgrades have been successfully installed on 22 of our vessels in the aggregate during previous drydockings.

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

During the second half of 2018, we have entered into agreements for the purchase of BWTS for 36 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize, $0.6 million for Supramax and $0.5 million for Handysize vessels. The BWTS will be installed during a vessel’s scheduled drydocking and these costs will be capitalized and depreciated over the remainder of the life of the vessel.  During 2020 and 2019, we completed the installation of BWTS on nine and 17 of our vessels, respectively. Eight of these vessels have since been sold. We anticipate that we will complete the installation of BWTS on five vessels during 2021 and five vessels during 2022. We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Through December 31, 2020, we have paid $42.7 million in cash installments towards our scrubber program and have drawn down $32.8 million under the scrubber tranche under our $495 Million Credit Facility.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs and scheduled off-hire days for our fleet through 2022 to be:

Year	Estimated Drydocking Cost (1)	Estimated BWTS Cost (2)	Estimated Off-hire Days (3)

	(U.S. dollars in millions)

2021	$7.7	$4.0	170
2022	$7.5	$4.0	185

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

During 2020 and 2019, we incurred a total of $8.6 million and $14.6 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Fourteen vessels completed their respective drydockings during 2020, which included one vessel that began its drydocking during the fourth quarter of 2019. We estimate that eight of our vessels will be drydocked during 2021 and seven of our vessels will be drydocked during 2022.

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

During the years ended December 31, 2020, 2019 and 2018, we recorded losses of $208.9 million, $27.4 million and $56.6 million related to the impairment of our vessel assets.  During the year ended December 31, 2020, we recorded impairment for 20 of our Supramax vessels (the Genco Loire, the Genco Lorraine, the Genco Normandy, the Genco Picardy, the Genco Predator, the Genco Provence, the Genco Warrior, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard, the Baltic Panther, the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone) and ten of our Handysize vessels (the Genco Avra, the Genco Bay, the Genco Mare, the Genco Ocean, the Genco Spirit, the Baltic Breeze, the Baltic Cove, the Baltic Fox, the Baltic Hare and the Baltic Wind). During the year ended

December 31, 2019, we recorded impairment for two of our Panamax vessels (the Genco Raptor and Genco Thunder) and three of our Handysize vessels (the Genco Challenger, the Genco Champion and the Genco Charger). During the year ended December 31, 2018, we recorded impairment for one of our Panamax vessels (the Genco Surprise), one of our Handymax vessels (the Genco Muse), and eight of our Supramax vessels (the Genco Cavalier, the Genco Loire, the Genco Lorraine, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther). Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the impairment recorded during the years ended December 31, 2020, 2019 and 2018.

Pursuant to our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $133 Million Credit Facility as of December 31, 2020. Refer to Note 7 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $133 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of December 31, 2020 and 2019. Vessels have been grouped according to their collateralized status as of December 31, 2020 and does not include any vessels held for sale or held for exchange. The carrying value of 15 Supramax vessels as noted above reflect the impairment loss recorded during 2020 for these vessels (the Genco Lorraine, the Genco Picardy, the Genco Predator, the Genco Provence, the Genco Warrior, the Baltic Leopard, the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone). The carrying value of the Genco Charger as of December 31, 2019 reflects the impairment loss recorded during 2019 for this vessel.

As of December 31, 2020, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values as of December 31, 2020, with the exception of nine of the Supramax vessels that were impaired as of December 31, 2020 (the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone) and the Genco Magic that was acquired on December 23, 2020. As of December 31, 2019, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values as of December 31, 2019, with the exception of the Genco Charger, which was impaired during the year ended December 31, 2019.

The amount by which the carrying value as of December 31, 2020 of all of the vessels in our fleet, with the exception of the ten aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $0 million to $18.3 million per vessel, and $260.8 million on an aggregate fleet basis. The amount by which the carrying value as of December 31, 2019 of all of the vessels in our fleet, with the exception of the Genco Charger, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $1.6 million to $18.1 million per vessel, and $418.1 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $9.0 million and $7.9 million as of December 31, 2020 and 2019, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2020	2019
$495 Million Credit Facility
Genco Commodus	2009	2009	$37,356	$39,472
Genco Maximus	2009	2009	37,355	39,498
Genco Claudius	2010	2009	39,091	41,314
Baltic Bear	2010	2010	38,813	40,967
Baltic Wolf	2010	2010	39,050	41,163
Baltic Lion	2009	2013	30,811	32,199
Genco Tiger	2010	2013	29,020	30,115
Baltic Scorpion	2015	2015	24,520	25,583
Baltic Mantis	2015	2015	24,768	25,835
Genco Hunter	2007	2007	8,250	17,121
Genco Warrior	2005	2007	7,422	15,053
Genco Aquitaine	2009	2010	9,000	17,046
Genco Ardennes	2009	2010	9,000	17,080
Genco Auvergne	2009	2010	9,000	17,094
Genco Bourgogne	2010	2010	9,750	17,802
Genco Brittany	2010	2010	9,750	17,829
Genco Languedoc	2010	2010	9,750	17,609
Genco Loire	2009	2010	—	10,777
Genco Lorraine	2009	2010	7,751	10,748
Genco Normandy	2007	2010	—	8,717
Baltic Leopard	2009	2009	7,840	10,773
Baltic Jaguar	2009	2010	—	10,782
Baltic Panther	2009	2010	—	10,784
Baltic Cougar	2009	2010	—	10,791
Genco Picardy	2005	2010	7,890	14,669
Genco Provence	2004	2010	6,930	14,164
Genco Pyrenees	2010	2010	9,750	17,528
Genco Rhone	2011	2011	10,625	18,610
Genco Bay	2010	2010	—	16,411
Genco Ocean	2010	2010	—	16,562
Genco Avra	2011	2011	—	17,505
Genco Mare	2011	2011	—	17,546
Genco Spirit	2011	2011	—	17,614
Baltic Wind	2009	2010	—	15,996
Baltic Cove	2010	2010	—	16,490
Baltic Breeze	2010	2010	—	16,603
Baltic Fox	2010	2013	—	15,995
Baltic Hare	2009	2013	—	15,395
Genco Constantine	2008	2008	34,179	36,450
Genco Augustus	2007	2007	32,049	34,330
Genco London	2007	2007	31,587	33,600
Genco Titus	2007	2007	32,306	33,590
Genco Tiberius	2007	2007	32,007	34,276
Genco Hadrian	2008	2008	34,633	36,638
Genco Predator	2005	2007	7,816	14,846
Genco Charger	2005	2007	—	5,099
Baltic Hornet	2014	2014	23,055	24,086
Baltic Wasp	2015	2015	23,308	24,340

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2020	2019
Genco Magic	2014	2020	14,683	—
TOTAL			$689,115	$1,034,495

$133 Million Credit Facility
Genco Endeavour	2015	2018	44,069	45,947
Genco Resolute	2015	2018	44,320	46,093
Genco Columbia	2016	2018	25,553	26,627
Genco Weatherly	2014	2018	20,740	21,676
Genco Liberty	2016	2018	47,676	49,506
Genco Defender	2016	2018	47,641	49,517
			$229,999	$239,366

Consolidated Total			$919,114	$1,273,861

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of commission, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale and exchange as of December 31, 2020 and 2019.

Deferred drydocking costs

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  We defer the costs associated with drydockings as they occur and amortize these costs on a straight-line basis over the period between drydockings.  Deferred drydocking costs include actual costs incurred at the drydock yard; cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  We believe that these criteria are consistent with U.S. GAAP guidelines and industry practice and that our policy of deferral reflects the economics and market values of the vessels.  Costs that are not related to drydocking, including routine maintenance and repairs, are expensed as incurred.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the end of the next drydock.

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

Weaker supply and demand fundamentals experienced in recent years have negatively impacted the drybulk industry. General market volatility has endured as a result of uncertainty about the growth rate of the world economy and the Chinese economy in particular, on which the drybulk industry depends to a significant degree. Additional unforeseen events such as the COVID-19 pandemic and the dam breach that occurred in Brazil at a mine operated by Vale during 2019 have also negatively impacted the market. As a result of these factors and the increased supply of drybulk vessels, freight rates and charter rates have remained volatile in recent years.

When indicators of impairment are present and our estimate of future undiscounted cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2020, the future income streams expected to be earned by such vessels over their remaining operating lives and upon disposal on an undiscounted basis would be sufficient to recover their carrying values.  After the impairment of nine of our Supramax vessels as of December 31, 2020 resulting in $67.2 million of impairment during 2020, our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a margin of approximately 22% - 115% of the carrying value.  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 15 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2020.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters or spot market voyage charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  In addition, we consider the current market rate environment and, if necessary, adjust our estimates of undiscounted cash flows to reflect the current rate environment. Further, for our older vessels, those vessels in operation for at least 18 years, we evaluate the current rate environment compared to the ten-year historical one-year time charter rate and adjust the rate to better reflect the expected cash flows over the remaining useful lives of those vessels. Older vessels are inherently more susceptible to impairment from weakness in the charter rate environment as their shorter remaining useful lives provide for less of an opportunity for them to benefit from potentially stronger rates in the future. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term due to changes in current rates which adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. Actual equivalent drybulk shipping rates are currently lower than the estimated rates. We believe current rates have been driven by seasonal issues, as well as a number of factors that have affected demand growth and overall sentiment in the drybulk market as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Voyage Revenues.”

Of the inputs that the Company uses for its impairment analysis, future charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows (this table excludes any vessels held for sale or vessels held for exchange as of December 31, 2020):

	Percentage Decline from Ten-Year
	Historical One-Year Time Charter
	Average at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2020	2019
Capesize	(23.0)%	(9.1)%
Ultramax (1)	(12.3)%	(18.8)%
Supramax (2)	(14.2)%	(3.8)%
Handysize	—%	(6.2)%
(1)	We excluded the Genco Magic from this sensitivity analysis as the vessel was recently acquired on December 23, 2020.

(2)	We excluded the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone from this sensitivity analysis as these vessels were impaired during the fourth quarter of 2020.

For our impairment analysis, we utilize the ten-year historical one-year time charter average, as well as considering the current rate environment, to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2020 and 2019, respectively, were above or (below) the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	As of	As of
	December 31,	December 31,
Vessel Class	2020	2019
Capesize	2.1%	(19.8)%
Panamax	—%	(9.2)%
Ultramax	(6.1)%	(9.7)%
Supramax	(19.3)%	(18.2)%
Handysize	—%	(6.4)%

The projected net operating cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and required capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $310 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. As of December 31, 2020 and 2019, we did not have any interest rate swap agreements to manage interest costs and the risks associated with changing interest rates.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the years ended December 31, 2020, 2019 and 2018, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 7 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

●	$133 Million Credit Facility —

●	$108 Million Tranche — one-month LIBOR plus 2.50% effective August 17, 2018 when the initial draw down on this facility was made.

●	$25 Million Tranche — one-month LIBOR plus 3.0% effective June 15, 2020 when the initial draw down on this facility was made.

●	$495 Million Credit Facility —

●	$460 Million Tranche - one-month LIBOR plus 3.25% effective June 5, 2018, when the initial $460 million draw down on this tranche of this facility was made. The applicable margin was reduced to 3.00% from March 5, 2019 to August 9, 2019 pursuant to the terms of the facility.

●	$35 Million Tranche – one-month LIBOR plus 2.50% effective August 28, 2019 when the initial draw down on this tranche of this facility was made.

●	$400 Million Credit Facility — three-month LIBOR plus 3.75% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

●	$98 Million Credit Facility — three-month LIBOR plus 6.125% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

●	2014 Term Loan Facilities — three-month or six-month LIBOR plus 2.50% until June 5, 2018, when this credit facility was refinanced with the $495 Million Credit Facility

A 1% increase in LIBOR would result in an increase of $5.0 million in interest expense for the year ended December 31, 2020.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  As of December 31, 2020 and 2019, we did not have any derivative financial instruments.

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

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Vessel Assets – Future Charter Rates – Refer to Note 2 of the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of vessel assets for impairment involves an initial assessment of each vessel asset to determine whether events or changes in circumstances exist that may indicate that the carrying amount of the vessel asset may no longer be recoverable.

If indicators of impairment exist for a vessel asset, the Company determines the recoverable amount by estimating the undiscounted future cash flows associated with the vessel. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair market value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value. The Company makes significant assumptions and judgments to determine the undiscounted future cash flows expected to be generated over the remaining useful life of the asset, including estimates and assumptions related to the future charter rates, fleet utilization, vessel operating expenses, vessel capital expenditures and drydocking requirements, vessel residual value and the estimated remaining useful life of each vessel. Projected future charter rates are the most significant and volatile assumption that the Company uses for its impairment analysis. Total vessel assets as of December 31, 2020, were $919.1 million, net of impairment losses recorded during 2020 of $208.9 million.

We identified future charter rates used in the undiscounted future cash flows analysis as a critical audit matter because of the complex judgments made by management to estimate future charter rates and the significant impact they have on undiscounted cash flows expected to be generated over the remaining useful life of the vessel. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimate of future charter rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future charter rates utilized in the undiscounted future cash flows included the following, among others:

●	We tested the effectiveness of controls over management’s review of the impairment analysis, including the future charter rates used within the undiscounted future cash flows analysis.

●	We evaluated the reasonableness of the Company’s estimate of future charter rates through the performance of the following procedures:

o	Evaluated the Company’s methodology for estimating the future charter rates which reflect the rates currently in effect for the duration of their current charters, without assuming additional profit sharing. For periods of time where the vessels are not fixed on time charters or spot market voyage charters, the Company estimates the future daily time charter equivalent for the vessels’ unfixed days based on the most recent ten-year historical one-year time charter average for the vessel class, as well as also considering the current rate environment, to project future charter rates.

o	Compared the future charter rates utilized in the undiscounted future cash flow analysis to 1) the Company’s historical rates, 2) historical rate information by vessel class published by third parties and 3) other external market sources, including analysts’ reports and freight forward agreement curves.

o	Obtained from the Company’s management the assumptions used in the future charter rates and considered the consistency of the assumptions used with evidence obtained in other areas of the audit. This included 1) internal communications by management to the board of directors and 2) external communications by management to analysts and investors.

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2021 We have served as the Company's auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2020 and 2019

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$143,872	$155,889
Restricted cash	35,492	6,045
Due from charterers, net of a reserve of $669 and $1,064, respectively	12,991	13,701
Prepaid expenses and other current assets	10,856	10,049
Inventories	21,583	27,208
Vessels held for sale	22,408	10,303
Total current assets	247,202	223,195

Noncurrent assets:
Vessels, net of accumulated depreciation of $204,201 and $288,373, respectively	919,114	1,273,861
Vessels held for exchange	38,214	—
Deferred drydock, net of accumulated amortization of $8,124 and $11,862 respectively	14,689	17,304
Fixed assets, net of accumulated depreciation and amortization of $2,266 and $2,154, respectively	6,393	5,976
Operating lease right-of-use assets	6,882	8,241
Restricted cash	315	315
Total noncurrent assets	985,607	1,305,697

Total assets	$1,232,809	$1,528,892

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$22,793	$49,604
Current portion of long-term debt	80,642	69,747
Deferred revenue	8,421	6,627
Current operating lease liabilities	1,765	1,677
Total current liabilities:	113,621	127,655

Noncurrent liabilities:
Long-term operating lease liabilities	8,061	9,826
Contract liability	7,200	—
Long-term debt, net of deferred financing costs of $9,653 and $13,094, respectively	358,933	412,983
Total noncurrent liabilities	374,194	422,809

Total liabilities	487,815	550,464

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,801,753 and 41,754,413 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	418	417
Additional paid-in capital	1,713,406	1,721,268
Accumulated deficit	(968,830)	(743,257)
Total equity	744,994	978,428
Total liabilities and equity	$1,232,809	$1,528,892

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Voyage revenues	$355,560	$389,496	$367,522

Total revenues	355,560	389,496	367,522

Operating expenses:
Voyage expenses	156,985	173,043	114,855
Vessel operating expenses	87,420	96,209	97,427
Charter hire expenses	10,307	16,179	1,534
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,026, $2,057 and $2,231, respectively)	21,266	24,516	23,141
Technical management fees	6,961	7,567	8,000
Depreciation and amortization	65,168	72,824	68,976
Impairment of vessel assets	208,935	27,393	56,586
Loss (gain) on sale of vessels	1,855	168	(3,513)

Total operating expenses	558,897	417,899	367,006

Operating loss	(203,337)	(28,403)	516

Other (expense) income:
Other (expense) income	(851)	501	367
Interest income	1,028	4,095	3,801
Interest expense	(22,413)	(31,955)	(33,091)
Impairment of right-of-use asset	—	(223)	—
Loss on debt extinguishment	—	—	(4,533)

Other expense	(22,236)	(27,582)	(33,456)

Net loss	$(225,573)	$(55,985)	$(32,940)

Net loss per share-basic	$(5.38)	$(1.34)	$(0.86)
Net loss per share-diluted	$(5.38)	$(1.34)	$(0.86)
Weighted average common shares outstanding-basic	41,907,597	41,762,893	38,382,599
Weighted average common shares outstanding-diluted	41,907,597	41,762,893	38,382,599

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2020, 2019 and 2018

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2020	2019	2018

Net loss	$(225,573)	$(55,985)	$(32,940)

Other comprehensive income	—	—	—

Comprehensive loss	$(225,573)	$(55,985)	$(32,940)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total Equity
Balance — January 1, 2018	$345	$1,628,355	$(654,332)	$974,368

Net loss			(32,940)	(32,940)

Issuance of 7,015,000 shares of common stock	70	109,578		109,648

Issuance of 97,466 shares of vested RSUs	1	(1)		—

Nonvested stock amortization		2,231		2,231

Balance — December 31, 2018	$416	$1,740,163	$(687,272)	$1,053,307

Net loss			(55,985)	(55,985)

Issuance of 109,943 shares of vested RSUs	1	(1)		—

Cash dividends declared ($0.50 per share)		(20,951)		(20,951)

Nonvested stock amortization		2,057		2,057

Balance — December 31, 2019	$417	$1,721,268	$(743,257)	$978,428

Net loss			(225,573)	(225,573)

Issuance of 47,341 shares of vested RSUs, net of forfeitures of 1,490 shares	1	(1)		—

Cash dividends declared ($0.235 per share)		(9,887)		(9,887)

Nonvested stock amortization		2,026		2,026

Balance — December 31, 2020	$418	$1,713,406	$(968,830)	$744,994

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(225,573)	$(55,985)	$(32,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,168	72,824	68,976
Amortization of deferred financing costs	3,903	3,788	3,035
Payment of PIK interest	—	—	(5,341)
Right-of-use asset amortization	1,359	1,246	—
Amortization of nonvested stock compensation expense	2,026	2,057	2,231
Impairment of right-of-use asset	—	223	—
Impairment of vessel assets	208,935	27,393	56,586
Loss (gain) on sale of vessels	1,855	168	(3,513)
Loss on debt extinguishment	—	—	4,533
Insurance proceeds for protection and indemnity claims	569	494	303
Insurance proceeds for loss of hire claims	78	—	58
Change in assets and liabilities:
Decrease (increase) in due from charterers	710	8,605	(10,099)
Increase in prepaid expenses and other current assets	(1,938)	(789)	(6,626)
Decrease (increase) in inventories	5,625	2,340	(14,215)
Decrease in other noncurrent assets	—	—	514
(Decrease) increase in accounts payable and accrued expenses	(17,355)	13,172	2,571
Increase in deferred revenue	1,794	223	1,190
Decrease in operating lease liabilities	(1,677)	(1,592)	—
Increase in deferred rent	—	—	880
Deferred drydock costs incurred	(8,583)	(14,641)	(2,236)
Net cash provided by operating activities	36,896	59,526	65,907

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(4,485)	(13,960)	(241,872)
Purchase of scrubbers (capitalized in Vessels)	(10,973)	(31,750)	—
Purchase of other fixed assets	(4,580)	(4,714)	(1,462)
Net proceeds from sale of vessels	56,993	26,963	44,330
Insurance proceeds for hull and machinery claims	484	612	3,629
Net cash provided by (used in) investing activities	37,439	(22,849)	(195,375)

Cash flows from financing activities:
Proceeds from the $133 Million Credit Facility	24,000	—	108,000
Repayments on the $133 Million Credit Facility	(9,160)	(6,320)	(1,580)
Proceeds from the $495 Million Credit Facility	11,250	21,500	460,000
Repayments on the $495 Million Credit Facility	(72,686)	(70,776)	(15,000)
Repayments on the $400 Million Credit Facility	—	—	(399,600)
Repayments on the $98 Million Credit Facility	—	—	(93,939)
Repayments on the 2014 Term Loan Facilities	—	—	(25,544)

	For the Years Ended December 31,
	2020	2019	2018
Payment of debt extinguishment costs	—	—	(2,962)
Proceeds from issuance of common stock	—	—	110,249
Payment of common stock issuance costs	—	(105)	(496)
Cash dividends paid	(9,847)	(20,877)	—
Payment of deferred financing costs	(462)	(611)	(11,845)
Net cash (used in) provided by financing activities	(56,905)	(77,189)	127,283

Net increase (decrease) in cash, cash equivalents and restricted cash	17,430	(40,512)	(2,185)

Cash, cash equivalents and restricted cash at beginning of period	162,249	202,761	204,946
Cash, cash equivalents and restricted cash at end of period	$179,679	$162,249	$202,761

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except per Share Data)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2020, 2019 and 2018

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2020, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

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

At present, it is not possible to ascertain any future impact of COVID-19 on the Company’s operational and financial performance, which may take some time to materialize and may not be fully reflected in the results for 2020.  However, an increase in the severity or duration or a resurgence of the COVID-19 pandemic and the timing of wide-scale vaccine distribution could have a material adverse effect on the Company’s business, results of operations, cash flows, financial condition, the carrying value of the Company’s assets, the fair values of the Company’s vessels, and the Company’s ability to pay dividends.

On June 19, 2018, the Company closed an equity offering of 7,015,000 shares of common stock at an offering price of $16.50 per share.  The Company received net proceeds of $109,648 after deducting underwriters’ discounts and commissions and other expenses.

Other General Information

As of December 31, 2020, 2019 and 2018, the Company’s fleet consisted of 47, 55 and 59 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2020:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Avra Limited	Genco Avra	34,391	5/12/11		2011
Genco Mare Limited	Genco Mare	34,428	7/20/11		2011
Genco Spirit Limited	Genco Spirit	34,432	11/10/11		2011
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Lorraine Limited	Genco Lorraine	53,417	7/29/10		2009
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Provence Limited	Genco Provence	55,317	8/23/10		2004
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Genco Magic Limited	Genco Magic	63,446	12/23/20		2014
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Leopard Limited	Baltic Leopard	53,446	4/8/10		2009
Baltic Panther Limited	Baltic Panther	53,350	4/29/10		2009
Baltic Cougar Limited	Baltic Cougar	53,432	5/28/10		2009
Baltic Bear Limited	Baltic Bear	177,717	5/14/10		2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10		2010
Baltic Cove Limited	Baltic Cove	34,403	8/23/10		2010
Baltic Fox Limited	Baltic Fox	31,883	9/6/13		2010
Baltic Hare Limited	Baltic Hare	31,887	9/5/13		2009
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14		2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/15		2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

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

Spot market voyage charters

In a spot market voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The contract generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the years ended December 31, 2020, 2019 and 2018 is not material.

Revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. Refer to Note 12 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (loss) gain of ($697), ($829) and $3,000 during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

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

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, including receivables for spot market voyages, net of the provision for doubtful accounts. At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims. As of December 31, 2020 and 2019, the Company had a reserve of $669 and $1,064, respectively, against the due from charterers balance and an additional accrual of $358 and $577, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Inventories

Inventories consist of consumable bunkers and lubricants that are stated at the lower of cost and net realizable value. Cost is determined by the first in, first out method.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses. Vessel operating expenses are recognized when incurred.

Charter hire expenses

During the second quarter of 2018, the Company began chartering-in third party vessels.  The costs to charter-in these vessels, which primarily include the daily charter hire rate net of commissions or net freight revenue, are recorded as Charter hire expenses. The Company recorded $10,307, $16,179 and $1,534 of charter hire expenses during the years ended December 31, 2020, 2019 and 2018, respectively.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2020, 2019 and 2018 was $58,008, $66,351 and $64,012, respectively.

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

On November 3, 2020, November 27, 2020 and November 30, 2020, the Company entered into agreements to sell the Baltic Panther, the Baltic Hare and the Baltic Cougar, respectively. The relevant vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2020. The Baltic Panther, the Baltic Hare and the Baltic Cougar were sold on January 4, 2021, January 15, 2021 and February 24, 2021, respectively. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder, and the relevant vessel assets have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019. The vessel was sold on March 5, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement.

Vessels held for exchange

The vessel assets for the remaining five vessels to be exchanged as part of an agreement entered into by the Company on December 17, 2020 have been classified as vessels held for exchange in the Consolidated Balance Sheet as of December 31, 2020 in the amount of $38,214, after recognition of impairment. This includes the vessel assets for the Baltic Cove, the Baltic Fox, the Genco Avra, the Genco Mare and the Genco Spirit. These vessels were exchanged during the first quarter of 2021. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement and Note 19 — Subsequent Events.

Contract liability

The Company has recorded a contract liability of $7,200 as of December 31, 2020 which is related to the timing of the exchange of vessels pursuant to the agreement entered into by the Company on December 17, 2020 to exchange six of the Company’s Handysize vessels for three Ultramax vessels owned by the counterparty. As of December 31, 2020, the Company completed the exchange of one of its Handysize vessels, the Genco Ocean, for one Ultramax vessel, the Genco Magic. The $7,200 contract liability represents the excess of fair value of the vessels received as of December 31, 2020 over the fair value of the vessel contributed to the counterparty. The exchange of the remainder of the vessels under the agreement were completed during the first quarter of 2021. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement and Note 19 — Subsequent Events.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2020, 2019 and 2018 was $1,562, $989 and $335, respectively.

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

Amortization expense for drydocking for the years ended December 31, 2020, 2019 and 2018 was $5,598, $5,484 and $4,629, respectively, and is included in Depreciation and amortization expense in the Consolidated Statements of Operations. All other costs incurred during drydocking are expensed as incurred.

Impairment of long-lived assets

During the years ended December 31, 2020, 2019 and 2018, the Company recorded $208,935, $27,393 and $56,586, respectively, related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”). ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

When the Company performs its analysis of the anticipated undiscounted future net cash flows, the Company utilizes various assumptions based on historical trends. Specifically, the Company utilizes the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time during which the Company’s vessels are not fixed on time charters or spot market voyage charters, the Company utilizes an estimated daily time charter equivalent for the vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  In addition, the Company considers the current market rate environment and, if necessary, will adjust its estimates of future undiscounted cash flows to reflect the current rate environment. The projected undiscounted future net cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and required capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $310 per light weight ton, consistent with the Company’s depreciation policy.

On January 22, 2021, the Company entered into an agreement to sell the Genco Lorraine, a 2009-built Supramax vessel, to a third party for $7,950 less a 2.5% commission payable to a third party. Additionally, on January 25, 2021, the Company entered into an agreement to sell the Baltic Leopard, a 2009-built Supramax vessel, to a third party for $8,000 less a 2.0% commission payable to a third party. As the undiscounted cash flows, including the net sales price, did not exceed the net book value of the Genco Lorraine and Baltic Leopard as of December 31, 2020, the vessels values for the Genco Lorraine and Baltic Leopard were adjusted to their net sales prices of $7,751 and $7,840 as of December 31, 2020, respectively. This resulted in an impairment loss of $404 and $399 for the Genco Lorraine and Baltic Leopard, respectively, during the year ended December 31, 2020.

As of December 31, 2020, the Company determined that the expected estimated future undiscounted cash flows for nine of its Supramax vessels, the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone, did not exceed the net book value of these vessels. The Company adjusted the carrying value of these vessels to their respective fair market values as of December 31, 2020 which resulted in an impairment loss of $67,200 during the year ended December 31, 2020.

On December 17, 2020, the Company entered into an agreement to acquire three Ultramax vessels in exchange for six of our Handysize vessels. The six Handysize vessels include the Genco Ocean, the Baltic Cove and the Baltic Fox, all 2010-built Handysize vessels, and the Genco Avra, the Genco Mare and the Genco Spirit, all 2011-built Handysize vessels. The values for these six Handysize vessels were adjusted to their total fair market value of $46,000 as of the date of the agreement less a 1.0% commission payable to a third party which resulted in an impairment loss of $4,647 during the year ended December 31, 2020.

On November 30, 2020, the Company entered into an agreement to sell the Genco Cougar, a 2009-built Supramax vessel, to a third party for $7,600 less a 3.0% commission payable to a third party. Therefore, the vessel value for the Baltic Cougar was adjusted to its net sales price of $7,372 as of December 31, 2020. This resulted in an impairment loss of $790 during the year ended December 31, 2020.

On November 27, 2020, the Company entered into an agreement to sell the Baltic Hare, a 2009-built Handysize vessel, to a third party for $7,750 less a 2.0% commission payable to a third party. Therefore, the vessel value for the Baltic Hare was adjusted to its net sales price of $7,595 as of December 31, 2020. This resulted in an impairment loss of $769 during the year ended December 31, 2020.

On November 3, 2020, the Company entered into an agreement to sell the Baltic Panther, a 2009-built Supramax vessel, to a third party for $7,510 less a 3.0% commission payable to a third party. As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2020, the vessel value for the Baltic Panther was adjusted to its net sales price of $7,285 as of September 30, 2020. This resulted in an impairment loss of $3,713 during the year ended December 31, 2020.

On October 16, 2020, the Company entered into an agreement to sell the Genco Loire, a 2009-built Supramax vessel, to a third party for $7,650 less a 2.0% commission payable to a third party. As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of September 30, 2020, the vessel value for the Genco Loire was adjusted to its net sales price of $7,497 as of September 30, 2020. This resulted in an impairment loss of $3,408 during the year ended December 31, 2020.

On September 30, 2020, the Company determined that the expected estimated future undiscounted cash flows for three of its Supramax vessels, the Genco Lorraine, the Baltic Cougar and the Baltic Leopard, did not exceed the net book value of these vessels as of September 30, 2020. The Company adjusted the carrying value of these vessels to their respective fair market values as of September 30, 2020. This resulted in an impairment loss of $7,963 during the year ended December 31, 2020.

On September 25, 2020, the Company entered into an agreement to sell the Baltic Jaguar, a 2009-built Supramax vessel, to a third party for $7,300 less a 3.0% commission payable to a third party. Therefore, the vessel value for the Baltic Jaguar was adjusted to its net sales price of $7,081 as of September 30, 2020. This resulted in an impairment loss of $4,140 during the year ended December 31, 2020.

On September 17, 2020, the Company entered in an agreement to sell the Genco Normandy, a 2007-built Supramax vessel, to a third party for $5,850 less a 2.0% commission payable to a third party. Therefore, the vessel value for the Genco Normandy was adjusted to its net sales price of $5,733 as of September 30, 2020. This resulted in an impairment loss of $2,679 during the year ended December 31, 2020.

At March 31, 2020, the Company determined that the expected estimated future undiscounted cash flows for four of its Supramax vessels, the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior, did not exceed the net book value of these vessels as of March 31, 2020. The Company adjusted the carrying value of these vessels to their respective fair market values as of March 31, 2020. This resulted in an impairment loss of $27,055 during the year ended December 31, 2020.

On February 24, 2020, the Board of Directors determined to dispose of the Company’s following ten Handysize vessels: the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit, at times and on terms to be determined in the future.  Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, the Company adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2020. Subsequent to February 24, 2020, the Company has entered into agreements to sell three of these vessels during the three months ended March 31, 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales price. This resulted in an impairment loss of $85,768 during the year ended December 31, 2020.

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

Loss (gain) on sale of vessels

During the years ended December 31, 2020, 2019 and 2018, the Company recorded net (losses) gains of ($1,855), ($168) and $3,513, respectively, related to the sale of vessels. The ($1,855) net loss recognized during the year ended December 31, 2020 related primarily to the sale of the Genco Charger, the Genco Thunder, the Baltic Wind, the Baltic Breeze, the Genco Bay, the Baltic Jaguar, the Genco Loire, the Genco Normandy and the Genco Ocean. The ($168) net loss recognized during the year ended December 31, 2019 related primarily to the sale of the Genco Challenger, the Genco Champion and the Genco Raptor which was largely offset by a net gain related to the sale of the Genco Vigour. The $3,513 net gain recognized during the year ended December 31, 2018 related primarily to the sale of the Genco Progress, the Genco Cavalier, the Genco Explorer, the Genco Muse, the Genco Beauty and the Genco Knight. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Deferred financing costs

Deferred financing costs, which are presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets, consist of fees, commissions and legal expenses associated with securing loan facilities and other debt offerings and amending existing loan facilities. These costs are amortized over the life of the related debt and are included in Interest expense in the Consolidated Statements of Operations.

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

Restricted Cash

Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities, refer to Note 7 — Debt. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$143,872	$155,889
Restricted cash - current	35,492	6,045
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$179,679	$162,249

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

Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the years ended December 31, 2020, 2019 and 2018. In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year. Management believes that during the years ended December 31, 2020, 2019 and 2018, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the years ended December 31, 2020, 2019 and 2018, the Company qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

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

The Company’s U.S. source shipping income would be considered effectively connected income only if:

●	the Company has, or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income; and

●	substantially all of the Company’s U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

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

The Company established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017. GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore. The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA. Income from non-qualifying activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%). During the years ended December 31, 2020, 2019 and 2018, there was no income tax recorded by GSPL.

During 2018, the Company established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark. Genco Shipping A/S was subject to corporate taxes in Denmark a rate of 22% during 2018, 2019 and 2020. During the years ended December 31, 2020, 2019 and 2018, Genco Shipping A/S recorded $407, $241 and $79, respectively, of income tax in Other income (expense) in the Consolidated Statements of Operations.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. The Company earned all of its voyage revenues from 166, 170 and 182 customers during the years ended December 31, 2020, 2019 and 2018.

For the years ended December 31, 2020, 2019 and 2018, there were no customers that individually accounted for more than 10% of voyage revenues.

As of December 31, 2020 and 2019, the Company maintains all of its cash and cash equivalents with five and four financial institutions, respectively. None of the Company’s cash and cash equivalents balance is covered by insurance in the event of default by these financial institutions.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2020 and 2019 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities. See Note 8 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).” ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for adoption at any time between March 12, 2020 and December 31, 2022. The Company is currently evaluating the impact of this adoption on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”),” which changes the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within that year.  Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.  The Company has evaluated the impact of the adoption of ASU 2018-03 and has determined that there is no effect on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 was effective on January 1, 2020, with early adoption permitted.  The Company adopted ASU 2016-13 during the first quarter of 2020 and it did not have a material impact on the Company’s consolidated financial statements.

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

Pursuant to ASC 842, the Company has identified revenue from its time charter agreements as lease revenue.  Refer to Note 12 — Voyage revenues for additional information regarding the adoption of ASC 842 from a lessor perspective.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “ASC 606”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company adopted ASC 606 during the first quarter of 2018 using the modified retrospective transition method applied to all contracts and determined that the only impact was to spot market voyage charter contracts that were not completed as of January 1, 2018. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening balance of accumulated deficit as of January 1, 2018. Prior periods were not retrospectively adjusted. The adoption of ASC 606 did not have a financial impact on the recognition of revenue generated from time charter agreements, spot market-related time charters and pool agreements. Refer to Note 12 — Voyage Revenues for further discussion of the financial impact on the Company’s consolidated financial statements.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2020, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $857 for the Purchase of vessels and ballast water treatment systems, including deposits, $5 for the Purchase of scrubbers, $142 for the Purchase of other fixed assets and $99 for the Net proceeds from sale of vessels. For the year ended December 31, 2020, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $114 for Cash dividends paid.

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

During the year ended December 31, 2020, the Company made a reclassification of $22,408 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Baltic Panther, the Baltic Hare and the Baltic Cougar prior to December 31, 2020. Additionally, during the year ended December 31, 2020, the Company made a reclassification of $38,214 from Vessels, net of accumulated depreciation to Vessels held for exchange as the Company entered into an agreement to exchange the Baltic Cove, the Baltic Fox, the Genco Avra, the Genco Mare and the Genco Spirit prior to December 31, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the year ended December 31, 2019, the Company made a reclassification of $10,303 from Vessels, net of accumulated depreciation and Fixed assets, net of accumulated depreciation to Vessels held for sale due to the approval by the Board of Directors to sell the Genco Thunder prior to December 31, 2019. Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the year ended December 31, 2018, the Company made a reclassification of $5,702 from Vessels, net of accumulated depreciation to Vessels held for sale due to the approval by the Board of Directors to sell the Genco Vigour prior to December 31, 2018. Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the years ended December 31, 2020, 2019 and 2018, cash paid for interest, excluding the PIK interest paid as a result of the refinancing of the $400 Million Credit Facility, was $18,420, $28,376 and $30,167, respectively. Refer to Note 7 — Debt.

During the years ended December 31, 2020, 2019 and 2018, there was no cash paid for income taxes.

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

On May 15, 2019, the Company issued 29,580 restricted stock units to certain members of the Board of Directors.  These restricted stock units vested on July 15, 2020. The aggregate fair value of these restricted stock units was $255.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Exchange

On December 17, 2020, the Company entered into an agreement to acquire three Ultramax vessels in exchange for six Handysize vessels for a fair value of $46,000 less a 1.0% commission payable to a third party. The Genco Magic, a 2014-built Ultramax vessel, and the Genco Vigilant and the Genco Freedom, both 2015-built Ultramax vessels, were delivered to the Company on December 23, 2020, January 28, 2021 and February 20, 2021, respectively. The Genco Ocean, the Baltic Cove and the Baltic Fox, all 2010-built Handysize vessels, were delivered to the buyers on December 29, 2020, January 30, 2021 and February 2, 2021, respectively. The Genco Spirit, the Genco Avra and the Genco Mare, all 2011-built Handysize vessels, were delivered to the buyers on February 15, 2021, February 21, 2021 and February 24, 2021, respectively. As of December 31, 2020, the vessel assets for the Baltic Cove, the Baltic Fox, the Genco Avra, the Genco Mare and the Genco Spirit have been classified as held for exchange in the Consolidated Balance Sheet.

Vessel Acquisitions

On June 6, 2018, the Company entered into an agreement for the en bloc purchase of four drybulk vessels, including two Capesize drybulk vessels and two Ultramax drybulk vessels for approximately $141,000.  Each vessel was built with a fuel-saving “eco” engine.  The Genco Resolute, a 2015-built Capesize vessel, was delivered on August 14, 2018 and the Genco Endeavour, a 2015-built Capesize vessel, was delivered on August 15, 2018.  The Genco Weatherly, a 2014-built Ultramax vessel, was delivered on July 26, 2018 and the Genco Columbia, a 2016-built Ultramax vessel, was delivered on September 10, 2018. The Company utilized a combination of cash on hand and proceeds from the $133 Million Credit Facility to finance the purchase.

On July 12, 2018, the Company entered into agreements to purchase two 2016-built Capesize drybulk vessels for an aggregate purchase price of $98,000.  The Genco Defender was delivered on September 6, 2018, and the Genco Liberty was delivered on September 11, 2018. The Company utilized a combination of cash on hand and proceeds from the $133 Million Credit Facility to finance the purchase.

Vessel Dispositions

During November 2020, the Company entered into agreements to sell the Baltic Cougar, the Baltic Hare and the Baltic Panther. These vessels have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2020. The sale of the Baltic Hare, Baltic Panther and Baltic Cougar were completed on January 15, 2021, January 4, 2021 and February 24, 2021, respectively.

During the fourth quarter of 2020, the Company completed the sale of the Genco Bay, the Baltic Jaguar, the Genco Loire and the Genco Normandy on October 1, 2020, October 16, 2020, November 18, 2020 and December 8, 2020, respectively. During the third quarter of 2020, the Company completed the sale of the Baltic Wind and Baltic Breeze on July 7, 2020 and July 31, 2020, respectively. During the first quarter of 2020, the Company completed the sale of the Genco Charger and Genco Thunder on February 24, 2020 and March 5, 2020, respectively.

On September 25, 2019, the Company entered into an agreement to sell the Genco Thunder. The vessel assets have been classified as held for sale in the Consolidated Balance Sheets as of December 31, 2019.

As of December 31, 2020, the Genco Normandy, Genco Loire, Baltic Jaguar, Genco Bay, Baltic Breeze, Baltic Wind, Genco Thunder and Genco Charger served as collateral under the $495 Million Credit Facility; therefore $35,492 of the net proceeds received from the sale of these vessels will remain classified as restricted cash for 360 days following the respective sale dates, which has been reflected as restricted cash in the Consolidated Balance Sheet as of December 31, 2020. Refer to Note 7 — Debt for amendment to the $495 Million Credit Facility.

During the fourth quarter of 2019, the Company completed the sale of the Genco Challenger, the Genco Champion and Genco Raptor on October 10, 2019, October 21, 2019 and December 10, 2019. The Genco Champion and Genco Challenger served as collateral under the $495 Million Credit Facility; therefore, $6,880 of the net proceeds from the sale of these two vessels was required to be used as a loan prepayment since a replacement vessel was not going to be added as collateral within 180 days following the sales dates. Additionally, the Genco Raptor served as collateral under the $495 Million Credit Facility. As of December 31, 2019, a total amount of $6,045 was reflected as restricted cash in the Consolidated Balance Sheet for the Genco Raptor. The Company made a $6,045 loan prepayment for the Genco Raptor on December 7, 2020 pursuant to the terms of the $495 Million Credit Facility. These amounts can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment.  Refer to Note 7 — Debt for further information.

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

On August 30, 2018, the Company entered into an agreement to sell the Genco Cavalier, a 2007-built Supramax vessel, to a third party for $10,000 less a 2.5% broker commission payable to a third party.  The sale was completed on October 16, 2018.  This vessel served as collateral under the $495 Million Credit Facility; therefore, $4,947 of the net proceeds received from the sale was required to be used as a loan prepayment under the $495 Million Credit Facility which was made on April 15, 2019. Refer to Note 7 — Debt for further information.

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

With the exception of the Genco Cavalier, the aforementioned six vessels that were sold during the year ended December 31, 2018 and the Genco Vigour did not serve as collateral under any of the Company’s credit facilities; therefore the Company was not required to pay down any indebtedness with the proceeds from the sales.

Refer to the “Impairment of vessel assets” and the “Loss (gain) on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the loss (gain) on sale of vessels recorded during the years ended December 31, 2020, 2019 and 2018 for the aforementioned vessels.

5 - NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 16 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. There were 298,834, 162,096 and 149,170 shares of restricted stock and restricted stock units excluded from the computation of diluted net loss per share during the years ended December 31, 2020, 2019 and 2018, respectively, because they were anti-dilutive. There were 837,338, 496,148 and 255,608 stock options excluded from the computation of diluted net loss per share during the years ended December 31, 2020, 2019 and 2018, respectively, because they were anti-dilutive. (refer to Note 16 — Stock-Based Compensation)

The Company’s diluted net loss per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 16 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants have a 7-year term which commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock. All MIP Warrants during the years ended December 31, 2020, 2019 and 2018 were excluded from the computation of diluted net loss per share because they were anti-dilutive. The MIP Warrants expired on August 7, 2020. There were 3,936,761 equity warrants excluded from the computation of diluted net loss per share during the years ended December 31, 2020, 2019 and 2018 because they were anti-dilutive.

The components of the denominator for the calculation of basic and diluted net loss per share are as follows:

	For the Years Ended December 31,
	2020	2019	2018

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,907,597	41,762,893	38,382,599

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,907,597	41,762,893	38,382,599

Dilutive effect of warrants	—	—	—

Dilutive effect of stock options	—	—	—

Dilutive effect of restricted stock awards	—	—	—

Weighted-average common shares outstanding, diluted	41,907,597	41,762,893	38,382,599

6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2020, 2019 and 2018, the Company did not identify any related party transactions.

7 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2020	2019
Principal amount	$449,228	$495,824
Less: Unamortized debt financing costs	(9,653)	(13,094)
Less: Current portion	(80,642)	(69,747)

Long-term debt, net	$358,933	$412,983

	December 31, 2020		December 31, 2019
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$334,288	$8,222	$395,724	$11,642
$133 Million Credit Facility	114,940	1,431	100,100	1,452

Total debt	$449,228	$9,653	$495,824	$13,094

As of December 31, 2020 and 2019, $9,653 and $13,094 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets. Amortization expense for deferred financing costs for the years ended December 31, 2020, 2019 and 2018 was $3,903, $3,788 and $3,035, respectively. This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

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

On November 5, 2019, the Company entered into amendments with its lenders to the dividend covenants of the credit agreements for the $495 Million Credit Facility and the $133 Million Credit Facility.  Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  The Company may pay dividends or repurchase stock under these facilities to the extent its total cash and cash equivalents are greater than $100,000 and 18.75% of our total indebtedness, whichever is higher; if the Company cannot satisfy this condition, the Company is subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35,000 of the scrubber tranche under the $495 Million Credit Facility is assumed to be drawn.

$133 Million Credit Facility

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

On June 11, 2020, the Company entered into an amendment and restatement agreement to the $108 Million Credit Facility which provided for a revolving credit facility of up to $25,000 (the “Revolver”) for general corporate and working capital purposes (as so amended, the $133 Million Credit Facility”). On June 15, 2020, the Company drew down $24,000 under the Revolver.

The $133 Million Credit Facility provides for the following key terms in relation to the $108,000 tranche:

●	The final maturity date is August 14, 2023.

●	Borrowings bear interest at London Interbank Offered Rate (“LIBOR”) plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.

●	Scheduled amortization payments reflect a repayment profile whereby the facility shall have been repaid to nil when the average vessel aged of the collateral vessels reaches 20 years. Based on this, the required repayments are $1,580 per quarter commencing on December 31, 2018, with a final balloon payment on the maturity date.

●	Mandatory prepayments are to be applied to remaining amortization payments pro rata, while voluntary prepayments are to be applied to remaining amortization payments in order of maturity.

The $133 Million Credit Facility provides for the following key terms in relation to the $25,000 Revolver tranche:

●	The final maturity date of the Revolver is August 14, 2023.

●	Borrowings under the Revolver may be incurred pursuant to multiple drawings on or prior to July 1, 2023 in minimum amounts of $1,000

●	Borrowings under the Revolver will bear interest at LIBOR plus 3.00%

●	The Revolver is subject to consecutive quarterly commitment reductions commencing on the last day of the fiscal quarter ending September 30, 2020 in an amount equal to approximately $1.9 million each quarter.

●	Borrowings under the Revolver are subject to a limit of 60% for the ratio of outstanding total term and revolver loans to the aggregate appraised value of collateral vessels under the $133 Million Credit Facility.

The $133 Million Credit Facility provides for the following key terms:

●	Pursuant to the November 5, 2019 amendment, the Company may pay dividends or repurchase stock to the extent the Company’s total cash and cash equivalents are greater than $100,000 and 18.75% of its total indebtedness, whichever is higher; if the Company cannot satisfy this condition, the Company is subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter.

●	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants (including a collateral maintenance test) and other customary conditions.

●	Key financial covenants are substantially similar to those under the Company’s $495 Million Credit Facility and include:

●	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30,000 and 7.5% of total indebtedness;

●	minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

●	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

●	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the $133 Million Credit Facility.

As of December 31, 2020, there was no availability under the $133 Million Credit Facility. Total debt repayments of $9,160, $6,320 and $1,580 were made during the years ended December 31, 2020, 2019 and 2018, respectively, under the $133 Million Credit Facility. As of December 31, 2020 and 2019, the total outstanding net debt balance was $113,509 and $98,648, respectively.

As of December 31, 2020, the Company was in compliance with all of the financial covenants under the $133 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $114,940 as of December 31, 2020 under the $133 Million Credit Facility:

Year Ending December 31,	Total

2021	$14,000
2022	14,000
2023	86,940

Total debt	$114,940

$495 Million Credit Facility

On May 31, 2018, the Company entered into a five-year senior secured credit facility for an aggregate amount of up to $460,000 with Nordea Bank AB (publ), New York Branch (“Nordea”), as Administrative Agent and Security Agency, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S as Bookrunners and Mandated Lead Arrangers. Deutsche Bank AG Filiale Deutschlandgeschäft, and CTBC Bank Co. Ltd. are Co-Arrangers under this facility. On June 5, 2018, proceeds of $460,000 under this facility were used, together with cash on hand, to refinance all of the Company’s existing credit facilities (the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities) into one facility, and pay down the debt on seven of the Company’s oldest vessels, which have been identified for sale.

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

On December 7, 2020, the Company utilized $6,045 of the proceeds from the sale of the Genco Raptor which was classified as restricted cash as of December 31, 2019 as a loan prepayment under the $495 Million Credit Facility. On November 15, 2019, the Company utilized $6,880 of the proceeds from the sale of the Genco Challenger and Genco Champion which were sold during the fourth quarter of 2019 as a loan prepayment under the $495 Million Credit Facility. Additionally, on April 15, 2019, the Company utilized $4,947 of the proceeds from the sale of the Genco Cavalier that was classified as restricted cash as of December 31, 2018 as a loan prepayment under the $495 Million Credit Facility.  Under the terms of the $495 Million Credit Facility, the amount received from the proceeds of the sale of a collateralized vessel can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  However, since a replacement vessel was not added as collateral within the period stipulated in the $495 Million Credit Facility which was revised as noted below, the Company was required to utilize the proceeds as a loan prepayment.

On December 17, 2020, the Company entered into an amendment to the $495 Million Credit Facility that allowed the Company to enter into a vessel transaction in which the Company agreed to acquire three Ultramax vessels in exchange for six of the Company’s Handysize vessels. Refer to Note 4 — Vessel Acquisitions and Dispositions.

The $495 Million Credit Facility provides for the following key terms in relation to the $460,000 tranche:

●	The final maturity date is May 31, 2023.

●	Borrowings bear interest at LIBOR plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA. Original scheduled amortization payments were $15,000 per quarter commencing on December 31, 2018, with a final payment of $190,000 due on the maturity date. As a result of the loan prepayments for the vessel sales as noted above, scheduled amortization payments were recalculated in accordance with the terms of the facility. Scheduled amortization payments were revised to $14,321 which commenced on December 30, 2019, with a final payment of $182,440 due on the maturity date.

●	Scheduled amortization payments may be recalculated upon the Company’s request based on changes in collateral vessels, prepayments of the loan made as a result of a collateral vessel disposition as part of the Company’s fleet renewal program, or voluntary prepayments, subject in each case to a minimum repayment profile under which the loan will be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years. Mandatory prepayments are applied to remaining amortization payments pro rata, while voluntary prepayments are applied to remaining amortization payments in order of maturity.

●	Acquisitions and additional indebtedness are allowed subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions.

The $495 Million Credit Facility provides for the following key terms in relation to the $35,000 tranche:

●	The final maturity date is May 31, 2023.

●	Borrowings under the tranche may be incurred pursuant to multiple drawings on or prior to March 30, 2020 in minimum amounts of $5,000 and may be used to finance up to 90% of the scrubber costs noted above.

●	Borrowings under the tranche will bear interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months’ EBITDA.

●	The tranche is subject to equal consecutive quarterly repayments commencing on the last day of the fiscal quarter ending March 31, 2020 in an amount reflecting a repayment profile whereby the loans shall have been repaid after four years calculated from March 31, 2020. Assuming that the full $35,000 is borrowed, each quarterly repayment amount was originally scheduled to be equal to $2,500. However, as a result of the loan prepayments for the vessel sales as noted above, the availability under the $35,000 tranche was reduced to $34,025. The Company drew down $32,750 and, as a result of the loan prepayments for the vessel sales as noted above, scheduled quarterly amortization repayments were revised to $2,339 which commenced on March 31, 2020, with a final payment of $1,904 due on the maturity date.

The $495 Million Credit Facility provides for the following key terms:

●	Pursuant to the November 5, 2019 amendment, the Company may pay dividends or repurchase stock to the extent the Company’s total cash and cash equivalents are greater than $100,000 and 18.75% of the Company’s total indebtedness, whichever is higher; if the Company cannot satisfy this condition, the Company is subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio is 200% or less for such quarter, with the full commitment of up to $35,000 of the scrubber tranche assumed to be drawn.

●	Collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral within 120 days of such sale or disposition. On February 13, 2019 and June 5, 2020, the Company entered into amendments with its lenders to extend this period to 180 days and 360 days, respectively. In addition:

●	the Company must be in compliance with the collateral maintenance test;

●	the replacement vessels must become collateral for the loan; and either

●	the replacement vessels must have an equal or greater appraised value that the collateral vessels for which they are substituted, or

●	ratio of the aggregate appraised value of the collateral vessels (including replacement vessels) to the outstanding loan amount after the collateral disposition (accounting for any prepayments of the loan by the time the replacement vessels become collateral vessels) must equal or exceed the aggregate appraised value of the collateral vessels to the outstanding loan before the collateral disposition.

●	Key financial covenants include:

●	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30,000 and 7.5% of total indebtedness (no restricted cash is required);

●	minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

●	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

●	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the $495 Million Credit Facility.

●	Collateral includes the current vessels in the Company’s fleet other than the seven oldest vessels in the fleet which have been identified for sale, collateral vessel earnings and insurance, and time charters in excess of 24 months in respect of the collateral vessels.

As of December 31, 2020, there was no availability under the $495 Million Credit Facility. Total debt repayments of $72,686, $70,776 and $15,000 were made during the years ended December 31, 2020, 2019 and 2018, respectively, under the $495 Million Credit Facility. As of December 31, 2020 and December 31, 2019, the total outstanding net debt balance was $326,066 and $384,082, respectively.

As of December 31, 2020, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $334,288 as of December 31, 2020 under the $495 Million Credit Facility:

Year Ending December 31,	Total

2021	$66,642
2022	66,642
2023	201,004

Total debt	$334,288

Prior Credit Facilities

On June 5, 2018, the $495 Million Credit Facility was used to refinance the Company’s prior credit facilities, the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities. Total debt repayments of $404,941 (which includes $5,341 of PIK interest), $93,939 and $25,544 were made during the year ended December 31, 2018 under the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities, respectively. As of December 31, 2020 and 2019, there was no outstanding debt under these prior credit facilities.

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the costs associated with unused commitment fees, if applicable. The following tables also include the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Years Ended December 31,
	2020	2019	2018
Effective Interest Rate	3.71%	5.31%	5.71%
Range of Interest Rates (excluding unused commitment fees)	2.65 % to 3.50%	4.05 % to 5.76%	3.83 % to 8.43%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 13 — Leases), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum. During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum. The letter of credit outstanding was $300 as of December 31, 2020 and 2019 at a fee of 1.375% per annum. The letter of credit is cancelable on each renewal date provided the landlord is given 30 days minimum notice. As of December 31, 2020 and 2019, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015. These amounts have been recorded as restricted cash included in total noncurrent assets in the Consolidated Balance Sheets as of December 31, 2020 and 2019.

-

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of December 31, 2020 and 2019 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2020		December 31, 2019
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$143,872	$143,872	$155,889	$155,889
Restricted cash	35,807	35,807	6,360	6,360
Principal amount of floating rate debt	449,228	449,228	495,824	495,824

The carrying value of the borrowings under the $495 Million Credit Facility and the $133 Million Credit Facility as of December 31, 2020 and 2019 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans. Refer to Note 7 — Debt for further information regarding the Company’s credit facilities. The carrying amounts of the Company’s other financial instruments as of December 31, 2020 and 2019 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third party quotes, which are based off of various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the years ended December 31, 2020, 2019 and 2018, the vessels assets for 30, five and ten of the Company’s vessels, respectively, were written down as part of the impairment recorded during the years ended December 31, 2020, 2019 and 2018, respectively.   The vessels held for sale and vessels held for exchange as of December 31, 2020 and 2019 were written down as part of the impairment recorded during the years ended December

31, 2020 and 2019, respectively. Refer to “Impairment of long-lived assets,” “Vessels held for sale” and “Vessels held for exchange” sections in Note 2 — Summary of Significant Accounting Policies.

Nonrecurring fair value measurements also include impairment tests conducted by the Company during the years ended December 31, 2020 and 2019 of its operating lease right-of use asset.  The fair value determination for the operating lease right-of-use asset was based on third party quotes, which is considered a Level 2 input.  During the year ended December 31, 2020, there was no impairment of the operating lease right-of-use assets. During the year ended December 31, 2019, the operating lease right-of-use asset was written down as part of the impairment of right-of-use asset recorded during the year ended December 31, 2019.  Refer to Note 13 — Leases.

The Company did not have any Level 3 financial assets or liabilities as of December 31, 2020 and 2019.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2020	2019
Vessel stores	$501	$638
Capitalized contract costs	1,669	1,952
Prepaid items	2,998	2,870
Insurance receivable	1,917	2,039
Advance to agents	1,466	1,162
Other	2,305	1,388
Total prepaid expenses and other current assets	$10,856	$10,049

10 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2020	2019
Fixed assets, at cost:
Vessel equipment	$6,188	$7,288
Furniture and fixtures	443	467
Leasehold improvements	1,369	100
Computer equipment	659	275
Total costs	8,659	8,130
Less: accumulated depreciation and amortization	(2,266)	(2,154)
Total fixed assets, net	$6,393	$5,976

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Accounts payable	$11,864	$26,040
Accrued general and administrative expenses	3,258	4,105
Accrued vessel operating expenses	7,671	19,459
Total accounts payable and accrued expenses	$22,793	$49,604

12 – VOYAGE REVENUES

Total voyage revenues includes revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2020, 2019 and 2018, the Company earned $355,560, $389,496 and $367,522 of voyage revenue, respectively.

On January 1, 2018, the Company adopted the revenue recognition guidance under ASC 606 (refer to Note 2 — Summary of Significant Accounting Policies) using the modified retrospective method applied to contracts that were not completed as of January 1, 2018.

As a result of the adoption of the new revenue recognition guidance on January 1, 2018, the Company recorded a net increase to the opening accumulated deficit of $659 for the cumulative impact of adopting the new guidance.  The impact related primarily to the change in accounting for spot market voyage charters.  Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the latter of when the vessel departed from its last discharge port and when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port.  As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606.  Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port, in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered-in.  The fuel consumption and any port expenses incurred prior to arrival at the load port during this period is capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses.  Similarly, for any third party vessels that are chartered-in, the charter hire expenses during this period are capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses. Refer also to Note 9 — Prepaid Expenses and Other Current Assets.

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

Total voyage revenue recognized in the Consolidated Statements of Operations includes the following:

	For the Years Ended
	December 31,
	2020	2019	2018
Lease revenue	$78,402	$108,096	$168,392
Spot market voyage revenue	277,158	281,400	199,130
Total voyage revenues	$355,560	$389,496	$367,522

13 – LEASES

Effective April 4, 2011, the Company entered into a seven-year sub-sublease agreement for its main office in New York, New York. The term of the sub-sublease commenced June 1, 2011 and ended on May 1, 2018. The Company entered into a direct lease with the over-landlord of such office space that commenced immediately upon the expiration of such sub-sublease agreement, for a term covering the period from May 1, 2018 to September 30, 2025. For accounting purposes, the sub-sublease agreement and direct lease agreement with the landlord constitute one lease agreement.

In addition, during October 2017, the Company entered into a lease for office space in Singapore that expired in January 2019. A lease was signed for a new office space in Singapore effective January 17, 2019 for a three-year term.

Lastly, during July 2018, the Company entered into a lease for office space in Copenhagen, which commenced on July 1, 2018 and ended on April 30, 2019. A lease was signed for a new office space in Copenhagen effective May 1, 2019 for a minimum period ending May 1, 2023.

The Company adopted ASC 842 using the transition method on January 1, 2019 (refer to Note 2 — Summary of Significant Accounting Policies) and has identified the aforementioned leases as operating leases. Variable rent expense, such as utilities and escalation expenses, are excluded from the determination of the operating lease liability and the Company has deemed these insignificant. The Company used its incremental borrowing rate as the discount rate under ASC 842 since the rate implicit in the lease cannot be readily determined.

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was a free base rental period for the first four and a half months commencing on July 26, 2019. Following the expiration of the free base rental period, the monthly base sublease income will be $102 per month until September 29, 2025. The sublease income for the portion of the leased space is less than the lease payments due for the space, which has been identified as an indicator of impairment under ASC 360. As such, the right-of-use asset for the subleased portion of the space was written down to its fair value during the second quarter of 2019 which resulted in $223 of impairment charges which has been recorded in Impairment of right-of-asset in the Consolidated Statement of Operations during the year ended December 31, 2019. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Consolidated Statements of Operations. There was $1,223 and $72 of sublease income recorded during the years ended December 31, 2020 and 2019, respectively. There was no sublease income recorded for this sublease agreement during the year ended December 31, 2018.

There was $1,912 and $1,884 of operating lease costs recorded during the years ended December 31, 2020 and 2019, respectively, which was recorded in General and administrative expenses in the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of December 31, 2020 is as follows:

December 31,
2020
Operating Lease:
Operating lease right-of-use asset	$6,882

Current operating lease liabilities	$1,765
Long-term operating lease liabilities	8,061
Total operating lease liabilities	$9,826

Weighted average remaining lease term (years)	4.75
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of December 31, 2020 are as follows:

December 31,
2020
2021	$2,230
2022	2,230
2023	2,378
2024	2,453
2025	1,839
Total lease payments	11,130
Less imputed interest	(1,304)
Present value of lease liabilities	$9,826

Consolidated Cash Flow information related to leases are as follows:

	For the Year Ended
	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$2,230	$2,230

Under the previous leasing guidance under ASC 840, rent expense pertaining to this lease for the year ended December 31, 2018 was $1,808.

During the second quarter of 2018, the Company began chartering-in third-party vessels.  Under ASC 842, the Company is the lessee in these agreements.  The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the years ended December 31, 2020, 2019 and 2018, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the years ended December 31, 2020, 2019 and 2018 for these charter-in agreements.

14 - COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 36 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels, $0.6 million for Supramax vessels and $0.5 million for Handysize vessels. These costs will be capitalized and depreciated over the remainder of the life of the vessel.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $17,009 and $12,783 in Vessel assets in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively, related to BWTS additions.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels. The Company completed scrubber installation on 16 of its Capesize vessels during the year ended December 31, 2019 and the remaining Capesize vessel on January 17, 2020. The cost of each scrubber varied according to the specifications of the Company’s vessels and technical aspects of the installation, among other variables. These costs are being capitalized and depreciated over the remainder of the life of the vessel. The Company recorded cumulatively $42,728 and $41,270 in Vessel assets in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively, related to scrubber additions. The Company has entered into an amendment to the $495 Million Credit Facility to provide financing to cover a portion of these expenses, refer to Note 7 — Debt for further information.

15 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to U.S. based full-time employees who meet the plan’s eligibility requirements. This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching $1.17 for each dollar contributed up to the first six percent of each employee’s salary. The matching contribution vests immediately. For the years ended December 31, 2020, 2019 and 2018, the Company’s matching contributions to this plan were $473, $399 and $380, respectively.

16 - STOCK-BASED COMPENSATION

2014 Management Incentive Plan

In 2014, the Company adopted the Genco Shipping & Trading Limited 2014 Management Incentive Plan (the “MIP”). An aggregate of 966,806 shares of Common Stock were available for award under the MIP. Awards under the MIP took the form of restricted stock grants and three tiers of MIP Warrants with staggered strike prices based on increasing equity values. On August 7, 2014, pursuant to the MIP, certain individuals were granted MIP Warrants whereby each warrant could be converted on a cashless basis for the amount in excess of the respective strike price. The MIP Warrants were issued in three tranches for 238,066, 246,701, and 370,979 and had exercise prices, as adjusted for dividends declared during the fourth quarter of 2019 and the first quarter of 2020, of $240.89221 (the “$240.89 Warrants”), $267.11051 (the “$267.11 Warrants”) and $317.87359 (the “$317.87 Warrants”) per whole share, respectively. The fair value of each warrant upon emergence from bankruptcy was $7.22 for the $240.89 Warrants, $6.63 for the $267.11 Warrants and $5.63 for the $317.87 Warrants. The aggregate fair value of these awards upon issuance was $54,436.

All warrants were fully vested and the related expense was fully amortized as of January 1, 2018 and expired on August 7, 2020.

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

On March 23, 2017, the Board of Directors approved an amendment and restatement of the 2015 Plan (the “Amended 2015 Plan”).  This amendment and restatement increased the number of shares available for awards under the plan from 400,000 to 2,750,000, subject to shareholder approval; set the annual limit for awards to non-employee directors and other individuals as 500,000 and 1,000,000 shares, respectively; and modified the change in control definition.  The Company’s shareholders approved the increase in the number of shares at the Company’s 2017 Annual Meeting of Shareholders on May 17, 2017. As of December 31, 2020, the Company has awarded restricted stock units, restricted stock and stock options under the Amended 2015 Plan.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2020	2019	2018
General and administrative expenses	$787	$850	$731

Amortization of the unamortized stock-based compensation balance of $490 as of December 31, 2020 is expected to be $367, $111 and $12 during the years ended December 31, 2021, 2022 and 2023, respectively.  The following table summarizes the unvested option activity for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020			2019			2018
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average	Number	Average	Average
	of	Exercise	Fair	of	Exercise	Fair	of	Exercise	Fair
	Options	Price	Value	Options	Price	Price	Options	Price	Price
Outstanding as of January 1 - Unvested	322,279	$9.41	4.72	166,942	$13.01	7.25	88,667	$11.13	6.41
Granted	344,568	7.06	2.01	240,540	8.33	3.76	122,608	13.69	7.55
Exercisable	(119,923)	9.87	5.05	(85,203)	12.36	6.96	(44,333)	11.13	6.41
Exercised	—	—	—	—	—	—	—	—	—
Forfeited	(3,378)	8.07	3.76	—	—	—	—	—	—

Outstanding as of December 31 - Unvested	543,546	$7.83	$2.94	322,279	$9.41	$4.72	166,942	$13.01	$7.25

The following table summarizes certain information about the options outstanding as of December 31, 2020:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2020			December 31, 2020
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$8.86	543,546	$7.83	4.72	293,792	$10.78	3.01

As of December 31, 2020 and 2019, a total of 837,338 and 496,148 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of December 31, 2020 and 2019, 373,588 and 326,247 shares, respectively, of the Company’s common stock were outstanding in respect of the RSUs. Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the Amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding as of January 1	162,096	$9.26	149,170	$12.42	220,129	$11.01
Granted	221,903	6.80	140,914	8.50	51,704	14.84
Vested	(83,675)	9.07	(127,988)	12.10	(122,663)	10.92
Forfeited	(1,490)	8.39	—	—	—	—

Outstanding as of December 31	298,834	$7.49	162,096	$9.26	149,170	$12.42

The total fair value of the RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $550, $1,235 and $1,694, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2020:

Unvested RSUs			Vested RSUs
December 31, 2020			December 31, 2020
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
298,834	$7.49	1.59	505,898	$11.07

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of December 31, 2020, unrecognized compensation cost of $849 related to RSUs will be recognized over a weighted-average period of 1.59 years.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2020	2019	2018
General and administrative expenses	$1,239	$1,207	$1,489

Restricted Stock

Under the 2015 Plan, grants of restricted common stock issued to executives ordinarily vest ratably on each of the three anniversaries of the determined vesting date. As of December 31, 2020, all restricted stock awards under the 2015 Plan were vested. The table below summarizes the Company’s nonvested stock awards for the year ended December 31, 2018 that were issued under the 2015 Plan:

For the Year Ended December 31,
2018
Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding as of January 1	6,802	$5.20
Granted	—	—
Vested	(6,802)	5.20
Forfeited	—	—

Outstanding as of December 31	—	$—

The total fair value of shares that vested under the 2015 Plan during the year ended December 31, 2018 was $60. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized nonvested stock amortization expense for the 2015 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2020	2019	2018
General and administrative expenses	$—	$—	$11

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

	2020
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,
	(3)		(3)	(3)
Voyage Revenues	$98,336	$74,206	$87,524	$95,495
Operating loss	(113,415)	(13,104)	(15,666)	(61,151)

Net loss	(120,350)	(18,204)	(21,098)	(65,921)

Net loss per share - basic (1)	$(2.87)	$(0.43)	$(0.50)	$(1.57)
Net loss per share - diluted (1)	$(2.87)	$(0.43)	$(0.50)	$(1.57)
Dividends declared per share	$0.175	$0.02	$0.02	$0.02
Weighted average common shares outstanding - basic	41,866,357	41,900,901	41,928,682	41,933,926
Weighted average common shares outstanding - diluted	41,866,357	41,900,901	41,928,682	41,933,926

	2019
	Quarter Ended (2)
(In thousands, except share and per share amounts)	March 31,	June 30,	September 30,	December 31,

Voyage Revenues	$93,464	$83,550	$103,776	$108,705
Operating (loss) income	(882)	(27,309)	(7,772)	7,560

Net (loss) income	(7,801)	(34,476)	(14,591)	882

Net (loss) earnings per share - basic (1)	$(0.19)	$(0.83)	$(0.35)	$0.02
Net (loss) earnings per share - diluted (1)	$(0.19)	$(0.83)	$(0.35)	$0.02
Dividends declared per share	$—	$—	$—	$0.50
Weighted average common shares outstanding - basic	41,726,106	41,742,301	41,749,200	41,832,942
Weighted average common shares outstanding - diluted	41,726,106	41,742,301	41,749,200	41,989,553
(1)	Amounts may not total to annual loss because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

(2)	Amounts may not total to annual amounts for the years ended December 31, 2020 and 2019 as reported in the Consolidated Statements of Operations due to rounding.

(3)	During the quarters ended March 31, 2020, September 30, 2020 and December 31, 2020, the Company recorded $112,814, $21,896 and $74,225 of Impairment of vessel assets, respectively.

19 - SUBSEQUENT EVENTS

On February 24, 2021, the Company announced a regular quarterly dividend of $0.02 per share to be paid on or about March 17, 2021, to shareholders of record as of March 10, 2021.  The aggregate amount of the dividend is expected to be approximately $0.8 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On February 23, 2021, the Company’s Board of Directors awarded grants of 103,599 RSUs and options to purchase 118,552 shares of the Company’s stock at an exercise price of $9.91 to certain individuals under the 2015 Plan.  The awards generally vest ratably in one-third increments on the first three anniversaries of February 23, 2021.

On January 28, 2021 and February 20, 2021, the Company took delivery of the Genco Vigilant and the Genco Freedom, respectively, both 2015-built Ultramax vessels. On January 30, 2021 and February 2, 2021, the Company completed the exchange of the Baltic Cove and Baltic Fox, respectively, both 2010-built Handysize vessels. Additionally, on February 15, 2021, February 21, 2021 and February 24, 2021, the Company completed the exchange of the Genco Spirit, the Genco Avra and the Genco Mare, respectively, all 2011-built Handysize vessels. These vessels were exchanged pursuant to an agreement entered into by the Company on December 17, 2020 whereby the Company is to acquire three Ultramax vessels in exchange for six Handysize vessels. Refer also to Note 4 — Vessel Acquisitions and Dispositions.

On January 25, 2021, the Company entered into an agreement to sell the Baltic Leopard, a 2009-built Supramax vessel, to a third party for $8,000 less a 2.0% commission payable to a third party. The sale of the vessel is expected to be completed during the second quarter of 2021. Refer to Note 2 — Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the year ended December 31, 2020.

On January 22, 2021, the Company entered into an agreement to sell the Genco Lorraine, a 2009-built Supramax vessel, to a third party for $7,950 less a 2.5% commission payable to a third party. The sale of the vessel is expected to be completed during the second quarter of 2021. Refer to Note 2 — Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the year ended December 31, 2020.

On January 4, 2021, the Company completed the sale of the Baltic Panther, a 2009-built Supramax vessel, to a third party for $7,510 less a 3.0% commission payable to a third party. Additionally, on January 15, 2021, the Company completed the sale of the Baltic Hare, a 2009-built Handysize vessel, to a third party for $7,750 less a 2.0% commission payable to a third party. Lastly, on February 24, 2021, the Company completed the sale of the Baltic Cougar, a 2009-built Supramax vessel, to a third party for $7,600 less a 3.0% commission payable to a third party. The vessel assets for the Baltic Panther, Baltic Hare and Baltic Cougar have been classified as held for sale in the Consolidated Balance as of December 31, 2020 at their estimated net realizable value. Refer also to Note 4 — Vessel Acquisitions and Dispositions. The Company expects to record additional losses on the sale of these vessels of approximately $500 to $700 during the first quarter of 2021, primarily related to the impact of bunkers and lube oil on board and other incidental costs.

These vessels served as collateral under the $495 Million Credit Facility, therefore, $4,515, $4,806 and $4,515 of the net proceeds received from the sale of the Baltic Panther, the Baltic Hare and the Baltic Cougar, respectively, will remain classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment. Additionally, on February 18, 2021, the Company made a $3,471 loan prepayment for the Genco Charger in accordance with these terms under the $495 Million Credit Facility.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 68 - 69 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

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
February 24, 2021

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020 (the “2021 Proxy Statement”) Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference to the text set forth in the 2021 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2021 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2021 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2021 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2021 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(6)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(7)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(8)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(9)

3.7	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(10)

3.8	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

3.9	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(11)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

4.3	Description of Genco Shipping & Trading Limited’s Common Stock.(13)

10.1	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.2	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.3	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.4	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.5	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(18)

10.6	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(15)

Exhibit	Document
10.7	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(15)

10.8	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.9	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Centerbridge Partners, L.P. or its affiliates.(17)

10.10	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Strategic Value Partners, LLC or its affiliates.(17)

10.11	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds managed by affiliates of Apollo Global Management, LLC.(17)

10.12	Purchase Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and the parties listed as Investors therein.(17)

10.13

Senior Secured Term Loan Facility, dated November 10, 2016, by and among Genco Shipping & Trading Limited, Nordea Bank Finland plc, New York Branch, as administrative agent, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, BNP Paribas, and Nordea Bank Finland plc, New York Branch, as bookrunners and lead arrangers, in an aggregate principal amount of up to $400,000,000 (the “New $400 Million Facility”)(18)

10.14

Amending and Restating Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited, the borrowers and financial institutions listed therein, Genco Holdings Limited, and Hayfin Services LLP, as agent and security agent.(18)

10.15	Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(18)

10.16	Amended and Restated Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(18)

10.17	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(18)

10.18	Letter Agreement dated August 7, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.19	Restricted Stock Unit Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(18)

10.20	Option Grant to John C. Wobensmith dated March 23, 2017.(18)

10.21	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(20)

10.22	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.23	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(20)

Exhibit	Document

10.24	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(20)

10.25	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.26	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(20)

10.27	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Arthur L. Regan.(21)

10.28	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.29	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Apostolos Zafolias.(21)

10.30	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Joseph Adamo.(21)

10.31	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Arthur L. Regan.(21)

10.34	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.35	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Apostolos Zafolias.(21)

10.36	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Joseph Adamo.(21)

10.37

Up to US$460,000,000 Senior Secured Credit Agreement dated May 31, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S, as Bookrunners and as Mandated Lead Arrangers, and Nordea Bank AB (publ), New York Branch as Administrative Agent (the “$460 Million Credit Agreement”).(11)

10.38	Form of Director Restricted Stock Unit Agreement dated as of May 15, 2019.(13)

10.39	Amendment to Restricted Stock Unit Agreements Pursuant to the Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(13)

10.40

Up to US$108,000,000 Senior Secured Credit Agreement dated August 14, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Crédit Agricole Corporate & Investment Bank, as Structurer and Bookrunner, Crédit Agricole Corporate & Investment Bank and Skandinaviska Enskilda Banken AB (Publ) as Mandated Lead Arrangers and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent. (22)

Exhibit	Document
10.41

Amendment and Restatement Agreement dated as of February 28, 2019 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Delayed Draw Term Loan Lenders party thereto, the other Lenders party thereto, and Nordea Bank ABP, New York Branch, as Mandated Lead Arranger, Bookrunner, Administrative Agent, and Security Agent, pertaining to the $460 Million Credit Agreement.(23)

10.42

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent.(24)

10.43

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Crédit Agricole Corporate And Investment Bank, as Administrative Agent and Security Agent.(24)

10.44	Genco Annual Incentive Plan adopted March 4, 2019.(23)

10.45	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Arthur L. Regan.(25)

10.46	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(25)

10.47	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Apostolos Zafolias.(25)

10.48	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(25)

10.49	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Robert Hughes.(25)

10.50	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Arthur L. Regan.(25)

10.51	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(25)

10.52	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Apostolos Zafolias.(25)

10.53	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(25)

10.54	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Robert Hughes.(25)

10.55

Letter Amendment dated as of April 29, 2020 by and among Genco Shipping & Trading Limited as Borrower, Nordea Bank ABP, New York Branch, as Administrative Agent, and Security Agent, and the Lenders party thereto, pertaining to the $495 Million Credit Facility.(26)

Exhibit	Document
10.56

Letter Amendment dated as of April 29, 2020 by and among Genco Shipping & Trading Limited as Borrower, Credit Agricole Corporate and Investment Bank, as Administrative Agent and Security Agent, and the Lenders party thereto, pertaining to the $133 Million Credit Facility.(26)

10.57

Fourth Amendment to Amended and Restated Credit Agreement dated as of June 5, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(26)

10.58

Amendment and Restatement Agreement dated as of June 11, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Revolving Lenders and other lenders party thereto, and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent, pertaining to the $133 Million Credit Facility.(27)

10.59

Fifth Amendment to Amended and Restated Credit Agreement dated as of December 17, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(*)

10.60

Letter Amendment to Amended and Restated Credit Agreement dated as of January 18, 2021 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(*)

10.61	Form of Director Restricted Stock Unit Agreement dated as of July 15, 2020 (26)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)   Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2020.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 10, 2016.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2016.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2018.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2018.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2019.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2020.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2020.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2021.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 24, 2021.

SIGNATURE	TITLE

/s/ John C. Wobensmith	CHIEF EXECUTIVE OFFICER AND PRESIDENT
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Apostolos Zafolias	CHIEF FINANCIAL OFFICER
Apostolos Zafolias	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ Arthur L. Regan	CHAIRMAN OF THE BOARD AND DIRECTOR
Arthur L. Regan

/s/ James G. Dolphin	DIRECTOR
James G. Dolphin

/s/ Kathleen C. Haines	DIRECTOR
Kathleen C. Haines

/s/ Kevin Mahony	DIRECTOR
Kevin Mahony

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Jason Scheir	DIRECTOR
Jason Scheir

/s/ Bao D. Truong	DIRECTOR
Bao D. Truong