Form 10-Q
period 2021-03-31
GENCO SHIPPING & TRADING LTD
filed 2021-05-05
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2021: Common stock, par value $0.01 per share — 41,912,432 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$123,191	$143,872
Restricted cash	40,519	35,492
Due from charterers, net of a reserve of $493 and $669, respectively	11,243	12,991
Prepaid expenses and other current assets	13,149	10,856
Inventories	24,148	21,583
Vessels held for sale	15,630	22,408
Total current assets	227,880	247,202

Noncurrent assets:
Vessels, net of accumulated depreciation of $215,970 and $204,201, respectively	924,468	919,114
Vessels held for exchange	—	38,214
Deferred drydock, net of accumulated amortization of $9,377 and $8,124 respectively	14,374	14,689
Fixed assets, net of accumulated depreciation and amortization of $2,664 and $2,266, respectively	6,139	6,393
Operating lease right-of-use assets	6,538	6,882
Restricted cash	315	315
Fair value of derivative instruments	629	—
Total noncurrent assets	952,463	985,607

Total assets	$1,180,343	$1,232,809

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,402	$22,793
Current portion of long-term debt	65,277	80,642
Deferred revenue	7,389	8,421
Current operating lease liabilities	1,788	1,765
Total current liabilities:	98,856	113,621

Noncurrent liabilities:
Long-term operating lease liabilities	7,606	8,061
Contract liability	—	7,200
Long-term debt, net of deferred financing costs of $8,677 and $9,653, respectively	327,064	358,933
Total noncurrent liabilities	334,670	374,194

Total liabilities	433,526	487,815

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,912,432 and 41,801,753 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	419	418
Additional paid-in capital	1,713,082	1,713,406
Accumulated other comprehensive income	161	—
Accumulated deficit	(966,845)	(968,830)
Total equity	746,817	744,994
Total liabilities and equity	$1,180,343	$1,232,809

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Voyage revenues	$87,591	$98,336

Total revenues	87,591	98,336

Operating expenses:
Voyage expenses	35,074	48,368
Vessel operating expenses	19,046	21,813
Charter hire expenses	5,435	3,075
General and administrative expenses (inclusive of nonvested stock amortization expense of $522 and $481, respectively)	6,102	5,767
Technical management fees	1,464	1,854
Depreciation and amortization	13,441	17,574
Impairment of vessel assets	—	112,814
Loss on sale of vessels	720	486

Total operating expenses	81,282	211,751

Operating income (loss)	6,309	(113,415)

Other income (expense):
Other income (expense)	146	(584)
Interest income	71	594
Interest expense	(4,541)	(6,945)

Other expense, net	(4,324)	(6,935)

Net income (loss)	$1,985	$(120,350)

Net earnings (loss) per share-basic	$0.05	$(2.87)
Net earnings (loss) per share-diluted	$0.05	$(2.87)
Weighted average common shares outstanding-basic	41,973,782	41,866,357
Weighted average common shares outstanding-diluted	42,276,380	41,866,357

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2021 and 2020

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Net income (loss)	$1,985	$(120,350)

Other comprehensive income	161	—

Comprehensive income (loss)	$2,146	$(120,350)

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2021 and 2020

(U.S. Dollars in Thousands)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total Equity
Balance — January 1, 2021	$418	$1,713,406	$—	$(968,830)	$744,994

Net income				1,985	1,985

Other comprehensive income			161		161

Issuance of shares due to vesting of RSUs and exercise of options	1	(1)			—

Cash dividends declared ($0.02 per share)		(845)			(845)

Nonvested stock amortization		522			522

Balance — March 31, 2021	$419	$1,713,082	$161	$(966,845)	$746,817

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total Equity
Balance — January 1, 2020	$417	$1,721,268	$—	$(743,257)	$978,428

Net loss				(120,350)	(120,350)

Issuance of shares due to vesting of RSUs, net of forfeitures	1	(1)			—

Cash dividends declared ($0.175 per share)		(7,363)			(7,363)

Nonvested stock amortization		481			481

Balance — March 31, 2020	$418	$1,714,385	$—	$(863,607)	$851,196

See accompanying notes to condensed consolidated financial statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,985	$(120,350)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,441	17,574
Amortization of deferred financing costs	976	951
Right-of-use asset amortization	344	337
Amortization of nonvested stock compensation expense	522	481
Impairment of vessel assets	—	112,814
Loss on sale of vessels	720	486
Amortization of premium on derivative	69	—
Interest rate cap premium payment	(240)	—
Insurance proceeds for protection and indemnity claims	41	101
Change in assets and liabilities:
Decrease (increase) in due from charterers	1,748	(1,303)
Increase in prepaid expenses and other current assets	(2,692)	(1,074)
Increase in inventories	(2,565)	(2,134)
Increase (decrease) in accounts payable and accrued expenses	1,548	(9,916)
(Decrease) increase in deferred revenue	(1,032)	1,191
Decrease in operating lease liabilities	(432)	(412)
Deferred drydock costs incurred	(939)	(2,784)
Net cash provided by (used in) operating activities	13,494	(4,038)

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(1,190)	(273)
Purchase of scrubbers (capitalized in Vessels)	(41)	(7,778)
Purchase of other fixed assets	(152)	(1,039)
Net proceeds from sale of vessels	21,272	14,510
Insurance proceeds for hull and machinery claims	61	157
Net cash provided by investing activities	19,950	5,577

Cash flows from financing activities:
Repayments on the $133 Million Credit Facility	(22,740)	(1,580)
Proceeds from the $495 Million Credit Facility	—	11,250
Repayments on the $495 Million Credit Facility	(25,470)	(16,660)
Cash dividends paid	(888)	(7,290)
Net cash used in financing activities	(49,098)	(14,280)

Net decrease in cash, cash equivalents and restricted cash	(15,654)	(12,741)

Cash, cash equivalents and restricted cash at beginning of period	179,679	162,249
Cash, cash equivalents and restricted cash at end of period	$164,025	$149,508

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

At March 31, 2021, the Company’s fleet consists of 41 drybulk vessels, including 17 Capesize drybulk carriers, nine Ultramax drybulk carriers and 15 Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,422,300 dwt and an average age of approximately 10.3 years.

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

At present, it is not possible to ascertain any future impact of COVID-19 on the Company’s operational and financial performance, which may take some time to materialize and may not be fully reflected in the results for 2021.  However, an increase in the severity or duration or a resurgence of the COVID-19 pandemic, any potential variants and the timing of wide-scale vaccine distribution could have a material adverse effect on the Company’s business, results of operations, cash flows, financial condition, the carrying value of the Company’s assets, the fair values of the Company’s vessels, and the Company’s ability to pay dividends.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”). The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2021.

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

Cash, cash equivalents and restricted cash

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

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$123,191	$143,872
Restricted cash - current	40,519	35,492
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$164,025	$179,679

Vessels held for sale

The Company’s Board of Directors has approved a strategy of divesting specifically identified older, less fuel-efficient vessels as part of a fleet renewal program to streamline and modernize the Company’s fleet.

On January 22, 2021 and January 25, 2021, the Company entered into agreements to sell the Genco Lorraine and the Baltic Leopard. The relevant vessels assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2021. The Baltic Leopard was sold on April 8, 2021 and the Genco Lorraine is expected to be sold during the second quarter of 2021. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

On November 3, 2020, November 27, 2020 and November 30, 2020, the Company entered into agreements to sell the Baltic Panther, the Baltic Hare and the Baltic Cougar, respectively. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2020. The Baltic Panther, the Baltic Hare and the Baltic Cougar were sold on January 4, 2021, January 15, 2021 and February 24, 2021, respectively.

Vessels held for exchange

The vessel assets for the remaining five vessels to be exchanged as part of an agreement entered into by the Company on December 17, 2020 have been classified as vessels held for exchange in the Condensed Consolidated Balance Sheet as of December 31, 2020 in the amount of $38,214, after recognition of impairment. This includes the vessel assets for the Baltic Cove, the Baltic Fox, the Genco Avra, the Genco Mare and the Genco Spirit. These vessels were exchanged during the first quarter of 2021. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. Refer to Note 11 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (gain) loss of ($493) and $841 during the three months ended March 31, 2021 and 2020, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three months ended March 31, 2021 and 2020, the Company recorded $0 and $112,814, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).

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

Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of certain aforementioned vessels.

Loss on sale of vessels

During the three months ended March 31, 2021, the Company recorded a net loss of $720 related to the sale of vessels. The net loss of $720 recorded during the three months ended March 31, 2021 related primarily to the sale of the Baltic Panther, Baltic Hare and Baltic Cougar, as well as net losses associated with the exchange of the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. During the three months ended March 31, 2020, the Company recorded a net loss of $486 related to the sale of vessels. The net loss of $486 recorded during the three months ended March 31, 2020 related primarily to the sale of the Genco Charger and Genco Thunder. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”)” which provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) –

Scope (“ASU 2021-01”),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modification made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modification made on or before December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its condensed consolidated financial statements and related disclosures.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2021, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $975 for the Purchase of vessels and ballast water treatment systems, including deposits, $17 for the Purchase of Scrubbers, $154 for the Purchase of other fixed assets and $61 for the Net proceeds from sale of vessels. For the three months ended March 31, 2021, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $71 for Cash dividends payable.

For the three months ended March 31, 2020, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,950 for the Purchase of scrubbers, $1,314 for the Purchase of vessels and ballast water treatment systems, including deposits, $548 for the Purchase of other fixed assets and $196 for the Net proceeds from sale of vessels. For the three months ended March 31, 2021, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $97 for Cash dividends payable.

During the three months ended March 31, 2021 and 2020, cash paid for interest was $3,583 and $6,051, respectively.

During the three months ended March 31, 2021 and 2020, there was no cash paid for income taxes.

During the three months ended March 31, 2021, the Company made a reclassification of $15,630 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Baltic Leopard and Genco Lorraine prior to March 31, 2021.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the three months ended March 31, 2020, the Company made a reclassification of $23,129 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Baltic Wind, Baltic Breeze and Genco Bay prior to March 31, 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

On February 23, 2021, the Company issued 103,599 restricted stock units and options to purchase 118,552 shares of the Company’s stock at an exercise price of $9.91 to certain individuals. The fair value of these restricted stock units and stock options were $1,027 and $513, respectively.

On February 25, 2020, the Company issued 173,749 restricted stock units and options to purchase 344,568 shares of the Company’s stock at an exercise price of $7.06 to certain individuals. The fair value of these restricted stock units and stock options were $1,227 and $693, respectively.

Refer to Note 14 — Stock-Based Compensation for further information regarding the aforementioned grants.

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$557	$557

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Exchange

On December 17, 2020, the Company entered into an agreement to acquire three Ultramax vessels in exchange for six Handysize vessels for a fair value of $46,000 less a 1.0% commission payable to a third party. The Genco Magic, a 2014-built Ultramax vessel, and the Genco Vigilant and the Genco Freedom, both 2015-built Ultramax vessels, were delivered to the Company on December 23, 2020, January 28, 2021 and February 20, 2021, respectively. The Genco Ocean, the Baltic Cove and the Baltic Fox, all 2010-built Handysize vessels, were delivered to the buyers on December 29, 2020, January 30, 2021 and February 2, 2021, respectively. The Genco Spirit, the Genco Avra and the Genco Mare, all 2011-built Handysize vessels, were delivered to the buyers on February 15, 2021, February 21, 2021 and February 24, 2021, respectively. As of December 31, 2020, the vessel assets for the Baltic Cove, the Baltic Fox, the Genco Avra, the Genco Mare and the Genco Spirit have been classified as held for exchange in the Condensed Consolidated Balance Sheet.

Vessel Dispositions

On January 25, 2021, the Company entered into an agreement to sell the Baltic Leopard, a 2009-built Supramax vessel, to a third party for $8,000 less a 2.0% commission payable to a third party. The sale was completed on April 8, 2021. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2021.

On January 22, 2021, the Company entered into an agreement to sell the Genco Lorraine, a 2009-built Supramax vessel, to a third party for $7,950 less a 2.5% commission payable to a third party. The sale is expected to be completed during the second quarter of 2021. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2021.

During November 2020, the Company entered into agreements to sell the Baltic Cougar, the Baltic Hare and the Baltic Panther. These vessels have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2020. The sale of the Baltic Hare, Baltic Panther and Baltic Cougar were completed on January 15, 2021, January 4, 2021 and February 24, 2021, respectively.

As of March 31, 2021 and December 31, 2020, the Company has recorded $40,519 and $35,492 of restricted cash in the Condensed Consolidated Balance Sheets which represents the net proceeds received from the sale of nine and eight vessels, respectively, that served as collateral under the $495 Million Credit Facility. The net proceeds for each vessel will remain classified as restricted cash for 360 days following the respective sale dates. These amounts can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment.  Refer to Note 7 — Debt for further information.

Refer to the “Impairment of vessel assets” and “Loss on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the net loss on sale of vessels recorded during the three months ended March 31, 2021 and 2020.

5 – NET EARNINGS (LOSS) PER SHARE

The computation of basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings (loss) per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. There were 215,240 restricted stock units and 87,358 stock options that were dilutive during the three months ended March 31, 2021. There were 288,185 restricted stock units and 837,338 stock options excluded from the computation of diluted net loss per share during the three months ended March 31, 2020 because they were anti-dilutive (refer to Note 14 — Stock-Based Compensation).

The Company’s diluted net earnings (loss) per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 14 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock. All MIP Warrants during the three months ended March 31, 2020 were excluded from the computation of diluted net earnings (loss) per share because they were anti-dilutive. The MIP Warrants expired on August 7, 2020. There were 3,936,761 equity warrants excluded from the computation of diluted net earnings (loss) per share during the three months ended March 31, 2021 and 2020 because they were anti-dilutive. The equity warrants expire at 5:00 p.m. on July 9, 2021.

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	41,973,782	41,866,357

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	41,973,782	41,866,357

Dilutive effect of warrants	—	—

Dilutive effect of stock options	87,358	—

Dilutive effect of restricted stock awards	215,240	—

Weighted-average common shares outstanding, diluted	42,276,380	41,866,357

6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2021	2020
Principal amount	$401,018	$449,228
Less: Unamortized debt financing costs	(8,677)	(9,653)
Less: Current portion	(65,277)	(80,642)

Long-term debt, net	$327,064	$358,933

	March 31, 2021		December 31, 2020
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$308,818	$7,381	$334,288	$8,222
$133 Million Credit Facility	92,200	1,296	114,940	1,431

Total debt	$401,018	$8,677	$449,228	$9,653

As of March 31, 2021 and December 31, 2020, $8,677 and $9,653 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheets.

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

On June 5, 2020, the Company entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days. On February 18, 2021 and February 26, 2021, the Company utilized $3,471 and $5,339 of the proceeds from the sale of the Genco Charger and Genco Thunder, respectively, as loan prepayment under these terms. These amounts were classified as restricted cash in the Condensed Consolidated Balance Sheet as of December 31, 2020 and are included in the total debt repayments below.

As a result of the loan prepayments for vessel sales, scheduled amortization payments were recalculated in accordance with the terms of the facility during April 2021. Scheduled amortization payments under the $460 million tranche were revised to $12,400 which will commence on June 30, 2021, with a final payment of $189,605 due on the maturity date.

On December 17, 2020, the Company entered into an amendment to the $495 Million Credit Facility that allowed the Company to enter into a vessel transaction in which the Company agreed to acquire three Ultramax vessels in exchange for six of the Company’s Handysize vessels. Refer to Note 4 — Vessel Acquisitions and Dispositions.

On August 28, 2019, September 23, 2019 and March 12, 2020, the Company made total drawdowns of $9,300, $12,200 and $11,250, respectively, under the $35 million tranche of the $495 Million Credit Facility. As of March 31,

2021, the Company has drawn down a total of $32,750, and this tranche is considered fully drawn. Scheduled quarterly repayments under this tranche are $2,339.

As of March 31, 2021, there was no availability under the $495 Million Credit Facility. Total debt repayments of $25,470 and $16,660 were made during the three months ended March 31, 2021 and 2020 under the $495 Million Credit Facility, respectively.

As of March 31, 2021, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

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

On June 15, 2020, the Company drew down $24,000 under the Revolver of the $133 Million Credit Facility. On March 31, 2021, the Company repaid the remaining $21,160 outstanding balance under the Revolver from this drawdown.

As of March 31, 2021, there was $19,240 availability under the Revolver of the $133 Million Credit Facility. Total debt repayments of $22,740 and $1,580 were made during the three months ended March 31, 2021 and 2020 under the $133 Million Credit Facility, respectively.

As of March 31, 2021, the Company was in compliance with all of the financial covenants under the $133 Million Credit Facility.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended March 31,
	2021	2020
Effective Interest Rate	3.18%	4.76%
Range of Interest Rates (excluding unused commitment fees)	2.61 % to 3.48%	3.45 % to 5.05%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of March 31, 2021, the Company had three interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The three interest rate cap agreements have been designated and qualify as cash flow hedges. The premium paid is recognized in income on a rational basis and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

The following table summarizes the interest rate cap agreements in place as of March 31, 2021.

Interest Rate Cap Detail				Notional Amount Outstanding
				March 31,
Trade date	Cap Rate	Start Date	End Date	2021

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
July 29, 2020	0.75%	July 31, 2020	December 29, 2023	100,000
March 6, 2020	1.50%	March 10, 2020	March 10, 2023	50,000
				$200,000

The Company records the fair value of the interest rate caps as Fair value of derivatives in the non-current asset section on its condensed consolidated balance sheet. The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements.

The Company recorded a $161 gain for the three months ended March 31, 2021. The estimated income that is currently recorded in AOCI as of March 31, 2021 that is expected to be reclassified into earnings within the next twelve months is $167.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Operations

	For the Three Months Ended March 31,
	2021	2020
	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$4,541	$6,945

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$—	$—
Premium excluded and recognized on an amortized basis	69	—
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—

The following table shows the interest rate cap assets as of March 31, 2021:

		March 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2021

Interest rate caps	Fair value of derivative instruments - noncurrent	$629

The components of AOCI included in the accompanying condensed consolidated balance sheet consists of net unrealized gain (loss) on cash flow hedges as of March 31, 2021.

AOCI — January 1, 2021	$—

Amount recognized in OCI on derivative, intrinsic	(97)
Amount recognized in OCI on derivative, excluded	258
Amount reclassified from OCI into income	—

AOCI — March 31, 2021	$161

The

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2021		December 31, 2020
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$123,191	$123,191	$143,872	$143,872
Restricted cash	40,834	40,834	35,807	35,807
Principal amount of floating rate debt	401,018	401,018	449,228	449,228

The carrying value of the borrowings under the $495 Million Credit Facility and the $133 Million Credit Facility as of March 31, 2021 and December 31, 2020 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of March 31, 2021 and December 31, 2020 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements are considered to be a Level 2 item. Refer to Note 8 — Derivative Instruments for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three months ended March 31, 2021. During the three months ended March 31, 2020, the vessel assets for fourteen of the Company’s vessels were written down as part of the impairment recorded during the three months ended March 31, 2020. The vessels held for sale as of March 31, 2021 and December 31, 2020 were written down as part of the impairment recorded during the year ended December 31, 2020. Refer to the “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

Nonrecurring fair value measurements also include impairment tests conducted by the Company during the three months ended March 31, 2021 and 2020 of its operating lease right-of use assets.  The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. During the three months ended March 31, 2021 and 2020, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of March 31, 2021 and December 31, 2020.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Accounts payable	$14,888	$11,864
Accrued general and administrative expenses	1,765	3,258
Accrued vessel operating expenses	7,749	7,671
Total accounts payable and accrued expenses	$24,402	$22,793

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended March 31, 2021 and 2020, the Company earned $87,591 and $98,336 of voyage revenues, respectively.

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

Total voyage revenue recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended
	March 31,
	2021	2020
Lease revenue	$18,900	$19,151
Spot market voyage revenue	68,691	79,185
Total voyage revenues	$87,591	$98,336

12 - LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended March 31, 2021 and 2020. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operation.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three months ended March 31, 2021 and 2020, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 36 of its vessels.  The cost of these systems vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels, $0.6 million for Supramax vessels and $0.5 million for Handysize vessels. These costs are capitalized and depreciated over the remainder of the life of the vessel.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $17,774 and $17,009 in Vessel assets in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively, related to BWTS additions.

14 - STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

On February 23, 2021, the Company issued options to purchase 118,552 of the Company’s shares of common stock to certain individuals with an exercise price of $9.91 per share. One third of the options become exercisable on each of the first three anniversaries of February 23, 2021, with accelerated vesting that may occur following a change in control of the Company, and all unexercised options expire on the sixth anniversary of the grant date. The fair value of each option was estimated on the date of the grant using the Cox-Ross-Rubinstein pricing formula, resulting in a value of $4.33 per share, or $513 in the aggregate. The assumptions used in the Cox-Ross-Rubinstein option pricing formula are as follows: volatility of 60.91% (representing the Company’s historical volatility), a risk-free interest rate of 0.41%, a dividend yield of 0.98%, and expected life of 4 years (determined using the simplified method as outlined in SAB Topic 14 due to lack of historical exercise data).

For the three months ended March 31, 2021 and 2020, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2021	2020
General and administrative expenses	$180	$205

Amortization of the unamortized stock-based compensation balance of $823 as of March 31, 2021 is expected to be expensed $456, $278, $81 and $8 during the remainder of 2021 and during the years ending December 31, 2022,

2023 and 2024, respectively. The following table summarizes the stock option activity for the three months ended March 31, 2021:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2021	837,338	$8.86	4.02
Granted	118,552	9.91	4.33
Exercised	(16,742)	7.47	2.72
Forfeited	—	—	—

Outstanding as of March 31, 2021	939,148	$9.02	$4.08

Exercisable as of March 31, 2021	511,830	$9.84	$5.00

The following table summarizes certain information about the options outstanding as of March 31, 2021:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2021			March 31, 2021
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.02	427,318	$8.04	5.00	511,830	$9.84	3.38

As of March 31, 2021 and December 31, 2020, a total of 939,148 and 837,338 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of March 31, 2021 and December 31, 2020, 478,848 and 373,588 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2021:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2021	298,834	$7.49
Granted	103,870	9.91
Vested	(105,458)	8.29
Forfeited	—	—

Outstanding as of March 31, 2021	297,246	$8.06

The total fair value of the RSUs that vested during the three months ended March 31, 2021 and 2020 was $1,130 and $351, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2021:

Unvested RSUs			Vested RSUs
March 31, 2021			March 31, 2021
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
297,246	$8.06	1.88	611,355	$10.59

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of March 31, 2021, unrecognized compensation cost of $1,534 related to RSUs will be recognized over a weighted-average period of 1.88 years.

For the three months ended March 31, 2021 and 2020, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2021	2020
General and administrative expenses	$342	$276

15 - LEGAL PROCEEDINGS

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

16 – SUBSEQUENT EVENTS

On May 4, 2021, the Company announced a regular quarterly dividend of $0.05 per share to be paid on or about May 25, 2021 to shareholders of record as of May 17, 2021. The aggregate amount of the dividend is expected to be approximately $2.1 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On May 4, 2021, the Company’s Board of Directors awarded grants of 18,428 RSUs to the Chairman of the Board under the 2015 Plan.  The awards generally vest ratably in one-third increments on the first three anniversaries of May 4, 2021.

On April 20, 2021, the Company entered into an agreement to purchase a 2016-built, 64,000 dwt Ultramax vessel for a purchase price of $20,200, to be renamed the Genco Enterprise. The vessel is expected to deliver during the second or third quarter of 2021, and the Company intends to use a combination of cash on hand and debt to finance the purchase. On April 29, 2021, we paid a deposit of $4,040, which is being held in an escrow account until we take delivery of the vessel.

On April 8, 2021, the Company completed the sale of the Baltic Leopard, a 2009-built Supramax vessel, to a third party for $8,000 less a 2.0% commission payable to a third party. The vessel asset for the Baltic Leopard has been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2021 at its estimated net realizable value. This vessel served as collateral under the $495 Million Credit Facility, therefore $4,087 of the net proceeds received from the sale will remain classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2021 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our new dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) our ability to refinance and amend the terms of our credit facilities as contemplated in connection with our new dividend policy; (xxiii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. After the anticipated sale of one of our Supramax vessels and the anticipated acquisition of one Ultramax vessel, our fleet will consist of 40 drybulk vessels, including 17 Capesize drybulk carriers, ten Ultramax drybulk carriers and thirteen Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,379,400 dwt and an average age of approximately 10.2 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 34 - 35 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses primarily on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category and the other vessel classes, including Ultramax, Supramax and Handysize vessels, represent our minor bulk vessel category. On February 24, 2021, we disposed of the last Handysize vessel in our fleet. Our major bulk vessels are primarily used to transport iron ore and coal, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, bauxite, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, our fleet deployment strategy remains weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into longer term time charter contracts.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Drawing on one of the strongest balance sheets in the drybulk industry, in April 2021 we announced a new comprehensive value strategy. Specifically, we intend to use a phased in approach to further reduce our debt and refinance our current credit facilities in order to lower our cash flow breakeven levels and position us to pay a sizeable quarterly dividend across diverse market environments. Utilizing this approach, we maintain significant flexibility to grow the fleet through accretive vessel acquisitions. We are targeting the fourth quarter of 2021 results for our anticipated first dividend under our new corporate strategy, which would be payable in the first quarter of 2022.

In implementing this strategy, we will focus on the following specific priorities for the remainder of 2021:

●	Continue to pay down debt through regularly scheduled quarterly repayments and prepayments from a combination of cash flow generation and cash on the balance sheet;
●	Opportunistically grow the fleet on a low levered basis utilizing proceeds from previous vessel sales; and
●	Refinance credit facilities to increase flexibility, improve key terms and lower cash flow breakeven rates

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, working from home, supply chain logistical changes, and closure of non-essential businesses. This led to a significant slowdown in overall economic activity levels globally and a decline in demand for certain of the raw materials that our vessels transport.

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In particular, earlier in 2020, the COVID-19 pandemic resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities. The pandemic resulted in a 6.8% contraction in China’s GDP during the first quarter of 2020, with the most significant impact occurring in January and February. Since March 2020, China’s economy has substantially improved, as various economic indicators such as fixed asset investment and industrial production rose as compared to the previous months of the year, which led to GDP growth of 3.2%, 4.9% and 6.5% during the second, third and fourth quarters of 2020, respectively. However, economic activity levels in regions outside of China declined significantly beginning in the first quarter of 2020 and continuing into the second quarter of the year due to various forms of nationwide shutdowns being imposed to prevent the spread of COVID-19. India, Japan, Europe and the U.S., which are important drivers of demand for drybulk trade, saw meaningful contractions in economic output in 2020. Several economies around the world gradually eased measures taken earlier in 2020 resulting in improved activity levels from earlier year lows. The impact of the economic contraction remains highly dependent on the trajectory of COVID-19, potential variants and the timing of wide-scale vaccine distribution, which remains uncertain.

While global economic activity levels, led by China, have improved, the outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by governments around the world in response to it. Drybulk commodities that are closely tied to global GDP growth, such as coal and various minor bulk cargoes, experienced reduced trade flows in 2020 due to lower end user demand resulting from a decline in global economic activity. As countries worldwide gradually reopened their respective economies in mid-2020, trade flows and demand for raw materials increased, particularly during the second half of 2020. This demand has continued so far in 2021 to date. Drybulk spot freight rates increased off of the year to date lows towards the end of the second quarter and remained firm in the second half of 2020. In 2021 to date, spot rates for Capesize vessels have experienced their best first quarter since 2014, while Supramax rates have exceeded $20,000 per day, marking the highest point since 2010. During the fourth quarter of 2020 and early 2021, there has been a resurgence of the virus in some European countries, Brazil and the U.S. that may impact the sustainability of this recovery in addition to drybulk specific seasonality described in further detail below.

As our vessels trade commodities globally, we have taken measures to safeguard our crew and work toward preventing the spread of COVID-19. Crew members have received gloves, face masks, hand sanitizer, goggles and handheld thermometers. Genco requires its vessel crews to wear masks when in contact with other individuals who board the vessel. We continue to monitor the Centers for Disease Control and Prevention (the “CDC”) and the WHO guidelines and are also limiting access of shore personnel boarding our vessels. Specifically, no shore personnel with fever or respiratory symptoms are allowed on board, and those that are allowed on board are restricted to designated areas that are thoroughly cleaned after their use. Face masks are also provided to shore personnel prior to boarding a vessel. Precautionary materials are posted in common areas to supplement safety training while personal hygiene best practices are strongly encouraged on board.

We have implemented protocols with regard to crew rotations to keep our crew members safe and healthy which includes polymerase chain reaction (PCR) antibody testing as well as a 14-day quarantine period prior to boarding a vessel. Genco is enacting crew changes where permitted by regulations of the ports and of the country of origin of the mariners, in addition to strict protocols that safeguard our crews against COVID-19 exposure. Crew rotations have been challenging due to port and travel restrictions globally, as well as promoting the health and safety of both on and off signing crew members.

Onshore, our offices located in New York and Singapore are temporarily closed with our personnel working remotely. Our office in Copenhagen reopened in June 2020 following approximately three months during which our team worked remotely. Regarding our headquarters in New York, we are planning to implement a phased-in approach towards reopening the office; we currently estimate that we will return to the office during September 2021. We currently have placed a ban on all non-essential travel.

The COVID-19 pandemic and measures to contain its spread thus have negatively impacted and could continue to impact regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These impacts may continue or become more severe. Although we have successfully completed many crew changes over the course of the pandemic to date, additional crew changes could remain challenging due to COVID-19 related factors. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.

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

We have installed scrubbers on our 17 Capesize vessels, 16 of which were completed during 2019 and one of which was completed in January 2020.  The remainder of our fleet began consuming compliant, low sulfur fuel beginning in 2020, although we intend to continue to evaluate other options.

Vessel Sales and Acquisitions

On April 20, 2021, we entered into an agreement to purchase a 2016-built, 64,000 dwt Ultramax vessel for a purchase price of $20.2 million, to be renamed the Genco Enterprise. The vessel is expected to deliver during the second or third quarter of 2021, and we intend to use cash on hand and debt to finance the purchase.

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

During April 2021, we completed the sale of one Supramax vessel. During the first quarter of 2021, we completed the sale of eight of our vessels, including three Supramax vessels and five of the Handysize vessels as noted above. We have entered in agreements to sell one additional Supramax vessel that is classified as held for sale as of March 31, 2021.

During 2020, we completed the sale of nine of our vessels, including one of the Handysize vessels as noted above. Three vessels were classified as held for sale as of December 31, 2020 and the five Handysize vessels were classified as held for exchange as of December 31, 2020.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with three independent technical managers to provide technical management of our fleet. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Members of our New York City-based management team oversee the activities of our independent technical managers.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2021 and 2020 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,530.0	1,547.0	(17.0)	(1.1)%
Panamax	—	64.8	(64.8)	(100.0)%
Ultramax	731.8	546.0	185.8	34.0%
Supramax	1,407.7	1,820.0	(412.3)	(22.7)%
Handymax	—	—	—	—%
Handysize	227.5	964.7	(737.2)	(76.4)%

Total	3,897.0	4,942.5	(1,045.5)	(21.2)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%

	For the Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change
Ultramax	232.5	178.3	54.2	30.4%
Supramax	108.3	204.1	(95.8)	(46.9)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	—	25.1	(25.1)	(100.0)%

Total	340.8	422.0	(81.2)	(19.2)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,505.6	1,528.4	(22.8)	(1.5)%
Panamax	—	64.4	(64.4)	(100.0)%
Ultramax	955.6	668.4	287.2	43.0%
Supramax	1,512.2	1,971.0	(458.8)	(23.3)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	227.5	982.2	(754.7)	(76.8)%

Total	4,200.9	5,228.9	(1,028.0)	(19.7)%

Available days (owned fleet) (4)
Capesize	1,505.6	1,528.4	(22.8)	(1.5)%
Panamax	—	64.4	(64.4)	(100.0)%
Ultramax	723.1	490.1	233.0	47.5%
Supramax	1,403.9	1,766.9	(363.0)	(20.5)%
Handymax	—	—	—	—%
Handysize	227.5	957.1	(729.6)	(76.2)%

Total	3,860.1	4,806.9	(946.8)	(19.7)%

Operating days (5)
Capesize	1,499.1	1,528.4	(29.3)	(1.9)%
Panamax	—	60.1	(60.1)	(100.0)%
Ultramax	950.0	667.8	282.2	42.3%
Supramax	1,482.0	1,944.9	(462.9)	(23.8)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	191.3	910.4	(719.1)	(79.0)%

Total	4,122.4	5,126.1	(1,003.7)	(19.6)%

Fleet utilization (6)
Capesize	99.6%	99.9%	(0.3)%	(0.3)%
Panamax	—%	92.7%	(92.7)%	(100.0)%
Ultramax	98.5%	99.9%	(1.4)%	(1.4)%
Supramax	97.8%	98.6%	(0.8)%	(0.8)%
Handymax	—%	100.0%	(100.0)%	(100.0)%
Handysize	84.1%	92.0%	(7.9)%	(8.6)%

Fleet average	97.8%	97.8%	—%	—%

	For the Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$13,595	$16,660	$(3,065)	(18.4)%
Panamax	—	5,439	(5,439)	(100.0)%
Ultramax	10,582	8,107	2,475	30.5%
Supramax	12,292	6,492	5,800	89.3%
Handymax	—	—	—	—%
Handysize	7,912	5,734	2,178	38.0%

	For the Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change

Fleet average	12,197	9,755	2,442	25.0%
Major bulk vessels	13,595	16,660	(3,065)	(18.4)%
Minor bulk vessels	11,303	6,536	4,767	72.9%

Daily vessel operating expenses (8)
Capesize	$5,208	$4,886	$322	6.6%
Panamax	—	4,175	(4,175)	(100.0)%
Ultramax	4,972	4,637	335	7.2%
Supramax	4,484	4,209	275	6.5%
Handymax	—	—	—	—%
Handysize	4,931	3,884	1,047	27.0%

Fleet average	4,887	4,413	474	10.7%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,		March 31,
	2021	2020	2021	2020	2021	2020
Voyage revenues (in thousands)	$87,591	$98,336	$37,657	$44,448	$49,934	$53,888
Voyage expenses (in thousands)	35,074	48,368	17,187	18,984	17,887	29,384
Charter hire expenses (in thousands)	5,435	3,075	—	—	5,435	3,075
	47,082	46,893	20,470	25,464	26,612	21,429
Total available days for owned fleet	3,860	4,807	1,506	1,528	2,355	3,279
Total TCE rate	$12,197	$9,755	$13,595	$16,660	$11,303	$6,536

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

Operating Data

The following table represents the operating data for the three months ended March 31, 2021 and 2020 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2021	2020	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$87,591	$98,336	$(10,745)	(10.9)%

Total revenues	87,591	98,336	(10,745)	(10.9)%

Operating Expenses:
Voyage expenses	35,074	48,368	(13,294)	(27.5)%
Vessel operating expenses	19,046	21,813	(2,767)	(12.7)%
Charter hire expenses	5,435	3,075	2,360	76.7%
General and administrative expenses (inclusive of nonvested stock amortization expense of $522 and $481, respectively)	6,102	5,767	335	5.8%
Technical management fees	1,464	1,854	(390)	(21.0)%
Depreciation and amortization	13,441	17,574	(4,133)	(23.5)%
Impairment of vessel assets	—	112,814	(112,814)	(100.0)%
Loss on sale of vessels	720	486	234	48.1%

Total operating expenses	81,282	211,751	(130,469)	(61.6)%

Operating income (loss)	6,309	(113,415)	119,724	(105.6)%
Other expense, net	(4,324)	(6,935)	2,611	(37.6)%

Net income (loss)	$1,985	$(120,350)	$122,335	(101.6)%

Net earnings (loss) per share - basic	$0.05	$(2.87)	$2.92	(101.7)%
Net earnings (loss) per share - diluted	$0.05	$(2.87)	$2.92	(101.7)%
Weighted average common shares outstanding - basic	41,973,782	41,866,357	107,425	0.3%
Weighted average common shares outstanding - diluted	42,276,380	41,866,357	410,023	1.0%

EBITDA (1)	$19,896	$(96,425)	$116,321	(120.6)%

(1)	EBITDA represents net income (loss) plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income (loss) for each of the periods presented above:

	For the Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$1,985	$(120,350)
Net interest expense	4,470	6,351
Income tax expense	—	—
Depreciation and amortization	13,441	17,574

EBITDA (1)	$19,896	$(96,425)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of May 4, 2021:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	June 2021	Voyage
Genco Tiberius	2007	June 2021	Voyage
Genco London	2007	June 2021	$11,600
Genco Titus	2007	May 2021	Voyage
Genco Constantine	2008	May 2021	Voyage
Genco Hadrian	2008	May 2021	Voyage
Genco Commodus	2009	June 2021	Voyage
Genco Maximus	2009	May 2021	Voyage
Genco Claudius	2010	May 2021	Voyage
Genco Tiger	2011	May 2021	Voyage
Baltic Lion	2012	May 2021	Voyage
Baltic Bear	2010	May 2021	Voyage
Baltic Wolf	2010	May 2021	Voyage
Genco Resolute	2015	May 2021	Voyage
Genco Endeavour	2015	June 2021	Voyage
Genco Defender	2016	May 2021	Voyage
Genco Liberty	2016	February 2022	$31,000

Ultramax Vessels
Baltic Hornet	2014	June 2021	$13,250
Baltic Wasp	2015	May 2021	$20,000
Baltic Scorpion	2015	May 2021	Voyage
Baltic Mantis	2015	May 2021	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Genco Weatherly	2014	May 2021	Voyage
Genco Columbia	2016	June 2021	Voyage
Genco Magic	2014	October 2021	$25,000
Genco Vigilant	2015	June 2021	$10,000
Genco Freedom	2015	June 2021	Voyage

Supramax Vessels
Genco Predator	2005	July 2021	Voyage
Genco Warrior	2005	July 2021	$23,625
Genco Hunter	2007	June 2021	Voyage
Genco Lorraine	2009	June 2021	$15,000
Genco Aquitaine	2009	May 2021	$25,000
Genco Ardennes	2009	June 2021	Voyage
Genco Auvergne	2009	June 2021	$8,400
Genco Bourgogne	2010	May 2021	Voyage
Genco Brittany	2010	May 2021	$14,500
Genco Languedoc	2010	May 2021	$14,000
Genco Picardy	2005	May 2021	$21,500
Genco Provence	2004	May 2021	Voyage
Genco Pyrenees	2010	October 2021	$23,000
Genco Rhone	2011	June 2021	$26,250
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

VOYAGE REVENUES-

For the three months ended March 31, 2021, voyage revenues decreased by $10.7 million, or 10.9%, to $87.6 million as compared to $98.3 million for the three months ended March 31, 2020. The decrease in voyage revenues was primarily due to the operation of fewer vessels in our fleet, in addition to lower rates achieved by our Capesize vessels. These decreases were partially offset by higher rates achieved by our minor bulk vessels. During the fourth quarter of 2020, we had fixed a portion of our fleet on time charters and spot market voyage charters through the first quarter of 2021 in anticipation of a seasonally softer first quarter. However, the freight market experienced a counter-seasonal rise in freight rates during the period. Certain of our Capesize vessels were also repositioning towards the Atlantic basin during the first quarter of 2021, impacting their ability to benefit from the rising market. We now have approximately seven Capesize vessels coming open for employment in the coming weeks during this strong market, of which we plan to ballast two to the Atlantic basin.

During the first quarter of 2021, the drybulk market continued to improve following the firm end to 2020. Despite various drybulk seasonal factors such as the timing of newbuilding deliveries, the Lunar New Year holiday celebration in China and weather-related cargo disruptions that materialized during the quarter, the earnings environment strengthened. This has led to continued robust demand from China as steel production continues to reach new record levels, while iron ore cargo volume from Brazil increased by 17% year-over-year. Minor bulk earnings have been supported by large scale purchases of U.S. agricultural products by China following the phase-one trade deal, as well as the country’s recovery from African Swine Fever. On the supply side, while newbuilding deliveries are frontloaded towards the beginning of the year, the historically low overall orderbook as a percentage of the fleet has resulted in lower newbuilding deliveries on a year-over-year basis.

The average Time Charter Equivalent (“TCE”) rate of our overall fleet increased 25% to $12,197 a day during the first quarter of 2021 from $9,755 a day during the first quarter of 2020. The TCE for our major bulk vessels decreased by 18.4% from $16,660 a day during the first quarter of 2020 to $13,595 a day during the first quarter of 2021. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 72.9% from $6,536 a day during the first quarter of 2020 to $11,303 a day during the first quarter of 2021 primarily a result of higher rates achieved by our Supramax vessels.

The overall uncertainty surrounding the impact of COVID-19 on our business, together with reduced economic activity and in turn trade flows, could continue to negatively impact the revenue generated by our vessels. While we believe that the gradual reopening of economies affected by COVID-19 has begun to lead to increased global trade flows and a rise in drybulk shipping rates, the sustainability of the recovery cannot be predicted and could be affected by a resurgence of the virus and the timing of wide-scale vaccine distribution. Furthermore, deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation due to various travel and port restrictions related to COVID-19, resulted in days in the first quarter of 2021 in which our vessels were unable to earn revenue and may continue to do so.

For the three months ended March 31, 2021 and 2020, we had 3,897.0 and 4,942.5 ownership days, respectively. The decrease in ownership days is primarily due to the sale of nine vessels during 2020 and eight vessels during the first quarter of 2021, partially offset by the delivery of one and two vessels during 2020 and the first quarter of 2021, respectively. Fleet utilization was 97.8% during both periods.

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

Due to various travel and port restrictions relating to COVID-19 and our strong emphasis on maintaining the health and safety of both our on-signing and off-signing crew members, we experienced increased deviation time for certain of our vessels to undertake crew rotations during the second half of 2020 and the first quarter of 2021. As such, we have experienced higher voyage expenses for certain crew changes that we have completed, which we expect to continue as a result of COVID-19 restrictions imposed by various counties. These increased voyage expenses are due to the incremental fuel consumption of deviating to certain ports on which we would ordinarily not call during a typical voyage. Additionally, during the first quarter of 2021, fuel prices began to increase, which could result in higher bunker expenses during the remainder of 2021.

Voyage expenses were $35.1 million and $48.4 million during the three months ended March 31, 2021 and 2020, respectively. This decrease was primarily due to the operation of fewer vessels, as well as a decrease in bunker consumption.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $2.8 million from $21.8 million during the three months ended March 31, 2020 to $19.0 million during the three months ended March 31, 2021. The decrease was primarily due to fewer owned vessels during the first quarter of 2021 as compared to the first quarter of 2020, as well as lower drydocking expenses, partially offset by COVID-19 related expenditures and higher crew related expenses.

Average daily vessel operating expenses for our fleet increased to $4,887 per vessel per day for the three months ended March 31, 2021 from $4,413 per day for the three months ended March 31, 2020. The increase in daily vessel operating expense was predominantly due to COVID-19 related expenditures and higher crew related expenses, as well higher spares and maintenance related expenditures, partially offset by lower drydocking expenditures. Refer to “Capital Expenditures” below for further detail. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2021 were $113 below the weighted-average budgeted rate of $5,000 per vessel per day for the entire year. The budgeted rate reflects the larger weighting of our fleet towards Capesize vessels following our sales of smaller Supramax and Handysize vessels, as well as an anticipated increase in COVID-19 related expenses. The potential impacts of COVID-19 are beyond our control and are difficult to predict due to uncertainties surrounding the pandemic.

As a result of COVID-19 restrictions with regard to crew rotations, we still expect higher crew related costs. Travel and port restrictions together with promoting the health of the on-signing crew boarding the ship while the off-signing crew gets home safely have all been increasing challenges that shipowners are facing globally. As crew members worldwide have in many cases, including on certain of our vessels, exceeded the duration of their contracts there is an increased urgency to work towards completing more crew rotations in the coming months. Given this urgency, since June 2020, certain of these crew rotations have led to and could continue to lead to additional deviation time of our vessels as well as unbudgeted expenses due to testing, PPE, quarantine periods and higher than normal travel expenses due to increased airfare costs.

The timing of crew rotations remains dependent on the duration and severity of COVID-19 in countries from which our crews are sourced as well as any restrictions in place at ports in which our vessels call. In cases when crew rotations have been delayed further, we have paid additional costs related to crew bonuses to retain the existing crew members on board since June 2020 and may continue to do so.

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

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $2.4 million from $3.1 million during the three months ended March 31, 2020 to $5.4 million during the three months ended March 31, 2021. The increase was primarily due to higher charter in rates during the first quarter of 2021 as compared to the first quarter of 2020.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses that relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, operating lease expense, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the 2015 Equity Incentive Plan. Refer to Note 14 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities, which are not capitalizable to deferred financing costs. We also incur general and administrative expenses for our overseas offices located in Singapore and Copenhagen.

For the three months ended March 31, 2021 and 2020, general and administrative expenses were $6.1 million and $5.8 million, respectively. The $0.3 million increase was primarily due to higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees were $1.5 million and $1.9 million during the three months ended March 31, 2021 and 2020, respectively. The decrease was a result of fewer owned vessels during the first quarter of 2021 as compared to the first quarter of 2020.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $4.1 million to $13.4 million during the three months ended March 31, 2021 as compared to $17.6 million during the three months ended March 31, 2020. This decrease was primarily due to a decrease in depreciation for the fifteen vessels that were sold during the second half of 2020 and the first quarter of 2021, as well as a decrease in depreciation for certain vessels in our fleet that were impaired during 2020.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended March 31, 2020, we recorded $112.8 million of impairment of vessel assets. There was no vessel impairment recorded during the three months ended March 31, 2021. During the three months ended March 31, 2020, we recorded impairment losses for four of our Supramax vessels and ten of our Handysize vessels.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information regarding the impairment of these vessels.

For our impairment analysis, we utilize the ten-year historical one-year time charter average to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.  In addition, we consider the current market rate environment and, if necessary, adjust our estimates of undiscounted cash flows to reflect the current rate environment. For our older vessels, those vessels in operation for at least 18 years, we evaluate the current rate environment compared to the ten-year historical one-year time charter rate and adjust the rate to better reflect the expected cash flows over the remaining useful lives of those vessels. Please see “Critical Accounting Policies – Impairment of long-lived assets” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the 2020 10-K.

LOSS ON SALE OF VESSELS-

During the first quarter of 2021, we recorded a net loss on sale of vessels of $0.7 million related primarily to the sale of the Baltic Panther, Baltic Hare and Baltic Cougar, as well as net losses associated with the exchange the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. During the first quarter of 2020, we recorded a net loss on sale of vessels of $0.5 million related primarily to the sale of the Genco Charger and Genco Thunder.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $1.9 million from $6.4 million during the three months ended March 31, 2020 to $4.5 million during the three months ended March 31, 2021. Net interest expense during the three months ended March 31, 2021 and 2020 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $2.4 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt. This was offset by a $0.5 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $123.2 million as of March 31, 2021, which compares to a minimum liquidity requirement under our credit facilities of approximately $30 million as of the date of this report. Given future quarterly amortization payments of $16.3 million under our credit facilities (which reflects the reset of amortization payments under the $495 Million Credit Facility), anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”), as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic or other causes, then our cash resources may decline to a level that may put at risk our ability to service timely our debt and capital expenditure commitments.

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

We entered into the $133 Million Credit Facility on August 14, 2018, which was initially used to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018 and originally allowed borrowings of up to $108 million. On June 11, 2020, we entered into an amendment to the $133 Million Credit Facility that provides us with a $25 million revolving credit facility to be used for general corporate and working capital purposes. As of March 31, 2021, the revolver has been fully repaid. We currently have $19.2 million of availability remaining under the revolving credit facility. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements.

At March 31, 2021, we were in compliance with all financial covenants under the $495 Million Credit facility and the $133 Million Credit Facility.

Dividends

We disclosed on April 19, 2021 that, on management’s recommendation, our Board of directors adopted a new quarterly dividend policy for dividends payable commencing in the first quarter of 2022 in respect of our financial results for the fourth quarter of 2021. Under the new quarterly dividend policy, the amount available for quarterly dividends is to be calculated based on the following formula:

Operating cash flow

Less: Debt repayments

Less: Capital expenditures for drydocking

Less: Reserve

Cash flow distributable as dividends

The amount of dividends payable under the foregoing formula for each quarter of the year will be determined on a quarterly basis.

For purposes of the foregoing calculation, operating cash flow is defined as voyage revenue less voyage expenses, charter hire expenses, vessel operating expenses, general and administrative expenses other than non-cash restricted stock expenses, technical management fees, and interest expense other than non-cash deferred financing costs. Anticipated uses for the reserve include, but are not limited to, vessel acquisitions, debt repayments, and general corporate purposes. In order to set aside funds for these purposes, the reserve will be set on a quarterly basis in the discretion of our Board and is anticipated to be based on future quarterly debt repayments and interest expense.

On May 4, 2021, our Board declared a quarterly dividend of $0.05 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our new dividend policy, we will seek to pay down additional indebtedness under our existing credit facilities and refinance these credit facilities to reduce its breakeven rates and achieve more favorable terms, including to minimize any restrictions on dividend payments. There can be no assurance that we will be able to do so. If we do not refinance its existing credit facilities, dividends under its new quarterly dividend policy will continue to be subject to the terms of our credit facilities, which are described below.

On November 5, 2019, we entered into amendments with our lenders to the dividend covenants of the credit agreements for our $495 Million Credit Facility and our $133 Million Credit Facility. Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn. As of March 31, 2021, we had unrestricted cash and cash equivalents of $123.2 million. We have commitments for quarterly amortization payments of $16.3 million under our credit facilities, which reflects the reset of amortization payments under the $495 Million Credit Facility. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends in the future under the terms of our existing credit facilities, except to the extent of permissible dividends from net income.

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 33 – 34 in the 2020 10-K, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder's tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

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

Tax Consequences if We Are a Passive Foreign Investment Company

As discussed in “U.S. tax authorities could treat us as a ‘passive foreign investment company,’ which could have adverse U.S. federal income tax consequences to U.S. shareholders” in Item 1.A Risk Factors in our 2020 10-K, a foreign corporation generally will be treated as a PFIC for U.S. federal income tax purposes if, after applying certain look through rules, either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value or adjusted bases of its assets (determined on a quarterly basis) produce or are held for the production of passive income, i.e., “passive assets.”  As discussed above, we do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

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

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2021 was $13.5 million as compared to net cash used in operating activities of $4.0 million for the three months ended March 31, 2020. This increase in cash provided by operating activities was primarily due to higher rates achieved by our minor bulk vessels, changes in working capital, as well as a decrease in drydocking related expenditures.

Net cash provided by investing activities during the three months ended March 31, 2021 and 2020 was $20.0 million and $5.6 million, respectively. This fluctuation was primarily due to an increase in net proceeds from the sale of vessels during the first quarter of 2021 as compared to the first quarter of 2020, as well as a decrease in scrubber related expenditures.

Net cash used in financing activities during the three months ended March 31, 2021 and 2020 was $49.1 million and $14.3 million, respectively.  The increase was primarily due to the $21.2 million repayment of the revolver under the $133 Million Credit Facility during the first quarter of 2021. Additionally, this increase was due to the $11.3 million drawdown on the $495 Million Credit Facility during the first quarter of 2020, as well as an $8.8 million increase in debt repayments under the $495 Million Credit Facility during the first quarter of 2021 as compared to the first quarter of

2020. These increases were partially offset by a $6.4 million decrease in the payment of dividends during the first quarter of 2021 as compared to the first quarter of 2020.

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

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2021, we had three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At March 31, 2021, the total notional principal amount of the interest rate cap agreements is $200.0 million. At December 31, 2020, we did not have any material interest rate cap or interest rate swap agreements.

Refer to the table in Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of March 31, 2021.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2021 and December 31, 2020.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. After the anticipated sale of one Supramax vessel and the anticipated acquisition of one Ultramax vessel, our fleet will consist of 40 drybulk vessels, including 17 Capesize drybulk carriers, ten Ultramax drybulk carriers and thirteen Supramax drybulk carriers.

As previously announced, we have implemented a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. Twenty-two of our vessels are outfitted with energy saving devices which are meant to reduce the fuel consumption of these vessels. The upgrades have been successfully installed during previous drydockings.

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

During the second half of 2018, we have entered into agreements for the purchase of BWTS for 36 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize, $0.6 million for Supramax and $0.5 million for Handysize vessels. The BWTS will be installed during a vessel’s scheduled drydocking and these costs will be capitalized and depreciated over the remainder of the life of the vessel.  During the years ended December 31, 2020 and 2019, we completed the installation of BWTS on nine and 17 of our vessels, respectively.  There were no BWTS installations completed during the first quarter of 2021. Eight of these vessels have since been sold. We anticipate that we will complete the installation of BWTS on 5 vessels during 2021 and five vessels during 2022. We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Through March 31, 2021, we have paid $42.8 million in cash installments towards our scrubber program and have drawn down $32.8 million under the scrubber tranche under our $495 Million Credit Facility.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, and scheduled off-hire days for our fleet through 2022 to be:

Year	Estimated Drydocking Cost (1)	Estimated BWTS Cost (2)	Estimated Off-hire Days (3)

	(U.S. dollars in millions)

Remainder of 2021	$7.4	$3.2	170
2022	$7.5	$4.0	185

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

During the three months ended March 31, 2021 and 2020, we incurred a total of $0.9 million and $2.8 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

One vessel completed its drydocking during the three months ended March 31, 2021. We estimate that eight of our vessels will be drydocked during the remainder of 2021 and seven of our vessels will be drydocked during 2022.

As of January 17, 2020, we completed the installation of scrubbers on our 17 Capesize vessels.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to our critical accounting policies as disclosed in the 2020 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less. Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2020 10-K.

During the three months ended March 31, 2020, we recorded losses of $112.8 million related to the impairment of vessel assets.  There were no impairment losses recorded during the three months ended March 31, 2021. During the three months ended March 31, 2020, we recorded impairment for ten of our Handysize vessels (the Genco Avra, the Genco Bay, the Genco Mare, the Genco Ocean, the Genco Spirit, the Baltic Breeze, the Baltic Cove, the Baltic Fox, the Baltic Hare and the Baltic Wind) and four of our Supramax vessels (the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior). Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information regarding the impairment recorded during the three month period ended March 31, 2020.

Pursuant to our credit facilities, we regularly submit to the lenders’ valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $133 Million Credit Facility as of March 31, 2021. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $133 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2021 and December 31, 2020. Vessels have been grouped according to their collateralized status as of March 31, 2021 and does not include any vessels held for sale or held for exchange. The carrying value of our thirteen and fifteen Supramax vessels that were not held for sale as of March 31, 2021 and December 31, 2020, respectively, reflect the impairment loss recorded during the year ended December 31, 2020.

As of March 31, 2021, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2021, with the exception of our 13 Supramax vessels that were impaired during the year ended December 31, 2020, the Baltic Lion, the Genco Tiger and the three Ultramax vessels acquired during the fourth quarter of 2020 (the Genco Magic) and the first quarter of 2021 (the Genco Vigilant and the Genco Freedom). As of December 31, 2020, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2020, with the exception of nine of the Supramax vessels that were impaired as of December 31, 2020 (the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone) and the Genco Magic that was acquired during the fourth quarter of 2020.

The amount by which the carrying value at March 31, 2021 of all of the vessels in our fleet, with the exception of the 18 aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.6 million to $13.0 million per vessel, and $159.9 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2020 of all of the vessels in our fleet, with the exception of the ten aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0 million to $18.3 million per vessel, and $260.8 million on an aggregate fleet basis. The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.6 million at March 31, 2021 and $9.0 million as of December 31, 2020. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2021	2020
$495 Million Credit Facility
Genco Commodus	2009	2009	$36,820	$37,356
Genco Maximus	2009	2009	36,824	37,355
Genco Claudius	2010	2009	38,540	39,091
Baltic Bear	2010	2010	38,283	38,813
Baltic Wolf	2010	2010	38,531	39,050
Baltic Lion	2009	2013	30,462	30,811
Genco Tiger	2010	2013	29,184	29,020
Baltic Scorpion	2015	2015	24,258	24,520
Baltic Mantis	2015	2015	24,505	24,768
Genco Hunter	2007	2007	8,136	8,250
Genco Warrior	2005	2007	7,295	7,422
Genco Aquitaine	2009	2010	8,898	9,000
Genco Ardennes	2009	2010	8,899	9,000
Genco Auvergne	2009	2010	8,900	9,000
Genco Bourgogne	2010	2010	9,639	9,750
Genco Brittany	2010	2010	9,640	9,750
Genco Languedoc	2010	2010	9,640	9,750
Genco Lorraine	2009	2010	—	7,751
Baltic Leopard	2009	2009	—	7,840
Genco Picardy	2005	2010	7,755	7,890
Genco Provence	2004	2010	6,813	6,930
Genco Pyrenees	2010	2010	9,642	9,750
Genco Rhone	2011	2011	10,776	10,625
Genco Constantine	2008	2008	33,624	34,179
Genco Augustus	2007	2007	31,502	32,049
Genco London	2007	2007	31,086	31,587
Genco Titus	2007	2007	31,796	32,306
Genco Tiberius	2007	2007	31,448	32,007
Genco Hadrian	2008	2008	34,121	34,633
Genco Predator	2005	2007	7,680	7,816
Baltic Hornet	2014	2014	22,800	23,055
Baltic Wasp	2015	2015	23,053	23,308
Genco Magic	2014	2020	14,764	14,683
Genco Vigilant	2015	2021	15,748	—
Genco Freedom	2015	2021	15,733	—
TOTAL			$696,795	$689,115

$133 Million Credit Facility
Genco Endeavour	2015	2018	43,611	44,069
Genco Resolute	2015	2018	43,880	44,320
Genco Columbia	2016	2018	25,289	25,553
Genco Weatherly	2014	2018	20,510	20,740
Genco Liberty	2016	2018	47,217	47,676
Genco Defender	2016	2018	47,166	47,641
			$227,673	$229,999

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2021	2020
Consolidated Total			$924,468	$919,114

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale and exchange as of March 31, 2021 and December 31, 2020.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held three interest rate cap agreements as of March 31, 2021 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at March 31, 2021 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements, which summarizes the interest rate caps in place as of March 31, 2021.

At December 31, 2020, we did not have any material interest rate cap or interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at March 31, 2021 is $0.6 million, which has been classified as a noncurrent asset on the balance sheet.  As of March 31, 2021, the Company has accumulated other comprehensive income (“AOCI”) of $0.2 million related to the interest rate cap agreements.  At March 31, 2021, $0.2 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. During the three months ended March 31, 2021 and 2020, we were subject to the following interest rates on the outstanding debt under our credit facilities:

●	$133 Million Credit Facility

●	$108 Million Tranche — one-month LIBOR plus 2.50%

●	$25 Million Tranche — one-month LIBOR plus 3.00%

●	$495 Million Credit Facility —

●	$460 Million Tranche – one-month or three-month LIBOR plus 3.25%.

●	$35 Million Tranche – one-month LIBOR plus 2.50%

A 1% increase in LIBOR would result in an increase of $1.1 million in interest expense for the three months ended March 31, 2021.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of March 31, 2021, we held three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of December 31, 2020, we did not have any material derivative financial instruments. The total notional amount of the caps at March 31, 2021 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements which summarizes the interest rate caps in place as of March 31, 2021.

The Company is currently utilizing cash flow hedge accounting for the interest rate cap agreements. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in AOCI and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings. If for any period of time we did not designate the caps for hedge accounting, the change in the value of the interest rate cap agreements prior to designation would be recognized as other (expense) income.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2020 10-K, which could materially affect our business, financial condition or future results. Below is an update to the risk factor entitled, “The COVID-19 pandemic and measures to contain its spread have impacted the markets in which we operate and could have a material adverse impact on our business and its operations”:

A severe outbreak of COVID-19 in India has placed crew members based in India at risk and led to a number of countries and territories imposing bans on travel from India, including Australia, Canada, France, Israel, Indonesia, Iran, Japan, Kuwait, Oman, Pakistan, Singapore, the United Arab Emirates, the United Kingdom, and the United States. As a result, we have experienced difficulties with regard to crew rotations involving Indian crew members and have incurred increased costs and deviation to conduct crew rotations and may continue to do so.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(7)

3.8	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.9	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(8)

3.10	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.11	Third Amendment to Amended and Restated By-laws, dated January 11, 2021(9)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

10.1	Letter Agreement by and among Genco Shipping & Trading Limited, Centerbridge Partners L.P., and the Investors named therein, dated March 22, 2021.(10)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 5, 2021	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 5, 2021	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)