Form 10-Q
period 2021-06-30
GENCO SHIPPING & TRADING LTD
filed 2021-08-04
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2021: Common stock, par value $0.01 per share — 41,916,874 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$116,280	$143,872
Restricted cash	44,606	35,492
Due from charterers, net of a reserve of $820 and $669, respectively	13,912	12,991
Prepaid expenses and other current assets	11,057	10,856
Inventories	26,441	21,583
Vessels held for sale	7,798	22,408
Total current assets	220,094	247,202

Noncurrent assets:
Vessels, net of accumulated depreciation of $228,014 and $204,201, respectively	913,829	919,114
Deposits on vessels	21,638	—
Vessels held for exchange	—	38,214
Deferred drydock, net of accumulated amortization of $10,679 and $8,124 respectively	13,956	14,689
Fixed assets, net of accumulated depreciation and amortization of $3,087 and $2,266, respectively	5,877	6,393
Operating lease right-of-use assets	6,192	6,882
Restricted cash	315	315
Fair value of derivative instruments	564	—
Total noncurrent assets	962,371	985,607

Total assets	$1,182,465	$1,232,809

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$27,256	$22,793
Current portion of long-term debt	55,920	80,642
Deferred revenue	9,375	8,421
Current operating lease liabilities	1,811	1,765
Total current liabilities:	94,362	113,621

Noncurrent liabilities:
Long-term operating lease liabilities	7,144	8,061
Contract liability	—	7,200
Long-term debt, net of deferred financing costs of $7,418 and $9,653, respectively	303,687	358,933
Total noncurrent liabilities	310,831	374,194

Total liabilities	405,193	487,815

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,916,874 and 41,801,753 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	419	418
Additional paid-in capital	1,711,523	1,713,406
Accumulated other comprehensive income	138	—
Accumulated deficit	(934,808)	(968,830)
Total equity	777,272	744,994
Total liabilities and equity	$1,182,465	$1,232,809

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Voyage revenues	$121,008	$74,206	$208,599	$172,542

Total revenues	121,008	74,206	208,599	172,542

Operating expenses:
Voyage expenses	36,702	41,695	71,775	90,063
Vessel operating expenses	18,789	21,058	37,834	42,871
Charter hire expenses	8,325	1,432	13,761	4,507
General and administrative expenses (inclusive of nonvested stock amortization expense of $551, $476, $1,073 and $957, respectively)	5,854	5,471	11,957	11,238
Technical management fees	1,305	1,724	2,769	3,578
Depreciation and amortization	13,769	15,930	27,209	33,504
Impairment of vessel assets	—	—	—	112,814
Loss on sale of vessels	15	—	735	486

Total operating expenses	84,759	87,310	166,040	299,061

Operating income (loss)	36,249	(13,104)	42,559	(126,519)

Other income (expense):
Other income (expense)	210	120	356	(464)
Interest income	48	253	119	847
Interest expense	(4,470)	(5,473)	(9,012)	(12,418)

Other expense, net	(4,212)	(5,100)	(8,537)	(12,035)

Net income (loss)	$32,037	$(18,204)	$34,022	$(138,554)

Net earnings (loss) per share-basic	$0.76	$(0.43)	$0.81	$(3.31)
Net earnings (loss) per share-diluted	$0.75	$(0.43)	$0.80	$(3.31)
Weighted average common shares outstanding-basic	42,071,019	41,900,901	42,022,669	41,883,629
Weighted average common shares outstanding-diluted	42,612,132	41,900,901	42,445,184	41,883,629

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2021 and 2020

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss)	$32,037	$(18,204)	$34,022	$(138,554)

Other comprehensive (loss) income	(23)	—	138	—

Comprehensive income (loss)	$32,014	$(18,204)	$34,160	$(138,554)

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(U.S. Dollars in Thousands)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total Equity
Balance — January 1, 2021	$418	$1,713,406	$—	$(968,830)	$744,994

Net income				1,985	1,985

Other comprehensive income			161		161

Issuance of shares due to vesting of RSUs and exercise of options	1	(1)			—

Cash dividends declared ($0.02 per share)		(845)			(845)

Nonvested stock amortization		522			522

Balance — March 31, 2021	$419	$1,713,082	$161	$(966,845)	$746,817

Net income				32,037	32,037

Other comprehensive loss			(23)		(23)

Issuance of shares due to exercise of options	—	—			—

Cash dividends declared ($0.05 per share)		(2,110)			(2,110)

Nonvested stock amortization		551			551

Balance — June 30, 2021	$419	$1,711,523	$138	$(934,808)	$777,272

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total Equity
Balance — January 1, 2020	$417	$1,721,268	$—	$(743,257)	$978,428

Net loss				(120,350)	(120,350)

Issuance of shares due to vesting of RSUs, net of forfeitures	1	(1)			—

Cash dividends declared ($0.175 per share)		(7,363)			(7,363)

Nonvested stock amortization		481			481

Balance — March 31, 2020	$418	$1,714,385	$—	$(863,607)	$851,196

Net loss				(18,204)	(18,204)

Cash dividends declared ($0.02 per share)		(842)			(842)

Nonvested stock amortization		476			476

Balance — June 30, 2020	$418	$1,714,019	$—	$(881,811)	$832,626

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$34,022	$(138,554)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,209	33,504
Amortization of deferred financing costs	2,235	1,909
Right-of-use asset amortization	690	676
Amortization of nonvested stock compensation expense	1,073	957
Impairment of vessel assets	—	112,814
Loss on sale of vessels	735	486
Amortization of premium on derivative	111	—
Interest rate cap premium payment	(240)	—
Insurance proceeds for protection and indemnity claims	101	278
Insurance proceeds for loss of hire claims	—	78
Change in assets and liabilities:
(Increase) decrease in due from charterers	(921)	331
(Increase) decrease in prepaid expenses and other current assets	(894)	504
(Increase) decrease in inventories	(4,858)	4,174
Increase (decrease) in accounts payable and accrued expenses	5,028	(17,454)
Increase (decrease) in deferred revenue	954	(2,259)
Decrease in operating lease liabilities	(871)	(828)
Deferred drydock costs incurred	(1,822)	(5,593)
Net cash provided by (used in) operating activities	62,552	(8,977)

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(24,678)	(2,275)
Purchase of scrubbers (capitalized in Vessels)	(126)	(10,839)
Purchase of other fixed assets	(431)	(2,716)
Net proceeds from sale of vessels	29,096	14,726
Insurance proceeds for hull and machinery claims	295	484
Net cash provided by (used in) investing activities	4,156	(620)

Cash flows from financing activities:
Proceeds from the $133 Million Credit Facility	—	24,000
Repayments on the $133 Million Credit Facility	(24,320)	(3,280)
Proceeds from the $495 Million Credit Facility	—	11,250
Repayments on the $495 Million Credit Facility	(57,883)	(33,321)
Cash dividends paid	(2,983)	(8,126)
Payment of deferred financing costs	—	(283)
Net cash used in financing activities	(85,186)	(9,760)

Net decrease in cash, cash equivalents and restricted cash	(18,478)	(19,357)

Cash, cash equivalents and restricted cash at beginning of period	179,679	162,249
Cash, cash equivalents and restricted cash at end of period	$161,201	$142,892

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

At June 30, 2021, the Company’s fleet consisted of 40 drybulk vessels, including 17 Capesize drybulk carriers, nine Ultramax drybulk carriers and 14 Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,368,800 dwt and an average age of approximately 10.5 years.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Over the course of the pandemic, governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, working from home, supply chain logistical changes, and closure of non-essential businesses. This led to a significant slowdown in overall economic activity levels globally and a decline in demand for certain of the raw materials that our vessels transport.

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

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”). The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2021.

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

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$116,280	$143,872
Restricted cash - current	44,606	35,492
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$161,201	$179,679

Vessels held for sale

The Company’s Board of Directors has approved a strategy of divesting specifically identified older, less fuel-efficient vessels as part of a fleet renewal program to streamline and modernize the Company’s fleet.

On January 22, 2021, the Company entered into an agreement to sell the Genco Lorraine. The relevant vessel asset has been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2021. The Genco Lorraine was sold on July 6, 2021. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

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

Vessels held for exchange

The remaining five vessel assets to be exchanged as part of an agreement entered into by the Company on December 17, 2020 have been classified as vessels held for exchange in the Condensed Consolidated Balance Sheet as of December 31, 2020 in the amount of $38,214, after recognition of impairment. This includes the vessel assets for the Baltic Cove, the Baltic Fox, the Genco Avra, the Genco Mare and the Genco Spirit. These vessels were exchanged during the first quarter of 2021. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement.

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. Refer to Note 11 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (gain) loss of ($443) and $958 during the three months ended June 30, 2021 and 2020, respectively, and ($937) and $1,800 during the six months ended June 30, 2021 and 2021, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three months ended June 30, 2021 and 2020, the Company did not record any impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”). During the six months ended June 30, 2021 and 2020, the Company recorded $0 and $112,814, respectively, related to the impairment of vessel assets in accordance with ASC 360.

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

On February 24, 2020, the Board of Directors determined to dispose of the Company’s following ten Handysize vessels: the Baltic Hare, the Baltic Fox, the Baltic Wind, the Baltic Cove, the Baltic Breeze, the Genco Ocean, the Genco Bay, the Genco Avra, the Genco Mare and the Genco Spirit, at times and on terms to be determined in the future.  Given this decision, and that the revised estimated future undiscounted cash flows for each of these older vessels did not exceed the net book value for each vessel given the estimated probabilities of whether the vessels will be sold, the Company adjusted the values of these older vessels to their respective fair market values during the three months ended March 31, 2020. Subsequent to February 24, 2020, the Company entered into agreements to sell three of these vessels during the three months ended March 31, 2020, namely the Baltic Wind, the Baltic Breeze and the Genco Bay, which were adjusted to their net sales price. This resulted in an impairment loss of $85,768 during the six months ended June 30, 2020.

Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of certain aforementioned vessels.

Loss on sale of vessels

During the three months ended June 30, 2021, the Company recorded a net loss of $15 related primarily to the sale of the Baltic Leopard. The net loss of $735 recorded during the six months ended June 30, 2021 related primarily to the sale of the Baltic Panther, Baltic Hare, Baltic Cougar and Baltic Leopard, as well as net losses associated with the exchange of the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. During the six months ended June 30, 2020, the Company recorded a net loss of $486 related primarily to the sale of the Genco Charger and Genco Thunder. There were no vessels sold during the three months ended June 30, 2020. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

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

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2021, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $497 for the Purchase of vessels and ballast water treatment systems, including deposits, $27 for the Purchase of Scrubbers, $35 for the Purchase of other fixed assets and $7 for the Net proceeds from sale of vessels. For the six months ended June 30, 2021, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $86 for Cash dividends payable.

For the six months ended June 30, 2020, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $33 for the Purchase of scrubbers, $1,726 for the Purchase of vessels and ballast water treatment systems, including deposits, $490 for the Purchase of other fixed assets and $13 for the Net proceeds from sale of vessels. For the six months ended June 30, 2021, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $103 for Cash dividends payable and $179 for the Payment of financing costs.

During the six months ended June 30, 2021 and 2020, cash paid for interest, net of amounts capitalized, was $6,764 and $10,457, respectively.

During the six months ended June 30, 2021 and 2020, there was no cash paid for income taxes.

During the six months ended June 30, 2021, the Company made a reclassification of $7,798 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into an agreement to sell the Genco Lorraine prior to June 30, 2021.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the six months ended June 30, 2020, the Company made a reclassification of $23,252 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Baltic Wind, Baltic Breeze and Genco Bay prior to June 30, 2020.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

On May 13, 2021, the Company issued 33,525 restricted stock units to certain members of the Board of Directors. The aggregate fair value of these restricted stock units was $515.

On May 4, 2021, the Company issued 18,428 restricted stock units to the Chairman of the Board. The aggregate fair value of these restricted stock units was $300.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On May 18, 2021, the Company entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29,170 each, to be renamed the Genco Mary and the Genco Laddey. The vessels are expected to be delivered to the Company during January 2022. The Company intends to use a combination of cash on hand and credit facility borrowings to finance the purchase. As of June 30, 2021, deposits on vessels were $17,563.

Capitalized interest expense associated with these newbuilding contracts for the three and six months ended June 30, 2021 was $54.

On April 20, 2021, the Company entered into an agreement to purchase a 2016-built, 64,000 dwt Ultramax vessel for a purchase price of $20,200, to be renamed the Genco Enterprise. The vessel is expected to deliver to the Company during the third quarter of 2021, and the Company intends to use a combination of cash on hand and debt to finance the purchase. As of June 30, 2021, deposits on vessels were $4,075.

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

On January 22, 2021, the Company entered into an agreement to sell the Genco Lorraine, a 2009-built Supramax vessel, to a third party for $7,950 less a 2.5% commission payable to a third party. The sale was completed on July 6, 2021. The vessel asset has been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2021.

During November 2020, the Company entered into agreements to sell the Baltic Cougar, the Baltic Hare and the Baltic Panther. These vessels have been classified as held for sale in the Condensed Consolidated Balance Sheet as of

December 31, 2020. The sale of the Baltic Hare, Baltic Panther and Baltic Cougar were completed on January 15, 2021, January 4, 2021 and February 24, 2021, respectively.

As of June 30, 2021 and December 31, 2020, the Company has recorded $44,606 and $35,492 of restricted cash in the Condensed Consolidated Balance Sheets which represents the net proceeds received from the sale of ten and eight vessels, respectively, that served as collateral under the $495 Million Credit Facility. The net proceeds for each vessel will remain classified as restricted cash for 360 days following the respective sale dates. These amounts can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment.  Refer to Note 7 — Debt for further information.

Refer to the “Impairment of vessel assets” and “Loss on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the net loss on sale of vessels recorded during the three and six months ended June 30, 2021 and 2020.

5 – NET EARNINGS (LOSS) PER SHARE

The computation of basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings (loss) per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. There were 201,041 restricted stock units and 340,072 stock options that were dilutive during the three months ended June 30, 2021. There were 208,102 restricted stock units and 214,413 stock options that were dilutive during the six months ended June 30, 2021. There were 288,319 restricted stock units and 837,338 stock options excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2020 because they were anti-dilutive (refer to Note 14 — Stock-Based Compensation).

The Company’s diluted net earnings (loss) per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 14 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock. All MIP Warrants during the three and six months ended June 30, 2020 were excluded from the computation of diluted net earnings (loss) per share because they were anti-dilutive. The MIP Warrants expired on August 7, 2020. There were 3,936,761 equity warrants excluded from the computation of diluted net earnings (loss) per share during the three and six months ended June 30, 2021 and 2020 because they were anti-dilutive. These equity warrants expired at 5:00 p.m. on July 9, 2021 without exercise.

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,071,019	41,900,901	42,022,669	41,883,629

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,071,019	41,900,901	42,022,669	41,883,629

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	340,072	—	214,413	—

Dilutive effect of restricted stock units	201,041	—	208,102	—

Weighted-average common shares outstanding, diluted	42,612,132	41,900,901	42,445,184	41,883,629

6 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2021 and 2020, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2021	2020
Principal amount	$367,025	$449,228
Less: Unamortized debt financing costs	(7,418)	(9,653)
Less: Current portion	(55,920)	(80,642)

Long-term debt, net	$303,687	$358,933

	June 30, 2021		December 31, 2020
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$495 Million Credit Facility	$276,405	$6,258	$334,288	$8,222
$133 Million Credit Facility	90,620	1,160	114,940	1,431

Total debt	$367,025	$7,418	$449,228	$9,653

As of June 30, 2021 and December 31, 2020, $7,418 and $9,653 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheets.

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

As a result of the loan prepayments for vessel sales, scheduled amortization payments were recalculated in accordance with the terms of the facility during April 2021. Scheduled amortization payments under the $460 million tranche were revised to $12,400 which commenced on June 30, 2021, with a final payment of $189,605 due on the maturity date.

On December 17, 2020, the Company entered into an amendment to the $495 Million Credit Facility that allowed the Company to enter into a vessel transaction in which the Company agreed to acquire three Ultramax vessels in exchange for six of the Company’s Handysize vessels. Refer to Note 4 — Vessel Acquisitions and Dispositions.

On August 28, 2019, September 23, 2019 and March 12, 2020, the Company made total drawdowns of $9,300, $12,200 and $11,250, respectively, under the $35 million tranche of the $495 Million Credit Facility. Scheduled quarterly repayments under this tranche were $2,339. On June 7, 2021, the Company repaid the remaining outstanding balance under the $35 million tranche of $20,013.

As of June 30, 2021, there was no availability under the $495 Million Credit Facility. Total debt repayments of $32,413 and $16,661 were made during the three months ended June 30, 2021 and 2020 under the $495 Million Credit Facility, respectively. Total debt repayments of $57,883 and $33,321 were made during the six months ended June 30, 2021 and 2020 under the $495 Million Credit Facility, respectively.

As of June 30, 2021, the Company was in compliance with all of the financial covenants under the $495 Million Credit Facility.

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

As of June 30, 2021, there was $17,320 availability under the Revolver of the $133 Million Credit Facility. Total debt repayments of $1,580 and $1,700 were made during the three months ended June 30, 2021 and 2020 under the $133 Million Credit Facility, respectively. Total debt repayments of $24,320 and $3,280 were made during the six months ended June 30, 2021 and 2020 under the $133 Million Credit Facility, respectively.

As of June 30, 2021, the Company was in compliance with all of the financial covenants under the $133 Million Credit Facility.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Effective Interest Rate	3.22%	3.62%	3.20%	4.22%
Range of Interest Rates (excluding unused commitment fees)	2.59 % to 3.44%	2.67 % to 4.57%	2.59 % to 3.48%	2.67 % to 5.05%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of June 30, 2021, the Company had three interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The three interest rate cap agreements have been designated and qualify as cash flow hedges. The premium paid is recognized in income on a rational basis and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

The following table summarizes the interest rate cap agreements in place as of June 30, 2021.

Interest Rate Cap Detail				Notional Amount Outstanding
				June 30,
Trade date	Cap Rate	Start Date	End Date	2021

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
July 29, 2020	0.75%	July 31, 2020	December 29, 2023	100,000
March 6, 2020	1.50%	March 10, 2020	March 10, 2023	50,000
				$200,000

The Company records the fair value of the interest rate caps as Fair value of derivatives in the non-current asset section on its Condensed Consolidated Balance Sheets. The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements.

The Company recorded a $23 loss and a $138 gain for the three and six months ended June 30, 2021, respectively. The estimated income that is currently recorded in AOCI as of June 30, 2021 that is expected to be reclassified into earnings within the next twelve months is $168.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$4,470	$5,473	$9,012	$12,418

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$—	$—	$—	$—
Premium excluded and recognized on an amortized basis	42	—	111	—
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

The following table shows the interest rate cap assets as of June 30, 2021:

		June 30,
Derivatives designated as hedging instruments	Balance Sheet Location	2021

Interest rate caps	Fair value of derivative instruments - noncurrent	$564

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized gain (loss) on cash flow hedges as of June 30, 2021.

AOCI — January 1, 2021	$—

Amount recognized in OCI on derivative, intrinsic	(60)
Amount recognized in OCI on derivative, excluded	198
Amount reclassified from OCI into income	—

AOCI — June 30, 2021	$138

The

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2021		December 31, 2020
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$116,280	$116,280	$143,872	$143,872
Restricted cash	44,921	44,921	35,807	35,807
Principal amount of floating rate debt	367,025	367,025	449,228	449,228

The carrying value of the borrowings under the $495 Million Credit Facility and the $133 Million Credit Facility as of June 30, 2021 and December 31, 2020 approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of June 30, 2021 and December 31, 2020 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements are considered to be a Level 2 item. Refer to Note 8 — Derivative Instruments for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three and six months ended June 30, 2021 and the three months ended June 30, 2020. During the six months ended June 30, 2020, the vessel assets for fourteen of the Company’s vessels were written down as part of the impairment recorded during the six months ended June 30, 2020. The vessels held for sale as of June 30, 2021 and December 31, 2020 were written down as part of the impairment recorded during the year ended December 31, 2020. Refer to the “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

Nonrecurring fair value measurements also include impairment tests conducted by the Company during the three and six months ended June 30, 2021 and 2020 of its operating lease right-of use assets.  The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. During the three and six months ended June 30, 2021 and 2020, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of June 30, 2021 and December 31, 2020.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$15,824	$11,864
Accrued general and administrative expenses	2,341	3,258
Accrued vessel operating expenses	9,091	7,671
Total accounts payable and accrued expenses	$27,256	$22,793

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended June 30, 2021 and 2020, the Company earned $121,008 and $74,206 of voyage revenues, respectively. For the six months ended June 30, 2021 and 2020, the Company earned $208,599 and $172,542 of voyage revenue, respectively.

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

During time charter agreements, including fixed rate time charters and spot market-related time charters, the charterers have substantive decision-making rights to direct how and for what purpose the vessel is used. As such, the Company has identified that time charter agreements contain a lease in accordance with ASC 842. During time charter agreements, the Company is responsible for operating and maintaining the vessels. These costs are recorded as vessel operating expenses in the Condensed Consolidated Statements of Operations. The Company has elected the practical expedient that allows the Company to combine lease and non-lease components under ASC 842 as the Company believes (1) the timing and pattern of recognizing revenues for operating the vessel is the same as the timing and pattern of recognizing vessel leasing revenue; and (2) the lease component, if accounted for separately, would be classified as an operating lease.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease revenue	$31,557	$11,983	$50,457	$31,134
Spot market voyage revenue	89,451	62,223	158,142	141,408
Total voyage revenues	$121,008	$74,206	$208,599	$172,542

12 - LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended June 30, 2021 and 2020 and $612 of sublease income recorded during the six months ended June 30, 2021 and 2020. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and six months ended June 30, 2021 and 2020, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 36 of its vessels.  The cost of these systems vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels and $0.6 million for Supramax vessels. These costs are capitalized and depreciated over the remainder of the life of the vessels.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $18,482 and $17,009 in Vessel assets in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively, related to BWTS additions.

14 - STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

On March 19, 2021, the Board of Directors approved an amendment and restatement of the 2015 Equity Incentive Plan (the “Amended 2015 Plan”). This amendment and restatement increased the number of shares available for awards under the plan from 2,750,000 to 4,750,000, subject to shareholder approval. The Company’s shareholders approved the increase in the number of shares at the Company’s 2021 Annual Meeting of Shareholders on May 13, 2021. As of June 30, 2021, the Company has awarded restricted stock units, restricted stock and stock options under the Amended 2015 Plan.

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

For the three and six months ended June 30, 2021 and 2020, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative expenses	$151	$192	$330	$397

Amortization of the unamortized stock-based compensation balance of $673 as of June 30, 2021 is expected to be expensed $306, $278, $81 and $8 during the remainder of 2021 and during the years ending December 31, 2022, 2023 and 2024, respectively. The following table summarizes the stock option activity for the six months ended June 30, 2021:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2021	837,338	$8.86	4.02
Granted	118,552	9.91	4.33
Exercised	(24,544)	7.34	2.49
Forfeited	—	—	—

Outstanding as of June 30, 2021	931,346	$9.04	$4.10

Exercisable as of June 30, 2021	504,028	$9.88	$5.04

The following table summarizes certain information about the options outstanding as of June 30, 2021:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2021			June 30, 2021
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.04	427,318	$8.04	4.75	504,028	$9.88	3.11

As of June 30, 2021 and December 31, 2020, a total of 931,346 and 837,338 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of June 30, 2021 and December 31, 2020, 478,848 and 373,588 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2021:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2021	298,834	$7.49
Granted	156,445	11.85
Vested	(148,924)	7.66
Forfeited	—	—

Outstanding as of June 30, 2021	306,355	$9.64

The total fair value of the RSUs that vested during the six months ended June 30, 2021 and 2020 was $1,798 and $352, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2021:

Unvested RSUs			Vested RSUs
June 30, 2021			June 30, 2021
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
306,355	$9.64	1.87	654,821	$10.30

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of June 30, 2021, unrecognized compensation cost of $1,948 related to RSUs will be recognized over a weighted-average period of 1.87 years.

For the three and six months ended June 30, 2021 and 2020, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative expenses	$401	$284	$743	$560

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

16 – SUBSEQUENT EVENTS

On August 4, 2021, the Company announced a regular quarterly dividend of $0.10 per share to be paid on or about August 25, 2021 to shareholders of record as of August 17, 2021. The aggregate amount of the dividend is expected to be approximately $4.2 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On August 3, 2021, the Company entered into an agreement for a $450,000 five-year senior secured credit facility which is allocated between an up to $150,000 term loan facility and an up to $300,000 revolving credit facility (the “$450 Million Credit Facility”). The Company intends to use the $450 Million Credit Facility to refinance the Company’s $495 Million Credit Facility and its $133 Million Credit Facility. The Company expects to record approximately $4.0 million to $5.0 million of debt extinguishment costs during the third quarter of 2021 in relation to this refinancing.

On July 16, 2021, the Company entered into an agreement to sell the Genco Provence, a 2004-built Supramax vessel, to a third party for $13,250 less a 2.5% commission payable to a third party. The sale of the vessel is expected to be completed during the fourth quarter of 2021. The Company did not record any impairment expense as the net sales price exceeds the net book value of the vessel assets.

On July 6, 2021, the Company completed the sale of the Genco Lorraine, a 2009-built Supramax vessel, to a third party for $7,950 less a 2.5% commission payable to a third party. The vessel asset for the Genco Lorraine has been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2021 at its estimated net realizable value. This vessel served as collateral under the $495 Million Credit Facility; therefore $4,144 of the net proceeds received from the sale will remain classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment. Additionally, on July 2, 2021 and July 26, 2021, the Company made a $4,575 and a $4,797 loan prepayment for the Baltic Wind and the Baltic Breeze, respectively, in accordance with these terms under the $495 Million Credit Facility. The Baltic Wind and the Baltic Breeze were sold during July 2020.

On July 2, 2021, the Company entered into an agreement to purchase two 2017-built, 63,000 dwt Ultramax vessels for a purchase price of $24,563 each, to be renamed the Genco Mayflower and Genco Constellation, and one 2014-built, 63,000 dwt Ultramax vessel for a purchase price of $21,875, to be renamed the Genco Madeleine. The vessels are expected to deliver during the third quarter of 2021 and the Company intends to use a combination of cash on hand and debt to finance the purchase. On July 13, 2021, the Company paid deposits of $14,200, which are being held in an escrow account until the Company takes delivery of the vessels.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) continuation of weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results continue to be affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2021 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our new dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) our ability to fulfill conditions for borrowings under the $450 Million Credit Facility in order to refinance our $495 Million Credit Facility and our $133 Million Credit Facility; (xxiii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; (xxiv) completion of definitive documentation for the technical management joint venture we plan to enter into; and (xxv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. After the anticipated sale of one of our Supramax vessels and the anticipated acquisition of six Ultramax vessels during the remainder of 2021 and January 2022, our fleet will consist of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,636,000 dwt and an average age of approximately 10.0 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 38 - 39 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses primarily on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category and the other vessel classes, including Ultramax, Supramax and Handysize vessels, represent our minor bulk vessel category. On February 24, 2021, we disposed of the last Handysize vessel in our fleet. Our major bulk vessels are primarily used to transport iron ore and coal, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, bauxite, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment as well as opportunistically booking longer term coverage. Our fleet deployment strategy currently remains weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into longer term time charter contracts.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Drawing on one of the strongest balance sheets in the drybulk industry, in April 2021 we announced a new comprehensive value strategy. Specifically, we intend to use a phased in approach to further reduce our debt and refinance our current credit facilities in order to lower our cash flow breakeven levels and position us to pay a sizeable quarterly dividend across diverse market environments. Utilizing this approach, we maintain significant flexibility to grow the fleet through accretive vessel acquisitions. We have entered into an agreement for a new $450 Million Credit Facility under which we intend to use for a global refinance of our existing credit facilities, thereby increasing flexibility, improving key terms and lowering our cash flow breakeven rates. We are targeting the fourth quarter of 2021 results for our anticipated first dividend under our new corporate strategy, which would be payable in the first quarter of 2022.

In implementing this strategy, we will focus on the following specific priorities for the remainder of 2021:

●	Continue to pay down debt through regularly scheduled quarterly repayments and prepayments from a combination of cash flow generation and cash on the balance sheet; and
●	Opportunistically grow the fleet on a low levered basis utilizing proceeds from previous vessel sales

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Over the course of the pandemic, governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, working from home, supply chain logistical changes, and closure of non-essential businesses. This led to a significant slowdown in overall economic activity levels globally and a decline in demand for certain of the raw materials that our vessels transport.

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In particular, earlier in 2020, the COVID-19 pandemic resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities. The pandemic resulted in a 6.8% contraction in China’s GDP during the first quarter of 2020, with the most significant impact occurring in January and February. Since March 2020, China’s economy has substantially improved, as various economic indicators such as fixed asset investment and industrial production rose as compared to the previous months of the year, which led to a return to GDP growth for the balance of 2020 and into the first half of 2021. Economic activity levels in regions outside of China declined significantly beginning in the first quarter of 2020 and continuing into the second quarter of the year due to various forms of nationwide shutdowns being imposed to prevent the spread of COVID-19. India, Japan, Europe and the U.S., which are important drivers of demand for drybulk trade, saw meaningful contractions in economic output in 2020. Several economies around the world gradually eased measures taken earlier in 2020 resulting in improved activity levels from earlier year lows. The impact of the economic contraction remains highly dependent on the trajectory of COVID-19, potential variants, and the timing of wide-scale vaccine distribution, which remains uncertain.

While global economic activity levels, led by China, have improved, the outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by governments around the world in response to it. Drybulk commodities that are closely tied to global GDP growth and energy demand, experienced reduced trade flows in 2020 due to lower end user demand resulting from a decline in global economic activity. As countries worldwide gradually reopened their respective economies in mid-2020, trade flows and demand for raw materials increased. Drybulk spot freight rates rebounded from the 2020 lows towards the end of the second quarter and remained firm in the second half of 2020. In 2021 to date, spot rates for Capesize and Supramax vessels have reached levels not seen since 2010. While vaccinations are rising in developed countries, developing countries vaccination rates have lagged. Global vaccination rates, vaccine effectiveness together with the onset of variants, could impact the sustainability of this recovery in addition to drybulk specific seasonality described in further detail below.

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

U.S.-China Trade Dispute

Over the course of 2018 and 2019, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of agricultural products, including soybeans, from the U.S.  Peak North American grain season historically ramps up during the fourth quarter and extends into the early first quarter of the following year. In recent months, China has purchased large amounts of agricultural products that are transported on drybulk vessels which has helped support freight rates for the mid-sized and smaller vessel classes. It remains to be seen the stance the current U.S. administration will take towards China as well as any previously agreed upon trade deals. Any deterioration in the trading relationship or a re-escalation of protectionist measures taken between these countries or others could lead to reduced volumes of drybulk trade.

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

Vessel Sales and Acquisitions

On July 2, 2021, we entered into an agreement to purchase two 2017-built, 63,000 dwt Ultramax vessels for a purchase price of $24.6 million each, to be renamed the Genco Mayflower and Genco Constellation, and one 2014-built, 63,000 dwt Ultramax vessel for a purchase price of $21.9 million, to be renamed the Genco Madeleine. The vessels are expected to be delivered during the third quarter of 2021, and we intend to use a combination of cash on hand and debt to finance the purchase.

On May 18, 2021, we entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29.2 million each, to be renamed the Genco Mary and the Genco Laddey. The vessels are expected to be delivered during January 2022 and we intend to use a combination of cash on hand and credit facility borrowings to finance the purchase.

On April 20, 2021, we entered into an agreement to purchase a 2016-built, 64,000 dwt Ultramax vessel for a purchase price of $20.2 million, to be renamed the Genco Enterprise. The vessel is expected to deliver during the third quarter of 2021, and we intend to use cash on hand and debt to finance the purchase.

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

During July 2021, we completed the sale of one Supramax vessel which was classified as held for sale as of June 30, 2021. During the first half of 2021, we completed the sale of nine of our vessels, including three Supramax vessels and six Handysize vessels, which includes five of the Handysize vessels in the exchange described above. We have entered in agreements to sell one additional Supramax vessel during July 2021 for which the sale is expected to be completed during the fourth quarter of 2021.

During 2020, we completed the sale of nine of our vessels, including one of the Handysize vessels in the exchange described above. Three vessels were classified as held for sale as of December 31, 2020 and the five Handysize vessels were classified as held for exchange as of December 31, 2020.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with three independent technical managers to provide technical management of our fleet. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. During the third quarter of 2021, we plan to enter into a joint venture with Synergy Marine Pte. Ltd., one of our technical managers, to which we intend to transfer the technical management of all vessels in our fleet.  This joint venture, to be called GS Shipmanagement Pte. Ltd., aims to provide a unique and differentiated service to the management of our vessels. For us, we expect this joint venture to increase visibility and control over our vessel operations, augment fleet-wide fuel efficiency to lower our carbon footprint through an advanced data platform and potentially provide vessel operating expense savings over time. Members of our New York City-based management team oversee the activities of our technical managers.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2021 and 2020 on a consolidated basis.

	For the Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,547.0	1,547.0	—	—%
Panamax	—	—	—	—%
Ultramax	819.0	546.0	273.0	50.0%
Supramax	1,281.5	1,820.0	(538.5)	(29.6)%
Handymax	—	—	—	—%
Handysize	—	910.0	(910.0)	(100.0)%

Total	3,647.5	4,823.0	(1,175.5)	(24.4)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	111.7	114.2	(2.5)	(2.2)%
Supramax	334.2	98.7	235.5	238.6%
Handymax	—	—	—	—%
Handysize	—	35.6	(35.6)	(100.0)%

Total	445.9	248.5	197.4	79.4%

Available days (owned & chartered-in fleet) (3)
Capesize	1,514.4	1,530.1	(15.7)	(1.0)%
Panamax	—	—	—	—%
Ultramax	930.7	637.2	293.5	46.1%
Supramax	1,595.6	1,782.0	(186.4)	(10.5)%
Handymax	—	—	—	—%
Handysize	—	942.5	(942.5)	(100.0)%

Total	4,040.7	4,891.8	(851.1)	(17.4)%

Available days (owned fleet) (4)
Capesize	1,514.4	1,530.1	(15.7)	(1.0)%
Panamax	—	—	—	—%
Ultramax	819.0	523.0	296.0	56.6%
Supramax	1,261.4	1,683.3	(421.9)	(25.1)%
Handymax	—	—	—	—%
Handysize	—	906.9	(906.9)	(100.0)%

Total	3,594.8	4,643.3	(1,048.5)	(22.6)%

Operating days (5)
Capesize	1,505.6	1,529.6	(24.0)	(1.6)%
Panamax	—	—	—	—%
Ultramax	923.3	635.6	287.7	45.3%
Supramax	1,568.6	1,765.2	(196.6)	(11.1)%
Handymax	—	—	—	—%
Handysize	—	896.7	(896.7)	(100.0)%

Total	3,997.5	4,827.1	(829.6)	(17.2)%

	For the Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)	% Change

Fleet utilization (6)
Capesize	99.1%	98.9%	0.2%	0.2%
Panamax	—%	—%	—%	—%
Ultramax	99.2%	99.7%	(0.5)%	(0.5)%
Supramax	97.1%	97.7%	(0.6)%	(0.6)%
Handymax	—%	—%	—%	—%
Handysize	—%	94.8%	(94.8)%	(100.0)%

Fleet average	98.3%	97.8%	0.5%	0.5%

	For the Three Months Ended
	June 30,		Increase
	2021	2020	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$23,760	$9,466	$14,294	151.0%
Panamax	—	—	—	—%
Ultramax	19,524	7,848	11,676	148.8%
Supramax	19,027	5,301	13,726	258.9%
Handymax	—	—	—	—%
Handysize	—	3,952	(3,952)	(100.0)%

Fleet average	21,137	6,693	14,444	215.8%
Major bulk vessels	23,760	9,466	14,294	151.0%
Minor bulk vessels	19,227	5,331	13,896	260.7%

Daily vessel operating expenses (8)
Capesize	$5,461	$5,049	$412	8.2%
Panamax	—	—	—	—%
Ultramax	4,684	3,829	855	22.3%
Supramax	4,966	4,190	776	18.5%
Handymax	—	—	—	—%
Handysize	—	3,864	(3,864)	(100.0)%

Fleet average	5,151	4,366	785	18.0%

	For the Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,077.0	3,094.0	(17.0)	(0.5)%
Panamax	—	64.8	(64.8)	(100.0)%
Ultramax	1,550.8	1,092.0	458.8	42.0%
Supramax	2,689.2	3,640.0	(950.8)	(26.1)%
Handymax	—	—	—	—%
Handysize	227.5	1,874.7	(1,647.2)	(87.9)%

Total	7,544.5	9,765.5	(2,221.0)	(22.7)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	344.2	292.5	51.7	17.7%
Supramax	442.5	302.8	139.7	46.1%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	—	60.7	(60.7)	(100.0)%

	For the Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)	% Change

Total	786.7	670.5	116.2	17.3%

Available days (owned & chartered-in fleet) (3)
Capesize	3,020.0	3,058.4	(38.4)	(1.3)%
Panamax	—	64.4	(64.4)	(100.0)%
Ultramax	1,886.4	1,305.6	580.8	44.5%
Supramax	3,107.7	3,753.0	(645.3)	(17.2)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	227.5	1,924.6	(1,697.1)	(88.2)%

Total	8,241.6	10,120.5	(1,878.9)	(18.6)%

Available days (owned fleet) (4)
Capesize	3,020.0	3,058.4	(38.4)	(1.3)%
Panamax	—	64.4	(64.4)	(100.0)%
Ultramax	1,542.2	1,013.1	529.1	52.2%
Supramax	2,665.2	3,450.2	(785.0)	(22.8)%
Handymax	—	—	—	—%
Handysize	227.5	1,863.9	(1,636.4)	(87.8)%

Total	7,454.9	9,450.0	(1,995.1)	(21.1)%

Operating days (5)
Capesize	3,004.8	3,057.8	(53.0)	(1.7)%
Panamax	—	60.1	(60.1)	(100.0)%
Ultramax	1,874.0	1,303.3	570.7	43.8%
Supramax	3,050.3	3,707.8	(657.5)	(17.7)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	191.3	1,807.1	(1,615.8)	(89.4)%

Total	8,120.4	9,950.6	(1,830.2)	(18.4)%

Fleet utilization (6)
Capesize	99.3%	99.4%	(0.1)%	(0.1)%
Panamax	—%	92.7%	(92.7)%	(100.0)%
Ultramax	98.9%	99.8%	(0.9)%	(0.9)%
Supramax	97.4%	98.1%	(0.7)%	(0.7)%
Handymax	—%	100.0%	(100.0)%	100.0%
Handysize	84.1%	93.4%	(9.3)%	(10.0)%

Fleet average	98.1%	97.8%	0.3%	0.3%

	For the Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$18,692	$13,062	$5,630	43.1%
Panamax	—	5,256	(5,256)	(100.0)%
Ultramax	15,331	7,973	7,358	92.3%
Supramax	15,480	5,911	9,569	161.9%
Handymax	—	—	—	—%
Handysize	8,008	4,867	3,141	64.5%

Fleet average	16,508	8,251	8,257	100.1%
Major bulk vessels	18,692	13,062	5,630	43.1%
Minor bulk vessels	15,020	5,949	9,071	152.5%

	For the Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)	% Change

Daily vessel operating expenses (8)
Capesize	$5,335	$4,968	$367	7.4%
Panamax	—	3,338	(3,338)	(100.0)%
Ultramax	4,820	4,233	587	13.9%
Supramax	4,714	4,200	514	12.2%
Handymax	—	—	—	—%
Handysize	5,541	3,874	1,667	43.0%

Fleet average	5,015	4,390	625	14.2%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Voyage revenues (in thousands)	$121,008	$74,206	$54,621	$34,413	$66,387	$39,793
Voyage expenses (in thousands)	36,702	41,695	18,640	19,929	18,062	21,766
Charter hire expenses (in thousands)	8,325	1,432	—	—	8,325	1,432
	75,981	31,079	35,981	14,484	40,000	16,595
Total available days for owned fleet	3,595	4,643	1,514	1,530	2,080	3,113
Total TCE rate	$21,137	$6,693	$23,760	$9,466	$19,227	$5,331

	Entire Fleet		Major Bulk		Minor Bulk
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Voyage revenues (in thousands)	$208,599	$172,542	$92,278	$78,861	$116,321	$93,681
Voyage expenses (in thousands)	71,775	90,063	35,827	38,913	35,948	51,150
Charter hire expenses (in thousands)	13,761	4,507	—	—	13,761	4,507
	123,063	77,972	56,451	39,948	66,612	38,024
Total available days for owned fleet	7,455	9,450	3,020	3,058	4,435	6,392
Total TCE rate	$16,508	$8,251	$18,692	$13,062	$15,020	$5,949

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

Operating Data

The following table represents the operating data for the three and six months ended June 30, 2021 and 2020 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2021	2020	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$121,008	$74,206	$46,802	63.1%

Total revenues	121,008	74,206	46,802	63.1%

Operating Expenses:
Voyage expenses	36,702	41,695	(4,993)	(12.0)%
Vessel operating expenses	18,789	21,058	(2,269)	(10.8)%
Charter hire expenses	8,325	1,432	6,893	481.4%
General and administrative expenses (inclusive of nonvested stock amortization expense of $551 and $476, respectively)	5,854	5,471	383	7.0%
Technical management fees	1,305	1,724	(419)	(24.3)%
Depreciation and amortization	13,769	15,930	(2,161)	(13.6)%
Loss on sale of vessels	15	—	15	100.0%

Total operating expenses	84,759	87,310	(2,551)	(2.9)%

Operating income (loss)	36,249	(13,104)	49,353	(376.6)%
Other expense, net	(4,212)	(5,100)	888	(17.4)%

Net income (loss)	$32,037	$(18,204)	$50,241	(276.0)%

Net earnings (loss) per share - basic	$0.76	$(0.43)	$1.19	(276.7)%
Net earnings (loss) per share - diluted	$0.75	$(0.43)	$1.18	(274.4)%
Weighted average common shares outstanding - basic	42,071,019	41,900,901	170,118	0.4%
Weighted average common shares outstanding - diluted	42,612,132	41,900,901	711,231	1.7%

EBITDA (1)	$50,228	$2,946	$47,282	1,605.0%

	For the Six Months Ended
	June 30,
	2021	2020	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$208,599	$172,542	$36,057	20.9%

Total revenues	208,599	172,542	36,057	20.9%

Operating Expenses:
Voyage expenses	71,775	90,063	(18,288)	(20.3)%
Vessel operating expenses	37,834	42,871	(5,037)	(11.7)%
Charter hire expenses	13,761	4,507	9,254	205.3%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,073 and $957, respectively)	11,957	11,238	719	6.4%
Technical management fees	2,769	3,578	(809)	(22.6)%
Depreciation and amortization	27,209	33,504	(6,295)	(18.8)%
Impairment of vessel assets	—	112,814	(112,814)	(100.0)%
Loss on sale of vessels	735	486	249	51.2%

Total operating expenses	166,040	299,061	(133,021)	(44.5)%

Operating income (loss)	42,559	(126,519)	169,078	(133.6)%
Other expense	(8,537)	(12,035)	3,498	(29.1)%

Net income (loss)	$34,022	$(138,554)	$172,576	(124.6)%

Net earnings (loss) per share - basic	$0.81	$(3.31)	4.12	(124.5)%
Net earnings (loss) per share - diluted	$0.80	$(3.31)	4.11	(124.2)%
Weighted average common shares outstanding - basic	42,022,669	41,883,629	139,040	0.3%
Weighted average common shares outstanding - diluted	42,445,184	41,883,629	561,555	1.3%

EBITDA (1)	$70,124	$(93,479)	$163,603	(175.0)%

(1)	EBITDA represents net income (loss) plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income (loss) for each of the periods presented above:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$32,037	$(18,204)	$34,022	$(138,554)
Net interest expense	4,422	5,220	8,893	11,571
Income tax expense	—	—	—	—
Depreciation and amortization	13,769	15,930	27,209	33,504

EBITDA (1)	$50,228	$2,946	$70,124	$(93,479)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of August 3, 2021:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	September 2021	Voyage
Genco Tiberius	2007	August 2021	$36,500
Genco London	2007	August 2021	Voyage
Genco Titus	2007	August 2021	Voyage
Genco Constantine	2008	August 2021	Voyage
Genco Hadrian	2008	August 2021	Voyage
Genco Commodus	2009	August 2021	Voyage
Genco Maximus	2009	August 2021	$35,000
Genco Claudius	2010	September 2021	Voyage
Genco Tiger	2011	September 2021	Voyage
Baltic Lion	2012	September 2021	Voyage
Baltic Bear	2010	March 2022	$32,000
Baltic Wolf	2010	August 2021	Voyage
Genco Resolute	2015	August 2021	Voyage
Genco Endeavour	2015	August 2021	Voyage
Genco Defender	2016	September 2021	Voyage
Genco Liberty	2016	February 2022	$31,000

Ultramax Vessels
Baltic Hornet	2014	April 2023	$24,000
Baltic Wasp	2015	June 2023	$25,500
Baltic Scorpion	2015	September 2021	Voyage
Baltic Mantis	2015	September 2021	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Genco Weatherly	2014	September 2021	Voyage
Genco Columbia	2016	August 2021	Voyage
Genco Magic	2014	October 2021	$25,000
Genco Vigilant	2015	September 2022	$17,750
Genco Freedom	2015	March 2023	$23,375

Supramax Vessels
Genco Predator	2005	August 2021	$30,000
Genco Warrior	2005	August 2021	$31,500
Genco Hunter	2007	August 2021	Voyage
Genco Aquitaine	2009	September 2021	Voyage
Genco Ardennes	2009	September 2021	$37,500
Genco Auvergne	2009	September 2021	$28,000
Genco Bourgogne	2010	August 2021	$25,500
Genco Brittany	2010	September 2021	$47,000
Genco Languedoc	2010	August 2021	Voyage
Genco Picardy	2005	September 2021	Voyage
Genco Provence	2004	August 2021	$40,000
Genco Pyrenees	2010	October 2021	$23,000
Genco Rhone	2011	August 2021	$29,350
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

VOYAGE REVENUES-

For the three months ended June 30, 2021, voyage revenues increased by $46.8 million, or 63.1%, to $121.0 million as compared to $74.2 million for the three months ended June 30, 2020. The increase in voyage revenues was primarily due higher rates achieved by both our major and minor bulk vessels, as well as our third party time chartered-in vessels, which was partially offset by the operation of fewer vessels in our fleet. During the second quarter of 2021, the drybulk earnings environment reached multi-year highs led by increased global economic activity, recovering steel production and augmented demand for drybulk commodities. This resulted in a meaningful year-over-year uplift in revenues as compared to the second quarter of 2020, a period in which the drybulk operating landscape was most severely impacted by the demand destruction from the onset of the COVID-19 pandemic.

The average TCE rate of our overall fleet increased 215.8% to $21,137 a day during the second quarter of 2021 from $6,693 a day during the second quarter of 2020. The TCE for our major bulk vessels increased by 151.0% from $9,466 a day during the second quarter of 2020 to $23,760 a day during the second quarter of 2021. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 260.7% from $5,331 a day during the second quarter of 2020 to $19,227 a day during the second quarter of 2021 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

The overall uncertainty surrounding the impact of COVID-19 on our business, together with reduced economic activity and in turn trade flows, could negatively impact the revenue generated by our vessels. While we believe that the gradual reopening of economies affected by COVID-19 has led to increased global trade flows and a rise in drybulk shipping rates, the sustainability of the recovery cannot be predicted and could be affected by a resurgence of the virus, variants and the timing of wide-scale vaccine distribution. Furthermore, deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation due to various travel and port restrictions related to COVID-19, resulted in days in the second quarter of 2021 in which our vessels were unable to earn revenue and may continue to do so.

For the three months ended June 30, 2021 and 2020, we had 3,647.5 and 4,823.0 ownership days, respectively. The decrease in ownership days is primarily due to the sale of nine vessels during 2020 and nine vessels during the first half of 2021, partially offset by the delivery of one and two vessels during 2020 and the first quarter of 2021, respectively. Fleet utilization increased from 97.8% during the second quarter of 2020 to 98.3% during the second quarter of 2021.

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

Due to various travel and port restrictions relating to COVID-19 and our strong emphasis on maintaining the health and safety of both our on-signing and off-signing crew members, we experienced increased deviation time for certain of our vessels to undertake crew rotations during the second half of 2020 and the first half of 2021. As such, we have experienced higher voyage expenses for certain crew changes that we have completed, which we expect to continue as a result of COVID-19 restrictions imposed by various counties. These increased voyage expenses are due to the incremental fuel consumption of deviating to certain ports on which we would ordinarily not call during a typical voyage. Additionally, during the first half of 2021, fuel prices began to increase, which could result in higher bunker expenses during the remainder of 2021.

Voyage expenses were $36.7 million and $41.7 million during the three months ended June 30, 2021 and 2020, respectively. This decrease was primarily due to the operation of fewer vessels, partially offset by an increase in bunker consumption.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $2.3 million from $21.1 million during the three months ended June 30, 2020 to $18.8 million during the three months ended June 30, 2021. The decrease was primarily due to fewer owned vessels during the second quarter of 2021 as compared to the second quarter of 2020, partially offset by COVID-19 related expenditures and higher crew related and spare expenses. Restrictions on crew rotations led to a temporary decline in crewing related expenses during the first half of 2020. However, such costs began to increase in June 2020, which also contributed to higher crew related expenses during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Average daily vessel operating expenses for our fleet increased to $5,151 per vessel per day for the three months ended June 30, 2021 from $4,366 per day for the three months ended June 30, 2020. The increase in daily vessel operating expense was predominantly due to COVID-19 related expenditures and higher crew related expenses, as well higher spares and stores related expenditures. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2021 were $151 above the weighted-average budgeted rate of $5,000 per vessel per day for the entire year. The budgeted rate reflects the larger weighting of our fleet towards Capesize vessels following our sales of smaller Supramax and Handysize vessels, as well as an anticipated increase in COVID-19 related expenses. The potential impacts of COVID-19 are beyond our control and are difficult to predict due to uncertainties surrounding the pandemic.

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

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $6.9 million from $1.4 million during the three months ended June 30, 2020 to $8.3 million during the three months ended June 30, 2021. The increase was primarily due to higher charter in rates during the second quarter of 2021 as compared to the second quarter of 2020, in addition to an increase in chartered-in days.

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

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $5.9 million and $5.5 million, respectively. The $0.4 million increase was primarily due to higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees were $1.3 million and $1.7 million during the three months ended June 30, 2021 and 2020, respectively. The decrease was a result of fewer owned vessels during the second quarter of 2021 as compared to the second quarter of 2020.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $2.2 million to $13.8 million during the three months ended June 30, 2021 as compared to $15.9 million during the three months ended June 30, 2020. This decrease was primarily due to a decrease in depreciation for vessels that were sold during the second half of 2020 and the first half of 2021, as well as a decrease in depreciation for certain vessels in our fleet that were impaired during 2020. These decreases were partially offset by an increase in depreciation expense for the three vessels acquired during Q4 2020 and Q1 2021.

LOSS ON SALE OF VESSELS-

During the second quarter of 2021, we recorded a net loss on sale of vessels of $15 thousand related primarily to the sale of the Baltic Leopard. There were no vessels sold during the second quarter of 2020.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $0.8 million from $5.2 million during the three months ended June 30, 2020 to $4.4 million during the three months ended June 30, 2021. Net interest expense during the three months ended June 30, 2021 and 2020 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $1.0 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt. This was offset by a $0.2 million decrease in interest income due to a decrease in interest earned on our time deposits.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

VOYAGE REVENUES-

For the six months ended June 30, 2021, voyage revenues increased by $36.1 million, or 20.9%, to $208.6 million as compared to $172.5 million for the six months ended June 30, 2020.  The increase in voyage revenues was primarily due higher rates achieved by both our major and minor bulk vessels, as well as our third party time chartered-in vessels, which was partially offset by the operation of fewer vessels in our fleet. Refer to the discussion above included under the section “Three months ended June 30, 2021 compared to the three months ended June 30, 2020 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet increased by 100.1% to $16,508 a day for the six months ended June 30, 2021 from $8,251 a day for the six months ended June 30, 2020.  The TCE for our major bulk vessels increased by 43.1% from $13,062 a day during the first half of 2020 to $18,692 a day during the first half of 2021. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 152.5% from $5,949 a day during the first half of 2020 to $15,020 a day during the first half of 2021 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

For the six months ended June 30, 2021 and 2020, we had 7,544.5 and 9,765.5 ownership days, respectively. The decrease in ownership days is primarily due to the sale of nine vessels during 2020 and nine vessels during the first half of 2021, partially offset by the delivery of one and two vessels during 2020 and the first quarter of 2021, respectively. Fleet utilization increased to 98.1% during the six months ended June 30, 2021 from 97.8% during the six months ended June 30, 2020.

VOYAGE EXPENSES-

Voyage expenses decreased by $18.3 million from $90.1 million during the six months ended June 30, 2020 as compared to $71.8 million during the six months ended June 30, 2021.  This decrease was primarily due to the operation of fewer vessels, as well as a decrease in bunker consumption.

During the first quarter of 2020, there was an increase in bunker prices that was primarily due to the onset of IMO 2020, in which our non-scrubber fitted minor bulk fleet consumed more expensive low sulfur fuel as opposed to high sulfur fuel in order to comply with sulfur emissions regulations that took effect on January 1, 2020.  Although fuel prices subsequently decreased during the second quarter of 2020, the initial low sulfur fuel that was purchased for our vessels during the end of 2019 and the first quarter of 2020 and consumed during the six months ended June 30, 2020 was at a higher cost basis. This was partially offset by savings in fuel costs on our Capesize vessels, which are all fitted with scrubbers and continue to consume the less expensive high sulfur fuel.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $5.1 million from $42.9 million during the six months ended June 30, 2020 to $37.8 million during the six months ended June 30, 2021.  The decrease was primarily due to fewer owned vessels during the first half of 2021 as compared to the first half of 2020, partially offset by COVID-19 related expenditures and higher crew related expenses. Restrictions on crew rotations led to a temporary decline in crewing related expenses during the first half of 2020. However, such costs began to increase in June 2020, which also contributed to higher crew related expenses during the first half of 2021 as compared to the first half of 2020.

Daily vessel operating expenses increased to $5,015 per vessel per day for the six months ended June 30, 2021 from $4,390 per day for the six months ended June 30, 2020.  The increase in daily vessel operating expense was predominantly due to COVID-19 related expenditures and higher crew related expenses, as well higher spares related expenditures. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2021 were $15 above the weighted-average budgeted rate of $5,000 per vessel per day for the entire year.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $9.3 million from $4.5 million during the six months ended June 30, 2020 to $13.8 million during the six months ended June 30, 2021. The increase was primarily due to higher charter in rates during the first half of 2021 as compared to the first half of 2020, in addition to an increase in chartered-in days.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2021 and 2020, general and administrative expenses were $12.0 million and $11.2 million, respectively. The $0.8 million increase was primarily due to higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $2.8 million and $3.6 million during the six months ended June 30, 2021 and 2020, respectively. The decrease was a result of fewer owned vessels during the first half of 2021 as compared to the first half of 2020.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $6.3 million to $27.2 million during the six months ended June 30, 2021 as compared to $33.5 million during the six months ended June 30, 2020. This decrease was primarily due to a decrease in depreciation for vessels that were sold during the second half of 2020 and the first half of 2021, as well as a decrease in depreciation for certain vessels in our fleet that were impaired during 2020. These decreases were partially offset by an increase in depreciation expense for the three vessels acquired during Q4 2020 and Q1 2021.

IMPAIRMENT OF VESSEL ASSETS-

During the six months ended June 30, 2020, we recorded $112.8 million of impairment of vessel assets. There was no vessel impairment recorded during the six months ended June 30, 2021. During the six months ended June 30, 2020, we recorded impairment losses for four of our Supramax vessels and ten of our Handysize vessels.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of these vessels.

For our impairment analysis, we utilize the ten-year historical one-year time charter average to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.  In addition, we consider the current market rate environment and, if necessary, adjust our estimates of undiscounted cash flows to reflect the current rate environment. For our older vessels, those vessels in operation for at least 18 years, we evaluate the current rate environment compared to the ten-year historical one-year time charter rate and adjust the rate to better reflect the expected cash flows over the remaining useful lives of those vessels. Please see “Critical Accounting Policies – Impairment of long-lived assets” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 10-K.

LOSS ON SALE OF VESSELS-

During the first half of 2021, we recorded a net loss on sale of vessels of $0.7 million related primarily to the sale of the Baltic Panther, Baltic Hare, Baltic Cougar and Baltic Leopard, as well as net losses associated with the exchange the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. During the first half of 2020, we recorded a net loss on sale of vessels of $0.5 million related primarily to the sale of the Genco Charger and Genco Thunder.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $2.7 million from $11.6 million during the six months ended June 30, 2020 to $8.9 million during the six months ended June 30, 2021. Net interest expense during the six months ended June 30, 2021 and 2020 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $3.4 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt. This was offset by a $0.7 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $116.3 million as of June 30, 2021, which compares to a minimum liquidity requirement under our $495 Million Credit Facility and our $133 Million Credit Facility of $30 million as of the date of this report, as well as the $17.3 million availability under the revolver of the $133 Million Credit Facility. Given future quarterly amortization payments of $14.0 million under our credit facilities, anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”), as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic or other causes, then our cash resources may decline to a level that may put at risk our ability to service timely our debt and capital expenditure commitments. Through the implementation phase of our comprehensive value strategy, the Company has been utilizing this strong drybulk earnings environment to proactively pay down debt to reduce cash flow breakeven rates from previous levels.

As of June 30, 2021, our credit facilities contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

On August 3, 2021, we entered into a five-year $450 Million Credit Agreement with Nordea Bank Abp, New York Branch (“Nordea”), as administrative agent, collateral agent, security trustee, and sustainability coordinator, Nordea, Skandinaviska Enskilda Banken AB (publ) and DNB Markets, Inc., as Mandated Lead Arrangers and Bookrunners, ING Bank N.V., London Branch and CIT Bank, N.A., as Co-Arrangers, and the guarantors and lenders party thereto for a new credit facility (the “$450 Million Credit Facility”). We intend to use borrowings under the $450 Million Credit Facility to refinance our $495 Million Credit Facility and our $133 Million Credit Facility by the end of August 2021. Key terms of the $450 Million Credit Facility are as follows:

●	The total aggregate principal amount that may be borrowed is up to $450 million, which is allocated between a $150 million senior secured term loan facility and an up to $300 million senior secured revolving credit facility. Such amounts are subject to a limit of the ratio of the principal amount outstanding to the value of collateral (“LTV”) of 55%.
●	There is a non-committed accordion term loan facility whereby additional borrowings of up to $150 million may be incurred if additional eligible collateral is provided; such additional borrowings are subject to a LTV ratio of 60% for collateral vessels less than five years old or 55% for collateral vessels at least five years old but not older than seven years.
●	There are scheduled quarterly commitment reductions of $11.7 million per quarter followed by a balloon payment of $215.6 million
●	Borrowings bear interest at LIBOR plus a margin of 2.15% to 2.75% based on our quarterly total net leverage ratio (our ratio of total net indebtedness to consolidated EBITDA), which may be increased or decreased by a margin of up to 0.05% based on our performance regarding emissions targets. Upon cessation of the LIBOR rate, borrowings will bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York plus a spread adjustment, plus the applicable margin referred to above.
●	Collateral includes forty of our current vessels, leaving five vessels expected to be delivered unencumbered after completion of all currently anticipated vessel purchases and sales.
●	Commitment fees are 40% of the applicable margin for unutilized commitments.
●	We can sell or dispose of collateral vessels without loan prepayment if a replacement vessel or vessels meeting certain requirements are included as collateral within 360 days.
●	We are subject to customary financial covenants, including a collateral maintenance covenant requiring the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of loans outstanding, a minimum liquidity covenant requiring our unrestricted cash and cash equivalents to be the greater of $500,000 per vessel or 5% of total indebtedness, a minimum working capital covenant requiring consolidated current assets (excluding restricted cash) minus current liabilities (excluding the current portion of debt) to be not less than zero, and a debt to capitalization covenant requiring the ratio of total net indebtedness to total capitalization to be not more than 70%.
●	We may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) we are in pro forma compliance with our financial covenants after giving effect to the dividend. Other restrictions in the dividend covenants of our existing credit facilities are eliminated.

Borrowings under the $450 Million Credit Facility are subject to customary closing conditions.

We entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities: the $400 Million Credit Facility, the $98 Million Credit Facility and the 2014 Term Loan Facilities on June 5, 2018 and originally allowed borrowings of up to $460 million. On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility that provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of the Company’s Capesize vessels. This additional tranche used to finance the purchase of scrubbers was fully repaid during the second quarter of 2021. The scrubber tranche was fully repaid during the second quarter of 2021. On June 5, 2020, we entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days. On December 17, 2020, we entered into an amendment to the $495 Million Credit Facility that allowed us to enter into a vessel transaction in which we agreed to acquire three modern Ultramax vessels in exchange for six of our older Handysize vessels.

We entered into the $133 Million Credit Facility on August 14, 2018, which was initially used to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018 and originally allowed borrowings of up to $108 million. On June 11, 2020, we entered into an amendment to the $133 Million Credit Facility that provides us with a $25 million revolving credit facility to be used for general corporate and working capital purposes. The revolver was fully repaid during the first quarter of 2021. We currently have $17.3 million of availability remaining under the revolving credit facility. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements.

At June 30, 2021, we were in compliance with all financial covenants under the $495 Million Credit facility and the $133 Million Credit Facility.

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

On August 3, 2021, our Board declared a quarterly dividend of $0.10 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our new dividend policy, we will seek to pay down additional indebtedness under our credit facilities and use the $450 Million Credit Facility to refinance our two prior credit facilities as noted above. If we do not meet conditions for borrowings under the $450 Million Facility to refinance our prior credit facilities, dividends under our new quarterly dividend policy will continue to be subject to the terms of our credit facilities, which are described below.

On November 5, 2019, we entered into amendments with our lenders to the dividend covenants of the credit agreements for our $495 Million Credit Facility and our $133 Million Credit Facility. Under the terms of these two facilities as so amended, dividends or repurchases of our stock are subject to customary conditions.  We may pay dividends or repurchase stock under these facilities to the extent our total cash and cash equivalents are greater than $100 million and 18.75% of our total indebtedness, whichever is higher; if we cannot satisfy this condition, we are subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35 million of our new scrubber tranche is assumed to be drawn. As of June 30, 2021, we had unrestricted cash and cash equivalents of $116.3 million. We have commitments for quarterly amortization payments of $14.0 million under our credit facilities, which reflects the reset of amortization payments under the $495 Million Credit Facility. Therefore, if we do not generate cash flow from operations, we would be unlikely to be able to declare or pay dividends in the future under the terms of our existing credit facilities, except to the extent of permissible dividends from net income.

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

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2021 was $62.6 million as compared to net cash used in operating activities of $9.0 million for the six months ended June 30, 2020. This increase in cash provided by operating activities was primarily due to higher rates achieved by our major and minor bulk vessels, changes in working capital, as well as a decrease in drydocking related expenditures and interest expense.

Net cash provided by investing activities for the six months ended June 30, 2021 was $4.2 million as compared to net cash used in investing activities of $0.6 million for the six months ended June 30, 2020. This fluctuation was primarily due to an increase in net proceeds from the sale of vessels during the first half of 2021 as compared to the first half of 2020, as well as a decrease in scrubber related expenditures.  These fluctuations were partially offset by an increase in deposits made on three Ultramax vessels that we entered into agreements to purchase during the second quarter of 2021.

Net cash used in financing activities during the six months ended June 30, 2021 and 2020 was $85.2 million and $9.8 million, respectively.  The increase was primarily due to an increase in repayments of $45.6 million under the $495 Million Credit Facility and the $133 Million Credit Facility. During the first half of 2021, we made a $21.2 million repayment of the revolver under the $133 Million Credit Facility, and we made a $20.0 million repayment of the scrubber tranche under the $495 Million Credit Facility. Additionally, this increase in net cash used in financing activities was due to the $24.0 million drawdown and $11.3 million drawdown on the $133 Million Credit Facility and the $495 Million Credit Facility, respectively, during the first half of 2020. These increases were partially offset by a $5.1 million decrease in the payment of dividends during the first half of 2021 as compared to the first half of 2020.

Credit Facilities

We entered into the $133 Million Credit Facility on August 14, 2018, which was initially used to finance a portion of the purchase price for the six vessels that were purchased during the third quarter of 2018. On June 11, 2020, we entered into an amendment to the $133 Million Credit Facility which provided us with a $25 million revolving credit facility to be used for general corporate and working capital purposes. Additionally, we entered into the $495 Million Credit Facility on May 31, 2018, which was initially used to refinance our prior credit facilities. On February 28, 2019, we entered into an amendment to the $495 Million Credit Facility, which provides for an additional tranche of up to $35 million to finance a portion of the acquisitions, installations, and related costs for exhaust cleaning systems (or “scrubbers”) for 17 of our Capesize vessels. On June 5, 2020, we entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days. On December 17, 2020, we entered into an amendment to the $495 Million Credit Facility that allowed us to enter into a vessel transaction in which we agreed to acquire three modern Ultramax vessels in exchange for six of our older Handysize vessels. On August 3, 2021, we entered into the $450 Million Credit Facility, which we intend to use to refinance the $495 Million Credit Facility and the $133 Million Credit Facility.

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2021, we had three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At June 30, 2021, the total notional principal amount of the interest rate cap agreements is $200.0 million. At December 31, 2020, we did not have any material interest rate cap or interest rate swap agreements.

Refer to the table in Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of June 30, 2021.

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. In determining the fair value of interest rate derivatives, we would consider the impact of the creditworthiness of both the counterparty and ourselves immaterial. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations. Amounts would not and should not be identical due to the different modeling assumptions. Any material differences would be investigated.

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2021 and December 31, 2020.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. After the anticipated sale of one of our Supramax vessels and the anticipated acquisition of six Ultramax vessels during the remainder of 2021 and January 2022, our fleet will consist of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and eleven Supramax drybulk carriers.

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

During the second half of 2018, we have entered into agreements for the purchase of BWTS for 36 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels and $0.6 million for Supramax vessels. The BWTS will be installed during a vessel’s scheduled drydocking and these costs will be capitalized and depreciated over the remainder of the life of the vessel.  During the years ended December 31, 2020 and 2019, we completed the installation of BWTS on nine and 17 of our vessels, respectively.  There were no BWTS installations completed during the first half of 2021. Nine of these vessels have since been sold as of June 30, 2021. We anticipate that we will complete the installation of BWTS on 5 vessels during 2021 and five vessels during 2022. We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Furthermore, we plan to upgrade a portion of our fleet with energy saving devices and apply high performance paint systems to our vessels in order to reduce fuel consumption and emissions. Through June 30, 2021, we have paid $42.8 million in cash installments towards our scrubber program and have drawn down $32.8 million under the scrubber tranche under our $495 Million Credit Facility. During the second quarter of 2021, we paid down the debt balance under the scrubber tranche.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2022 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

July 1 - December 31, 2021	$6.5	$2.6	$4.7	150
2022	$8.0	$4.0	$4.7	210

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

During the six months ended June 30, 2021 and 2020, we incurred a total of $1.8 million and $5.6 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydockings for two of our vessels during the six months ended June 30, 2021. We estimate that seven of our vessels will be drydocked during the remainder of 2021 and eight of our vessels will be drydocked during 2022.

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

There were no impairment losses recorded during the three and six months ended June 30, 2021 and the three months ended June 30, 2020. During the six months ended June 30, 2020, we recorded losses of $112.8 million related to the impairment of vessel assets.  During the six months ended June 30, 2020, we recorded an impairment loss for ten of our Handysize vessels (the Genco Avra, the Genco Bay, the Genco Mare, the Genco Ocean, the Genco Spirit, the Baltic Breeze, the Baltic Cove, the Baltic Fox, the Baltic Hare and the Baltic Wind) and four of our Supramax vessels (the Genco Picardy, the Genco Predator, the Genco Provence and the Genco Warrior). Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information regarding the impairment recorded during the six month period ended June 30, 2020.

Pursuant to our credit facilities, we regularly submit to the lenders’ valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $495 Million Credit Facility and $133 Million Credit Facility as of June 30, 2021. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $495 Million Credit Facility and the $133 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2021 and December 31, 2020. Vessels have been grouped according to their collateralized status as of June 30, 2021 and does not include any vessels held for sale or held for exchange. The carrying value of our thirteen and fifteen Supramax vessels that were not held for sale as of June 30, 2021 and December 31, 2020, respectively, reflect the impairment loss recorded during the year ended December 31, 2020.

As of June 30, 2021, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2021, with the exception of our 13 Supramax vessels that were impaired during the year ended December 31, 2020, the Baltic Lion, the Genco Tiger, five of our Ultramax vessels (the Baltic Scorpion, the Baltic Hornet, the Baltic Wasp, the Genco Columbia and the Genco Weatherly) and the three Ultramax vessels acquired during the fourth quarter of 2020 (the Genco Magic) and the first quarter of 2021 (the Genco Vigilant and the Genco Freedom). As of December 31, 2020, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2020, with the exception of nine of the Supramax vessels that were impaired as of December 31, 2020 (the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone) and the Genco Magic that was acquired during the fourth quarter of 2020.

The amount by which the carrying value at June 30, 2021 of all of the vessels in our fleet, with the exception of the 23 aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.2 million to $9.6 million per vessel, and $104.1 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2020 of all of the vessels in our fleet, with the exception of the ten aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0 million to $18.3 million per vessel, and $260.8 million on an aggregate fleet basis. The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $6.5 million at June 30, 2021 and $9.0 million as of December 31, 2020. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2021	2020
$495 Million Credit Facility
Genco Commodus	2009	2009	$36,291	$37,356
Genco Maximus	2009	2009	36,295	37,355
Genco Claudius	2010	2009	37,992	39,091
Baltic Bear	2010	2010	37,756	38,813
Baltic Wolf	2010	2010	38,009	39,050
Baltic Lion	2009	2013	30,250	30,811
Genco Tiger	2010	2013	28,876	29,020

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2021	2020
Baltic Scorpion	2015	2015	23,992	24,520
Baltic Mantis	2015	2015	24,239	24,768
Genco Hunter	2007	2007	8,021	8,250
Genco Warrior	2005	2007	7,167	7,422
Genco Aquitaine	2009	2010	8,795	9,000
Genco Ardennes	2009	2010	8,797	9,000
Genco Auvergne	2009	2010	8,800	9,000
Genco Bourgogne	2010	2010	9,526	9,750
Genco Brittany	2010	2010	9,528	9,750
Genco Languedoc	2010	2010	9,529	9,750
Genco Lorraine	2009	2010	—	7,751
Baltic Leopard	2009	2009	—	7,840
Genco Picardy	2005	2010	7,618	7,890
Genco Provence	2004	2010	6,695	6,930
Genco Pyrenees	2010	2010	9,532	9,750
Genco Rhone	2011	2011	10,658	10,625
Genco Constantine	2008	2008	33,063	34,179
Genco Augustus	2007	2007	31,481	32,049
Genco London	2007	2007	30,586	31,587
Genco Titus	2007	2007	31,279	32,306
Genco Tiberius	2007	2007	30,882	32,007
Genco Hadrian	2008	2008	33,610	34,633
Genco Predator	2005	2007	7,543	7,816
Baltic Hornet	2014	2014	22,542	23,055
Baltic Wasp	2015	2015	22,795	23,308
Genco Magic	2014	2020	14,696	14,683
Genco Vigilant	2015	2021	15,765	—
Genco Freedom	2015	2021	15,833	—
TOTAL			$688,441	$689,115

$133 Million Credit Facility
Genco Endeavour	2015	2018	43,147	44,069
Genco Resolute	2015	2018	43,428	44,320
Genco Columbia	2016	2018	25,023	25,553
Genco Weatherly	2014	2018	20,277	20,740
Genco Liberty	2016	2018	46,738	47,676
Genco Defender	2016	2018	46,775	47,641
			$225,388	$229,999

Consolidated Total			$913,829	$919,114

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale and exchange as of June 30, 2021 and December 31, 2020.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held three interest rate cap agreements as of June 30, 2021 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at June 30, 2021 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements, which summarizes the interest rate caps in place as of June 30, 2021.

At December 31, 2020, we did not have any material interest rate cap or interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at June 30, 2021 is $0.6 million, which has been classified as a noncurrent asset on the balance sheet.  As of June 30, 2021, the Company has accumulated other comprehensive income (“AOCI”) of $0.1 million related to the interest rate cap agreements.  At June 30, 2021, $0.2 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. During the three and six months ended June 30, 2021 and 2020, we were subject to the following interest rates on the outstanding debt under our credit facilities:

●	$133 Million Credit Facility

●	$108 Million Tranche — one-month LIBOR plus 2.50%.

●	$25 Million Tranche — one-month LIBOR plus 3.00% until March 31, 2021, when this tranche was paid down.

●	$495 Million Credit Facility —

●	$460 Million Tranche – one-month or three-month LIBOR plus 3.25%.

●	$35 Million Tranche – one-month LIBOR plus 2.50% until June 7, 2021, when this tranche was paid down.

A 1% increase in LIBOR would result in an increase of $2.1 million in interest expense for the six months ended June 30, 2021.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of June 30, 2021, we held three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of December 31, 2020, we did not have any material derivative financial instruments. The total notional amount of the caps at June 30, 2021 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements which summarizes the interest rate caps in place as of June 30, 2021.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2020 10-K, which could materially affect our business, financial condition or future results. Below is an update to the risk factor entitled, “Legislative action relating to taxation could materially and adversely affect us”:

Our tax position could be adversely impacted by changes in tax laws, treaties or regulations or the interpretation or enforcement thereof by any tax authority. For example, the Organization for Economic Cooperation and Development (“OECD”) has published a “Programme of Work,” which included several proposals, including a global minimum tax.  On June 5, 2021, the finance ministers of the Group of Seven (G7) agreed to a global minimum tax rate of at least 15%, and on July 1, 2021, 130 nations agreed to this proposal.  The Marshall Islands is not among the nations that have signed on to this proposal.  The U.S. is a signatory to the OECD’s proposal.  The OECD’s proposal contains an exclusion for international shipping income, but the details of any laws that are ultimately adopted under this proposal and their impact on the shipping industry is not certain at this time. The foregoing proposal, in the event international consensus is achieved and implementing laws are adopted, and other possible future tax changes may have an adverse impact on us.

Also, below is an update to the risk factor entitled, “An increase in interest rates could adversely affect our cash flow and financial condition”:

All LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee, a committee of private sector entities convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate, or SOFR plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. The $450 Million Credit Facility specifies that upon cessation of the LIBOR rate, borrowings will bear interest at a rate based on SOFR. Our $495 Million Credit Facility and our $133 Million Credit Facility do not specify a replacement rate for LIBOR, and it is possible that a replacement rate other than SOFR could be selected if we are unable to refinance these facilities with the $450 Million Credit Facility. It is therefore not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs.

ITEM 5.  OTHER INFORMATION

As disclosed above on pages 45 to 46 in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” on August 3, 2021, we entered into the $450 Million Credit Facility.  Such disclosure, including without limitation the description of the $450 Million Credit Facility, is incorporated into this Item 5 by reference.  The foregoing description of the $450 Million Credit Facility does not purport to be complete and is qualified in its entirety by reference to the agreement for the $450 Million Credit Facility, which is filed as Exhibit 10.6 to this report and also incorporated into this Item 5 by reference.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021(10)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

10.1	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(7)

10.2	Amendment to Award Agreements dated June 14, 2021.(*)

10.3	Restricted Stock Unit Agreement dated May 4, 2021 between Genco Shipping & Trading Limited and Arthur L. Regan.(*)

10.4	Restricted Stock Unit Agreement dated May 13, 2021 between Genco Shipping & Trading Limited and James G. Dolphin.(*)

10.5	Form of Director Restricted Stock Unit Agreement dated May 13, 2021.(*)

10.6

US$450 Million Credit Agreement dated as of August 3, 2021, by and among Genco Shipping & Trading Limited as Borrower, the other Guarantors party thereto, the Lenders party thereto, Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, Security Trustee and Sustainability Coordinator, Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ), and DNB Markets, Inc., as Mandated Lead Arrangers and Bookrunners, and ING Bank N.V., London Branch and CIT Bank, N.A., as Co-Arrangers.(*)

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2021.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 4, 2021	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 4, 2021	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)