Form 10-Q
period 2021-09-30
GENCO SHIPPING & TRADING LTD
filed 2021-11-03
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2021: Common stock, par value $0.01 per share — 41,924,597 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$80,172	$143,872
Restricted cash	—	35,492
Due from charterers, net of a reserve of $1,635 and $669, respectively	22,069	12,991
Prepaid expenses and other current assets	9,544	10,856
Inventories	23,722	21,583
Vessels held for sale	6,964	22,408
Total current assets	142,471	247,202

Noncurrent assets:
Vessels, net of accumulated depreciation of $239,893 and $204,201, respectively	991,471	919,114
Deposits on vessels	17,702	—
Vessels held for exchange	—	38,214
Deferred drydock, net of accumulated amortization of $11,649 and $8,124 respectively	12,465	14,689
Fixed assets, net of accumulated depreciation and amortization of $3,525 and $2,266, respectively	6,072	6,393
Operating lease right-of-use assets	5,845	6,882
Restricted cash	315	315
Fair value of derivative instruments	424	—
Total noncurrent assets	1,034,294	985,607

Total assets	$1,176,765	$1,232,809

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,138	$22,793
Current portion of long-term debt	—	80,642
Deferred revenue	14,441	8,421
Fair market value of time charters acquired	2,220	—
Current operating lease liabilities	1,835	1,765
Total current liabilities:	42,634	113,621

Noncurrent liabilities:
Long-term operating lease liabilities	6,677	8,061
Contract liability	—	7,200
Long-term debt, net of deferred financing costs of $8,229 and $9,653, respectively	296,771	358,933
Total noncurrent liabilities	303,448	374,194

Total liabilities	346,082	487,815

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,924,597 and 41,801,753 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	419	418
Additional paid-in capital	1,707,900	1,713,406
Accumulated other comprehensive income	40	—
Accumulated deficit	(877,676)	(968,830)
Total equity	830,683	744,994
Total liabilities and equity	$1,176,765	$1,232,809

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Voyage revenues	$155,252	$87,524	$363,851	$260,066

Total revenues	155,252	87,524	363,851	260,066

Operating expenses:
Voyage expenses	37,797	33,487	109,572	123,550
Vessel operating expenses	21,788	23,460	59,622	66,332
Charter hire expenses	8,644	1,020	22,405	5,527
General and administrative expenses (inclusive of nonvested stock amortization expense of $597, $534, $1,670 and $1,491, respectively)	5,659	5,115	17,616	16,353
Technical management fees	1,631	1,739	4,400	5,316
Depreciation and amortization	14,200	16,115	41,409	49,619
Impairment of vessel assets	—	21,896	—	134,710
Loss on sale of vessels	159	358	894	844

Total operating expenses	89,878	103,190	255,918	402,251

Operating income (loss)	65,374	(15,666)	107,933	(142,185)

Other income (expense):
Other income (expense)	84	(436)	440	(900)
Interest income	25	101	144	948
Interest expense	(3,943)	(5,097)	(12,955)	(17,515)
Loss on debt extinguishment	(4,408)	—	(4,408)	—

Other expense, net	(8,242)	(5,432)	(16,779)	(17,467)

Net income (loss)	$57,132	$(21,098)	$91,154	$(159,652)

Net earnings (loss) per share-basic	$1.36	$(0.50)	$2.17	$(3.81)
Net earnings (loss) per share-diluted	$1.34	$(0.50)	$2.14	$(3.81)
Weighted average common shares outstanding-basic	42,095,211	41,928,682	42,047,115	41,898,756
Weighted average common shares outstanding-diluted	42,750,836	41,928,682	42,548,187	41,898,756

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2021 and 2020

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$57,132	$(21,098)	$91,154	$(159,652)

Other comprehensive (loss) income	(98)	—	40	—

Comprehensive income (loss)	$57,034	$(21,098)	$91,194	$(159,652)

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(U.S. Dollars in Thousands)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total Equity
Balance — January 1, 2021	$418	$1,713,406	$—	$(968,830)	$744,994

Net income				1,985	1,985

Other comprehensive income			161		161

Issuance of shares due to vesting of RSUs and exercise of options	1	(1)			—

Cash dividends declared ($0.02 per share)		(845)			(845)

Nonvested stock amortization		522			522

Balance — March 31, 2021	$419	$1,713,082	$161	$(966,845)	$746,817

Net income				32,037	32,037

Other comprehensive loss			(23)		(23)

Issuance of shares due to exercise of options	—	—			—

Cash dividends declared ($0.05 per share)		(2,110)			(2,110)

Nonvested stock amortization		551			551

Balance — June 30, 2021	$419	$1,711,523	$138	$(934,808)	$777,272

Net income				57,132	57,132

Other comprehensive loss			(98)		(98)

Issuance of shares due to exercise of options	—	—			—

Cash dividends declared ($0.10 per share)		(4,220)			(4,220)

Nonvested stock amortization		597			597

Balance — September 30, 2021	$419	$1,707,900	$40	$(877,676)	$830,683

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total Equity
Balance — January 1, 2020	$417	$1,721,268	$—	$(743,257)	$978,428

Net loss				(120,350)	(120,350)

Issuance of shares due to vesting of RSUs, net of forfeitures	1	(1)			—

Cash dividends declared ($0.175 per share)		(7,363)			(7,363)

Nonvested stock amortization		481			481

Balance — March 31, 2020	$418	$1,714,385	$—	$(863,607)	$851,196

Net loss				(18,204)	(18,204)

Cash dividends declared ($0.02 per share)		(842)			(842)

Nonvested stock amortization		476			476

Balance — June 30, 2020	$418	$1,714,019	$—	$(881,811)	$832,626

Net loss				(21,098)	(21,098)

Cash dividends declared ($0.02 per share)		(842)			(842)

Nonvested stock amortization		534			534

Balance — September 30, 2020	$418	$1,713,711	$—	$(902,909)	$811,220

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$91,154	$(159,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,409	49,619
Amortization of deferred financing costs	3,110	2,906
Amortization of fair market value of time charters acquired	(2,043)	—
Right-of-use asset amortization	1,037	1,016
Amortization of nonvested stock compensation expense	1,670	1,491
Impairment of vessel assets	—	134,710
Loss on sale of vessels	894	844
Loss on debt extinguishment	4,408	—
Amortization of premium on derivative	153	—
Interest rate cap premium payment	(240)	—
Insurance proceeds for protection and indemnity claims	913	330
Insurance proceeds for loss of hire claims	—	78
Change in assets and liabilities:
(Increase) decrease in due from charterers	(9,078)	2,795
(Increase) decrease in prepaid expenses and other current assets	(193)	143
(Increase) decrease in inventories	(2,139)	6,049
Increase (decrease) in accounts payable and accrued expenses	1,111	(17,956)
Increase in deferred revenue	6,020	1,691
Decrease in operating lease liabilities	(1,314)	(1,250)
Deferred drydock costs incurred	(1,885)	(6,799)
Net cash provided by operating activities	134,987	16,015

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(113,199)	(3,379)
Purchase of scrubbers (capitalized in Vessels)	(193)	(10,948)
Purchase of other fixed assets	(901)	(3,684)
Net proceeds from sale of vessels	36,696	29,854
Insurance proceeds for hull and machinery claims	295	484
Net cash (used in) provided by investing activities	(77,302)	12,327

Cash flows from financing activities:
Proceeds from the $450 Million Credit Facility	350,000	—
Repayments on the $450 Million Credit Facility	(45,000)	—
Proceeds from the $133 Million Credit Facility	—	24,000
Repayments on the $133 Million Credit Facility	(114,940)	(5,660)
Proceeds from the $495 Million Credit Facility	—	11,250
Repayments on the $495 Million Credit Facility	(334,288)	(49,981)
Cash dividends paid	(7,175)	(8,963)
Payment of deferred financing costs	(5,474)	(462)
Net cash used in financing activities	(156,877)	(29,816)

Net decrease in cash, cash equivalents and restricted cash	(99,192)	(1,474)

Cash, cash equivalents and restricted cash at beginning of period	179,679	162,249
Cash, cash equivalents and restricted cash at end of period	$80,487	$160,775

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels and operates in one business segment.

At September 30, 2021, the Company’s fleet consisted of 43 drybulk vessels, including 17 Capesize drybulk carriers, 13 Ultramax drybulk carriers and 13 Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,568,600 dwt and an average age of approximately 10.2 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of September 30, 2021, and was formed to provide ship management services to the Company’s vessels. As of September 30, 2021, the investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

Management has determined that GSSM qualifies as a variable interest entity, and, when aggregating the variable interest held by the Company and Synergy, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact GSSM’s economic performance. Accordingly, the Company consolidates GSSM. The effect on the financial statements during the three and nine months ended September 30, 2021 was immaterial.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which includes the accounts of GS&T and its direct and indirect wholly-owned subsidiaries and GSSM. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the

“SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”). The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, the valuation of amounts due from charterers, residual value of vessels, useful life of vessels, the fair value of time charters acquired, and the fair value of derivative instruments, if any.  Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers highly liquid investments, such as money market funds and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Current and non-current restricted cash includes cash that is restricted pursuant to our credit facilities. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$80,172	$143,872
Restricted cash - current	—	35,492
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$80,487	$179,679

Vessels held for sale

The Company’s Board of Directors has approved a strategy of divesting specifically identified older, less fuel-efficient vessels as part of a fleet renewal program to streamline and modernize the Company’s fleet.

On July 16, 2021, the Company entered into an agreement to sell the Genco Provence. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2021. The sale of the Genco Provence was completed on November 2, 2021. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreement.

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

Voyage expense recognition

In time charters, spot market-related time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. Refer to Note 11 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (gain) loss of ($176) and ($392) during the three months ended September 30, 2021 and 2020, respectively, and ($1,113) and $1,407 during the nine months ended September 30, 2021 and 2020, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Technical management fees

Technical management fees represent fees paid to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operation and arranging for crews and supplies. In addition, technical management fees also include the direct costs incurred by GSSM for the technical management of the vessels under its management.

Impairment of vessel assets

During the three and nine months ended September 30, 2021, the Company did not incur any impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”). During the three and nine months ended September 30, 2020, the Company recorded $21,896 and $134,710, respectively, related to the impairment of vessel assets in accordance with ASC 360.

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

Loss on sale of vessels

During the three months ended September 30, 2021, the Company recorded a net loss of $159 related primarily to the sale of the Genco Lorraine. The net loss of $894 recorded during the nine months ended September 30, 2021 related primarily to the sale of the Baltic Panther, Baltic Hare, Baltic Cougar, Baltic Leopard and Genco Lorraine, as well as net losses associated with the exchange of the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. During the three months ended September 30, 2020, the Company recorded a net loss of $358 related primarily to the sale of the Baltic Wind and Baltic Breeze. During the nine months ended September 30, 2020, the Company recorded a net loss of $844 related primarily to the sale of the Genco Charger, Genco Thunder, Baltic Wind and Baltic Breeze. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Loss on debt extinguishment

During the three and nine months ended September 30, 2021, the Company recorded $4,408 related to the loss on the extinguishment of debt in accordance with ASC 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”). This loss was recognized as a result of the refinancing of the $495 Million Credit Facility and the $133 Million Credit Facility with the $450 Million Credit Facility on August 31, 2021 as described in Note 7 — Debt.

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

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2021, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $512 for the Purchase of vessels and ballast water treatment systems, including deposits, $6 for the Purchase of Scrubbers and $199 for the Purchase of other fixed assets. For the nine months ended September 30, 2021, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $114 for Cash dividends payable and $620 associated with the Payment of deferred financing costs.

For the nine months ended September 30, 2020, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,241 for the Purchase of vessels and ballast water treatment systems, including deposits, $25 for the Purchase of scrubbers, $451 for the Purchase of other fixed assets and $123 for the Net proceeds from sale of vessels. For the nine months ended September 30, 2020, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $108 for Cash dividends payable.

During the nine months ended September 30, 2021 and 2020, cash paid for interest, net of amounts capitalized, was $9,888 and $14,577, respectively.

During the nine months ended September 30, 2021 and 2020, there was no cash paid for income taxes.

During the nine months ended September 30, 2021, the Company made a total reclassification of $6,964 from Vessels, net of accumulated depreciation and Deferred drydocking, net of accumulated amortization to Vessels held for sale as the Company entered into an agreement to sell the Genco Provence prior to September 30, 2021.  Refer to Note 4 — Vessel Acquisitions and Dispositions.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On July 2, 2021, the Company entered into an agreement to purchase two 2017-built, 63,000 dwt Ultramax vessels for a purchase price of $24,563 each, to be renamed the Genco Mayflower and Genco Constellation, and one 2014-built, 63,000 dwt Ultramax vessel for a purchase price of $21,875, to be renamed the Genco Madeleine. The Genco Mayflower, the Genco Constellation and the Genco Madeleine were delivered on August 24, 2021, September 3, 2021 and August 23, 2021, respectively. The Company used cash on hand to finance the purchase.

These three vessels had existing below market time charters at the time of the acquisition during the third quarter of 2021; therefore the Company recorded the fair market value of time charters acquired of $4,263 which is being amortized as an increase to voyage revenues during the remaining term of each respective time charter. During the three and nine months ended September 30, 2021, $2,043 was amortized into voyage revenues. The remaining unamortized fair market value of time charters acquired as of September 30, 2021 is $2,220 and will be amortized into voyage revenues during the fourth quarter of 2021.

On May 18, 2021, the Company entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29,170 each, to be renamed the Genco Mary and the Genco Laddey. The vessels are expected to be delivered to the Company during January 2022. The Company intends to use a combination of cash on hand and credit facility borrowings to finance the purchase. As of September 30, 2021, deposits on vessels were $17,702. The remaining purchase price for these vessels, which is expected to be paid during the first quarter of 2022 upon delivery of the vessels, is $40,838.

Capitalized interest expense associated with these newbuilding contracts for the three and nine months ended September 30, 2021 was $132 and $186, respectively.

On April 20, 2021, the Company entered into an agreement to purchase a 2016-built, 64,000 dwt Ultramax vessel for a purchase price of $20,200, to be renamed the Genco Enterprise. The vessel delivered to the Company on August 23, 2021, and the Company used cash on hand to finance the purchase.

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

Vessel Dispositions

On July 16, 2021, the Company entered into an agreement to sell the Genco Provence, a 2004-built Supramax vessel, to a third party for $13,250 less a 2.5% commission payable to a third party. The sale was completed on November 2, 2021. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2021.

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

As of December 31, 2020, the Company recorded $35,492 of current restricted cash in the Condensed Consolidated Balance Sheets which represents the net proceeds received from the sale of eight vessels that served as collateral under the $495 Million Credit Facility. The net proceeds for each vessel remained classified as restricted cash for 360 days following the respective sale dates. These amounts could be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel was not added as collateral within such 360 day period, the Company was required to use the proceeds as a loan prepayment.  There was no current restricted cash recorded as of September 30, 2021 as the $495 Million Credit Facility was refinanced with the $450 Million Credit Facility on August 31, 2021. Refer to Note 7 — Debt for further information.

Refer to the “Impairment of vessel assets” and “Loss on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the net loss on sale of vessels recorded during the three and nine months ended September 30, 2021 and 2020.

5 – NET EARNINGS (LOSS) PER SHARE

The computation of basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings (loss) per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. There were 213,008 restricted stock units and 442,617 stock options that were dilutive during the three months ended September 30, 2021. There were 209,755 restricted stock units and 291,317 stock options that were dilutive during the nine months ended September 30, 2021. There were 298,716 restricted stock units and 837,338 stock options excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2020 because they were anti-dilutive (refer to Note 14 — Stock-Based Compensation).

The Company’s diluted net earnings (loss) per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 14 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants have a 7-year term that commenced on the day following the Effective Date and are exercisable for one tenth of a share of the Company’s common stock. All MIP Warrants during the three and nine months ended September 30, 2020 were excluded from the computation of diluted net earnings (loss) per share because they were anti-dilutive. The MIP Warrants expired on August 7, 2020. There were 3,936,761 equity warrants excluded from the computation of diluted net earnings (loss) per share during the three and nine months ended September 30, 2021 and 2020 because they were anti-dilutive. These equity warrants expired at 5:00 p.m. on July 9, 2021 without exercise.

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,095,211	41,928,682	42,047,115	41,898,756

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,095,211	41,928,682	42,047,115	41,898,756

Dilutive effect of warrants	—	—	—	—

Dilutive effect of stock options	442,617	—	291,317	—

Dilutive effect of restricted stock units	213,008	—	209,755	—

Weighted-average common shares outstanding, diluted	42,750,836	41,928,682	42,548,187	41,898,756

6 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2021 and 2020, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2021	2020
Principal amount	$305,000	$449,228
Less: Unamortized debt financing costs	(8,229)	(9,653)
Less: Current portion	—	(80,642)

Long-term debt, net	$296,771	$358,933

	September 30, 2021		December 31, 2020
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$450 Million Credit Facility	$305,000	$8,229	$—	$—
$495 Million Credit Facility	—	—	334,288	8,222
$133 Million Credit Facility	—	—	114,940	1,431

Total debt	$305,000	$8,229	$449,228	$9,653

As of September 30, 2021 and December 31, 2020, $8,229 and $9,653 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheets.

Effective August 31, 2021, the portion of the unamortized deferred financing costs for the $495 Million Credit Facility and the $133 Million Credit Facility that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $495 Million Credit Facility in accordance with ASC 470-50.

$450 Million Credit Facility

On August 3, 2021, the Company entered into the $450 Million Credit Facility, a five-year senior secured credit facility which is allocated between an up to $150,000 term loan facility and an up to $300,000 revolving credit facility which was used to refinance the Company’s $495 Million Credit Facility and its $133 Million Credit Facility. On August 31, 2021, proceeds of $350,000 under the $450 Million Credit Facility were used, together with cash on hand, to refinance all of the Company’s existing credit facilities (the $495 Million Credit Facility and the $133 Million Credit Facility, as described below) into one facility. $150,000 was drawn down under the term loan facility and $200,000 was drawn down under the revolving credit facility.

The key terms associated with the $450 Million Credit Facility are as follows:

●	The final maturity date is August 3, 2026.

●	Borrowings are subject to a limit of the ratio of the principal amount of debt outstanding to the collateral (“LTV”) of 55%.

●	There is a non-committed accordion term loan facility whereby additional borrowings of up to $150,000 may be incurred if additional eligible collateral is provided; such additional borrowings are subject to a LTV ratio of 60% for collateral vessels less than five years old or 55% for collateral vessels at least five years old but not older than seven years.

●	Borrowings bear interest at LIBOR plus a margin of 2.15% to 2.75% based on the Company’s quarterly total net leverage ratio (the ratio of total indebtedness to consolidated EBITDA), which may be increased or decreased by a margin of up to 0.05% based on the Company’s performance regarding emissions targets. Upon cessation of the LIBOR rate, borrowings will bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York plus a spread adjustment, plus the applicable margin referred to above.

●	Scheduled quarterly commitment reduction are $11,720 per quarter followed by a balloon payment of $215,600.

●	Collateral includes forty of our current vessels, leaving five vessels expected to be delivered unencumbered after completion of all currently anticipated vessels purchases and sales.

●	Commitment fees are 40% of the applicable margin for unutilized commitments.

●	The Company can sell or dispose of collateral vessels without loan prepayment if a replacement vessel or vessels meeting certain requirements are included as collateral within 360 days.

●	The Company is subject to customary financial covenants, including a collateral maintenance covenant requiring the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of loans outstanding, a minimum liquidity covenant requiring our unrestricted cash and cash equivalents to be the greater of $500 per vessel or 5% of total indebtedness, a minimum working capital covenant requiring consolidated current assets (excluding restricted cash) minus current liabilities (excluding the current portion of debt) to be not less than zero, and a debt to capitalization covenant requiring the ratio of total net indebtedness to total capitalization to be not more than 70%.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend. Other restrictions in the dividend covenants of the Company’s prior credit facilities were eliminated.

As of September 30, 2021, there was $137,530 of availability under the $450 Million Credit Facility. Total debt repayments of $45,000 were made during the three and nine months ended September 30, 2021 under the $450 Million Credit Facility.

As of September 30, 2021, the Company was in compliance with all of the financial covenants under the $450 Million Credit Facility.

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

Total debt repayments of $276,405 and $16,660 were made during the three months ended September 30, 2021 and 2020 under the $495 Million Credit Facility, respectively. Total debt repayments of $334,288 and $49,981 were made during the nine months ended September 30, 2021 and 2020 under the $495 Million Credit Facility, respectively.

On August 31, 2021, the $495 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above.

$133 Million Credit Facility

On August 14, 2018, the Company entered into the $108 Million Credit Facility, a five-year senior secured credit facility that was used to finance a portion of the purchase price of six vessels, which also serve as collateral under the facility, which were delivered to the Company during the three months ended September 30, 2018.

On June 11, 2020, the Company entered into an amendment and restatement agreement to the $108 Million Credit Facility that provided for a revolving credit facility of up to $25,000 (the “Revolver”) for general corporate and working capital purposes (as so amended, the “$133 Million Credit Facility”). The key terms associated with the Revolver were as follows:

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

The collateral and financial covenants otherwise remained substantially the same as they were under the $108 Million Credit Facility.

On June 15, 2020, the Company drew down $24,000 under the Revolver of the $133 Million Credit Facility. On March 31, 2021, the Company repaid the remaining $21,160 outstanding balance under the Revolver from this drawdown.

Total debt repayments of $90,620 and $2,380 were made during the three months ended September 30, 2021 and 2020 under the $133 Million Credit Facility, respectively. Total debt repayments of $114,940 and $5,660 were made during the nine months ended September 30, 2021 and 2020 under the $133 Million Credit Facility, respectively.

On August 31, 2021, the $133 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Effective Interest Rate	3.47%	3.23%	3.28%	3.89%
Range of Interest Rates (excluding unused commitment fees)	2.54 % to 3.38%	2.65 % to 3.56%	2.54 % to 3.38%	2.65 % to 5.05%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of September 30, 2021, the Company had three interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The three interest rate cap agreements have been designated and qualify as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

The following table summarizes the interest rate cap agreements in place as of September 30, 2021.

Interest Rate Cap Detail				Notional Amount Outstanding
				September 30,
Trade date	Cap Rate	Start Date	End Date	2021

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
July 29, 2020	0.75%	July 31, 2020	December 29, 2023	100,000
March 6, 2020	1.50%	March 10, 2020	March 10, 2023	50,000
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

The Company recorded a $98 loss and a $40 gain for the three and nine months ended September 30, 2021, respectively, in AOCI. The estimated income that is currently recorded in AOCI as of September 30, 2021 that is expected to be reclassified into earnings within the next twelve months is $169.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$3,943	$5,097	$12,955	$17,515

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$—	$—	$—	$—
Premium excluded and recognized on an amortized basis	43	—	153	—
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

The following table shows the interest rate cap assets as of September 30, 2021:

		September 30,
Derivatives designated as hedging instruments	Balance Sheet Location	2021

Interest rate caps	Fair value of derivative instruments - noncurrent	$424

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized gain (loss) on cash flow hedges as of September 30, 2021.

AOCI — January 1, 2021	$—

Amount recognized in OCI on derivative, intrinsic	(59)
Amount recognized in OCI on derivative, excluded	99
Amount reclassified from OCI into income	—

AOCI — September 30, 2021	$40

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2021		December 31, 2020
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$80,172	$80,172	$143,872	$143,872
Restricted cash	315	315	35,807	35,807
Principal amount of floating rate debt	305,000	305,000	449,228	449,228

The carrying value of the borrowings under the $450 Million Credit as of September 30, 2021 and the $495 Million Credit Facility and the $133 Million Credit Facility as of December 31, 2020, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of September 30, 2021 and December 31, 2020 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements are considered to be a Level 2 item. Refer to Note 8 — Derivative Instruments for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the vessel assets for seven and 21 of the Company’s vessels were written down as part of the impairment recorded during those periods. The vessels held for sale as of September 30, 2021 and December 31, 2020 were written down as part of the impairment recorded during the year ended December 31, 2020. Refer to the “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and nine months ended September 30, 2021 and 2020, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of September 30, 2021 and December 31, 2020.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$11,862	$11,864
Accrued general and administrative expenses	4,232	3,258
Accrued vessel operating expenses	8,044	7,671
Total accounts payable and accrued expenses	$24,138	$22,793

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended September 30, 2021 and 2020, the Company earned $155,252 and $87,524 of voyage revenues, respectively. For the nine months ended September 30, 2021 and 2020, the Company earned $363,851 and $260,066 of voyage revenue, respectively.

Revenue for spot market voyage charters is recognized ratably over the total transit time of the voyage which begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606 — Revenue from Contracts with Customers. Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used; therefore, revenue from spot market voyage charters is not within the scope of ASC 842 — Leases (“ASC 842”). Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third-party vessels that are chartered in. The fuel consumption and any port expenses incurred prior to arrival at the load port are capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and are amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses. Similarly, for any third party vessels that are chartered in, the charter hire expenses during this period are capitalized and recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses.

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

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease revenue	$46,327	$20,795	$96,783	$51,929
Spot market voyage revenue	108,925	66,729	267,068	208,137
Total voyage revenues	$155,252	$87,524	$363,851	$260,066

12 - LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended September 30, 2021 and 2020 and $918 of sublease income recorded during the nine months ended September 30, 2021 and 2020. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and nine months ended September 30, 2021 and 2020, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 36 of its vessels.  The cost of these systems vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels and $0.6 million for Supramax vessels. These costs are capitalized and depreciated over the remainder of the life of the vessels.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $18,724 and $17,009 in Vessel assets in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively, related to BWTS additions. Excluding any installation fees, the Company expects to pay $345 during the remainder of 2021 and $3,909 during the year ending December 31, 2022 for BWTS equipment.

14 - STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

On March 19, 2021, the Board of Directors approved an amendment and restatement of the 2015 Equity Incentive Plan (the “Amended 2015 Plan”). This amendment and restatement increased the number of shares available for awards under the plan from 2,750,000 to 4,750,000, subject to shareholder approval. The Company’s shareholders approved the increase in the number of shares at the Company’s 2021 Annual Meeting of Shareholders on May 13, 2021. As of September 30, 2021, the Company has awarded restricted stock units, restricted stock and stock options under the Amended 2015 Plan.

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

For the three and nine months ended September 30, 2021 and 2020, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative expenses	$152	$195	$483	$592

Amortization of the unamortized stock-based compensation balance of $520 as of September 30, 2021 is expected to be expensed $153, $278, $81 and $8 during the remainder of 2021 and during the years ending December 31, 2022, 2023 and 2024, respectively. The following table summarizes the stock option activity for the nine months ended September 30, 2021:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2021	837,338	$8.86	4.02
Granted	118,552	9.91	4.33
Exercised	(39,603)	8.37	3.46
Forfeited	—	—	—

Outstanding as of September 30, 2021	916,287	$9.02	$4.08

Exercisable as of September 30, 2021	488,969	$9.88	$5.04

The following table summarizes certain information about the options outstanding as of September 30, 2021:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2021			September 30, 2021
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.02	427,318	$8.04	4.50	488,969	$9.88	2.85

As of September 30, 2021 and December 31, 2020, a total of 916,287 and 837,338 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of September 30, 2021 and December 31, 2020, 478,848 and 373,588 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2021:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2021	298,834	$7.49
Granted	157,442	11.90
Vested	(149,747)	7.72
Forfeited	—	—

Outstanding as of September 30, 2021	306,529	$9.65

The total fair value of the RSUs that vested during the nine months ended September 30, 2021 and 2020 was $1,814 and $548, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2021:

Unvested RSUs			Vested RSUs
September 30, 2021			September 30, 2021
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
306,529	$9.65	1.61	655,644	$10.31

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of September 30, 2021, unrecognized compensation cost of $1,504 related to RSUs will be recognized over a weighted-average period of 1.61 years.

For the three and nine months ended September 30, 2021 and 2020, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative expenses	$445	$339	$1,187	$899

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

16 – SUBSEQUENT EVENTS

On November 3, 2021, the Company announced a regular quarterly dividend of $0.15 per share to be paid on or about November 22, 2021 to shareholders of record as of November 15, 2021. The aggregate amount of the dividend is expected to be approximately $6.3 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On November 2, 2021, the Company completed the sale of the Genco Provence, a 2004-built Supramax vessel, to a third-party for $13,250 less a 2.5% commission payable to a third party. The vessel assets for the Genco Provence have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2021 at its net book value. This vessel served as collateral under the $450 Million Credit Facility, therefore $5,643 of the net proceeds received from the sale will remain classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 days period, the Company will be required to use the proceeds as a loan prepayment.

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

General

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. After the anticipated acquisition of two Ultramax vessels during January 2022, our fleet will consist of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,635,300 dwt and an average age of approximately 10.1 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 41 – 42 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses primarily on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category and the other vessel classes, including Ultramax, Supramax and Handysize vessels, represent our minor bulk vessel category. On February 24, 2021, we disposed of the last Handysize vessel in our fleet. Our major bulk vessels are primarily used to transport iron ore and coal, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, bauxite, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment as well as opportunistically booking longer term coverage. Our fleet deployment strategy currently remains weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into longer term time charter contracts.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook. We are also exploring the possibility of transporting containers on board our vessels time to time, which could provide an additional flexibility for vessel fixtures, primarily for backhaul trades.

Drawing on one of the strongest balance sheets in the drybulk industry, in April 2021 we announced a new comprehensive value strategy. Specifically, we intend to use a phased in approach to further reduce our debt and refinance our current credit facilities in order to lower our cash flow breakeven levels and position us to pay a sizeable quarterly dividend across diverse market environments. Utilizing this approach, we maintain significant flexibility to grow the fleet through accretive vessel acquisitions. We have entered into an agreement for a new $450 Million Credit Facility under which we have used for a global refinance of our existing credit facilities, thereby increasing flexibility, improving key terms and lowering our cash flow breakeven rates. We are targeting the fourth quarter of 2021 results for our anticipated first dividend under our new corporate strategy, which would be payable in the first quarter of 2022.

In implementing this strategy, we will focus on the following specific priorities for the remainder of 2021:

●	Continue to pay down debt through regularly scheduled quarterly repayments and voluntary prepayments from a combination of cash flow generation and cash on the balance sheet; and
●	Opportunistically grow the fleet on a low levered basis utilizing proceeds from previous vessel sales

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

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In particular, starting in the first quarter of 2020, the COVID-19 pandemic resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities. The pandemic resulted in a 6.8% contraction in China’s GDP during the first quarter of 2020, with the most significant impact occurring in January and February. Since March 2020, China’s economy has substantially improved, as various economic indicators such as fixed asset investment and industrial production rose as compared to the previous months of the year, which led to a return to GDP growth for the balance of 2020 and into 2021. Demand for the commodities that we carry continued to increase through 2021, which positively impacted the rate our vessels earned. Economic activity levels in regions outside of China declined significantly beginning in the first quarter of 2020 and continuing into the second quarter of the year due to various forms of nationwide shutdowns being imposed to prevent the spread of COVID-19. Over time, several economies around the world gradually eased measures taken earlier in 2020 resulting in improved activity levels from earlier year lows and leading to a demand rebound for 2021. Although rebounding economies around the world have had a positive impact on our revenues during 2021, our vessel operating expenses continued to be affected by higher than anticipated costs related to COVID-19 disruptions. The impact of COVID-19 on both our revenues and operating expenses remains highly dependent on the trajectory of COVID-19, potential variants, and the timing of wide-scale vaccine distribution, which remains uncertain.

While global economic activity levels, led by China, have improved, the outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by governments around the world in response to it. Drybulk commodities that are closely tied to global GDP growth and energy demand, experienced reduced trade flows in 2020 due to lower end user demand resulting from a decline in global economic activity. As countries worldwide gradually reopened their respective economies in mid-2020, trade flows and demand for raw materials increased. Drybulk spot freight rates rebounded from the 2020 lows towards the end of the second quarter and remained firm in the second half of 2020. In 2021 to date, spot rates for Capesize and Supramax vessels reached levels not seen since 2010, although rates for Capesize vessels have since decreased from their record highs following the end of the third quarter of 2021. While vaccinations are rising in developed countries, developing countries vaccination rates have lagged. Global vaccination rates, vaccine effectiveness together with the onset of variants, could impact the sustainability of this recovery in addition to drybulk specific seasonality described in further detail below.

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

U.S.-China Relationship

Over the course of 2018 and 2019, the United States imposed a series of tariffs on several goods imported from various countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports, which could adversely affect drybulk rates. With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China agreed in principle to purchase meaningful quantities of agricultural products, including soybeans, from the U.S.  Peak North American grain season historically ramps up during the fourth quarter and extends into the early first quarter of the following year. Continuing that trend, in recent months, China has purchased large amounts of agricultural products that are transported on drybulk vessels which has helped support freight rates for the mid-sized and smaller vessel classes. It remains to be seen the stance the current U.S. administration will take towards China as well as any previously agreed upon trade deals. Any deterioration in the trading relationship or a re-escalation of protectionist measures taken between these countries or others could lead to reduced volumes of drybulk trade.

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

Vessel Sales and Acquisitions

On July 2, 2021, we entered into an agreement to purchase two 2017-built, 63,000 dwt Ultramax vessels for a purchase price of $24.6 million each, to be renamed the Genco Mayflower and Genco Constellation, and one 2014-built, 63,000 dwt Ultramax vessel for a purchase price of $21.9 million, to be renamed the Genco Madeleine. The Genco Mayflower, the Genco Constellation and the Genco Madeleine were delivered on August 24, 2021, September 3, 2021 and August 23, 2021, respectively and we used cash on hand to finance the purchase.

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

On April 20, 2021, we entered into an agreement to purchase a 2016-built, 64,000 dwt Ultramax vessel for a purchase price of $20.2 million, to be renamed the Genco Enterprise. The vessel delivered on August 23, 2021 and we used cash on hand to finance the purchase.

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

During November 2021, we completed the sale of one Supramax vessel that was classified as held for sale as of September 30, 2021. During July 2021, we completed the sale of one Supramax vessel that was classified as held for sale as of June 30, 2021. During the first half of 2021, we completed the sale of nine of our vessels, including three Supramax vessels and six Handysize vessels, which includes five of the Handysize vessels in the exchange described above.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with three independent technical managers to provide technical management of our fleet. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. During the third quarter of 2021, we entered into a joint venture with Synergy Marine Pte. Ltd., one of our technical managers, which has been named GS Shipmanagement Pte. Ltd. (“GSSM”) to which we intend to transfer the technical management of all vessels in our fleet.  Currently, a total of 28 of our vessels are being managed by GSSM. This joint venture, called GS Shipmanagement Pte. Ltd., aims to provide a unique and differentiated service to the management of our vessels. We expect this joint venture to increase visibility and control over our vessel operations, augment fleet-wide fuel efficiency to lower our carbon footprint through an advanced data platform and potentially provide vessel operating expense savings over time. Members of our New York City-based management team oversee the activities of our technical managers.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2021 and 2020 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,564.0	1,564.0	—	—%
Panamax	—	—	—	—%
Ultramax	970.0	552.0	418.0	75.7%
Supramax	1,201.3	1,840.0	(638.7)	(34.7)%
Handymax	—	—	—	—%
Handysize	—	773.3	(773.3)	(100.0)%

Total	3,735.3	4,729.3	(994.0)	(21.0)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	43.3	82.2	(38.9)	(47.3)%
Supramax	289.8	60.6	229.2	378.2%
Handymax	—	—	—	—%
Handysize	—	2.5	(2.5)	(100.0)%

Total	333.1	145.3	187.8	129.2%

Available days (owned & chartered-in fleet) (3)
Capesize	1,564.0	1,551.2	12.8	0.8%
Panamax	—	—	—	—%
Ultramax	997.1	633.8	363.3	57.3%
Supramax	1,487.3	1,829.2	(341.9)	(18.7)%
Handymax	—	—	—	—%
Handysize	—	758.9	(758.9)	(100.0)%

Total	4,048.4	4,773.1	(724.7)	(15.2)%

Available days (owned fleet) (4)
Capesize	1,564.0	1,551.2	12.8	0.8%
Panamax	—	—	—	—%
Ultramax	953.8	551.6	402.2	72.9%
Supramax	1,197.5	1,768.6	(571.1)	(32.3)%
Handymax	—	—	—	—%
Handysize	—	756.4	(756.4)	(100.0)%

Total	3,715.3	4,627.8	(912.5)	(19.7)%

Operating days (5)
Capesize	1,545.3	1,513.5	31.8	2.1%
Panamax	—	—	—	—%
Ultramax	981.6	625.4	356.2	57.0%
Supramax	1,463.5	1,814.0	(350.5)	(19.3)%
Handymax	—	—	—	—%
Handysize	—	673.4	(673.4)	(100.0)%

	For the Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)	% Change
Total	3,990.4	4,626.3	(635.9)	(13.7)%

Fleet utilization (6)
Capesize	98.8%	96.8%	2.0%	2.1%
Panamax	—%	—%	—%	—%
Ultramax	96.9%	98.6%	(1.7)%	(1.7)%
Supramax	98.1%	97.9%	0.2%	0.2%
Handymax	—%	—%	—%	—%
Handysize	—%	88.7%	(88.7)%	(100.0)%

Fleet average	98.1%	96.2%	1.9%	2.0%

	For the Three Months Ended
	September 30,		Increase
	2021	2020	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$30,809	$16,287	$14,522	89.2%
Panamax	—	—	—	—%
Ultramax	23,271	10,965	12,306	112.2%
Supramax	31,996	9,523	22,473	236.0%
Handymax	—	—	—	—%
Handysize	—	6,445	(6,445)	(100.0)%

Fleet average	29,287	11,456	17,831	155.6%
Major bulk vessels	30,809	16,287	14,522	89.2%
Minor bulk vessels	28,180	9,021	19,159	212.4%

Daily vessel operating expenses (8)
Capesize	$6,092	$5,255	$837	15.9%
Panamax	—	—	—	—%
Ultramax	5,792	5,709	83	1.5%
Supramax	5,515	4,786	729	15.2%
Handymax	—	—	—	—%
Handysize	—	4,191	(4,191)	(100.0)%

Fleet average	5,833	4,961	872	17.6%

	For the Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,641.0	4,658.0	(17.0)	(0.4)%
Panamax	—	64.8	(64.8)	(100.0)%
Ultramax	2,520.8	1,644.0	876.8	53.3%
Supramax	3,890.5	5,480.0	(1,589.5)	(29.0)%
Handymax	—	—	—	—%
Handysize	227.5	2,648.0	(2,420.5)	(91.4)%

Total	11,279.8	14,494.8	(3,215.0)	(22.2)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	387.5	374.7	12.8	3.4%
Supramax	732.3	363.5	368.8	101.5%
Handymax	—	14.5	(14.5)	(100.0)%

	For the Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)	% Change
Handysize	—	63.2	(63.2)	(100.0)%

Total	1,119.8	815.9	303.9	37.2%

Available days (owned & chartered-in fleet) (3)
Capesize	4,583.4	4,609.5	(26.1)	(0.6)%
Panamax	—	64.4	(64.4)	(100.0)%
Ultramax	2,883.5	1,939.4	944.1	48.7%
Supramax	4,594.1	5,581.8	(987.7)	(17.7)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	227.5	2,681.1	(2,453.6)	(91.5)%

Total	12,288.5	14,890.7	(2,602.2)	(17.5)%

Available days (owned fleet) (4)
Capesize	4,583.4	4,609.5	(26.1)	(0.6)%
Panamax	—	64.4	(64.4)	(100.0)%
Ultramax	2,496.0	1,564.7	931.3	59.5%
Supramax	3,861.8	5,218.3	(1,356.5)	(26.0)%
Handymax	—	—	—	—%
Handysize	227.5	2,617.9	(2,390.4)	(91.3)%

Total	11,168.7	14,074.8	(2,906.1)	(20.6)%

Operating days (5)
Capesize	4,549.2	4,570.4	(21.2)	(0.5)%
Panamax	—	60.1	(60.1)	(100.0)%
Ultramax	2,854.5	1,929.6	924.9	47.9%
Supramax	4,513.3	5,521.3	(1,008.0)	(18.3)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	191.3	2,479.8	(2,288.5)	(92.3)%

Total	12,108.3	14,575.7	(2,467.4)	(16.9)%

Fleet utilization (6)
Capesize	99.1%	98.5%	0.6%	0.6%
Panamax	—%	92.7%	(92.7)%	(100.0)%
Ultramax	98.2%	99.5%	(1.3)%	(1.3)%
Supramax	97.6%	98.0%	(0.4)%	(0.4)%
Handymax	—%	100.0%	(100.0)%	100.0%
Handysize	84.1%	92.0%	(7.9)%	(8.6)%

Fleet average	98.1%	97.3%	0.8%	0.8%

	For the Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$22,829	$14,147	$8,682	61.4%
Panamax	—	5,365	(5,365)	(100.0)%
Ultramax	18,365	9,028	9,337	103.4%
Supramax	20,605	7,136	13,469	188.7%
Handymax	—	—	—	—%
Handysize	8,503	5,328	3,175	59.6%

Fleet average	20,761	9,307	11,454	123.1%
Major bulk vessels	22,829	14,147	8,682	61.4%

	For the Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)	% Change
Minor bulk vessels	19,322	6,949	12,373	178.1%

Daily vessel operating expenses (8)
Capesize	$5,590	$5,064	$526	10.4%
Panamax	—	3,149	(3,149)	(100.0)%
Ultramax	5,194	4,728	466	9.9%
Supramax	4,961	4,396	565	12.9%
Handymax	—	—	—	—%
Handysize	5,617	3,967	1,650	41.6%

Fleet average	5,286	4,576	710	15.5%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Voyage revenues (in thousands)	$155,252	$87,524	$68,068	$42,481	$87,184	$45,043
Voyage expenses (in thousands)	37,797	33,487	19,883	17,217	17,914	16,270
Charter hire expenses (in thousands)	8,644	1,020	—	—	8,644	1,020
	108,811	53,017	48,185	25,264	60,626	27,753
Total available days for owned fleet	3,715	4,628	1,564	1,551	2,151	3,077
Total TCE rate	$29,287	$11,456	$30,809	$16,287	$28,180	$9,021

	Entire Fleet		Major Bulk		Minor Bulk
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Voyage revenues (in thousands)	$363,851	$260,066	$160,346	$121,342	$203,505	$138,724
Voyage expenses (in thousands)	109,572	123,550	55,710	56,131	53,862	67,419
Charter hire expenses (in thousands)	22,405	5,527	—	—	22,405	5,527
	231,874	130,989	104,636	65,211	127,238	65,778
Total available days for owned fleet	11,169	14,075	4,583	4,610	6,585	9,465
Total TCE rate	$20,761	$9,307	$22,829	$14,147	$19,322	$6,949

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

Operating Data

The following table represents the operating data for the three and nine months ended September 30, 2021 and 2020 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2021	2020	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$155,252	$87,524	$67,728	77.4%

Total revenues	155,252	87,524	67,728	77.4%

Operating Expenses:
Voyage expenses	37,797	33,487	4,310	12.9%
Vessel operating expenses	21,788	23,460	(1,672)	(7.1)%
Charter hire expenses	8,644	1,020	7,624	747.5%
General and administrative expenses (inclusive of nonvested stock amortization expense of $597 and $534, respectively)	5,659	5,115	544	10.6%
Technical management fees	1,631	1,739	(108)	(6.2)%
Depreciation and amortization	14,200	16,115	(1,915)	(11.9)%
Impairment of vessel assets	—	21,896	(21,896)	(100.0)%
Loss on sale of vessels	159	358	(199)	(55.6)%

Total operating expenses	89,878	103,190	(13,312)	(12.9)%

Operating income (loss)	65,374	(15,666)	81,040	(517.3)%
Other expense, net	(8,242)	(5,432)	(2,810)	51.7%

Net income (loss)	$57,132	$(21,098)	$78,230	(370.8)%

Net earnings (loss) per share - basic	$1.36	$(0.50)	$1.86	(372.0)%
Net earnings (loss) per share - diluted	$1.34	$(0.50)	$1.84	(368.0)%
Weighted average common shares outstanding - basic	42,095,211	41,928,682	166,529	0.4%
Weighted average common shares outstanding - diluted	42,750,836	41,928,682	822,154	2.0%

EBITDA (1)	$75,250	$13	$75,237	578,746.2%

	For the Nine Months Ended
	September 30,
	2021	2020	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$363,851	$260,066	$103,785	39.9%

Total revenues	363,851	260,066	103,785	39.9%

Operating Expenses:
Voyage expenses	109,572	123,550	(13,978)	(11.3)%
Vessel operating expenses	59,622	66,332	(6,710)	(10.1)%
Charter hire expenses	22,405	5,527	16,878	305.4%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,670 and $1,491, respectively)	17,616	16,353	1,263	7.7%
Technical management fees	4,400	5,316	(916)	(17.2)%
Depreciation and amortization	41,409	49,619	(8,210)	(16.5)%
Impairment of vessel assets	—	134,710	(134,710)	(100.0)%
Loss on sale of vessels	894	844	50	5.9%

Total operating expenses	255,918	402,251	(146,333)	(36.4)%

Operating income (loss)	107,933	(142,185)	250,118	(175.9)%
Other expense	(16,779)	(17,467)	688	(3.9)%

Net income (loss)	$91,154	$(159,652)	$250,806	(157.1)%

Net earnings (loss) per share - basic	$2.17	$(3.81)	5.98	(157.0)%
Net earnings (loss) per share - diluted	$2.14	$(3.81)	5.95	(156.2)%
Weighted average common shares outstanding - basic	42,047,115	41,898,756	148,359	0.4%
Weighted average common shares outstanding - diluted	42,548,187	41,898,756	649,431	1.6%

EBITDA (1)	$145,374	$(93,466)	$238,840	(255.5)%

(1)	EBITDA represents net income (loss) plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income (loss) for each of the periods presented above:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$57,132	$(21,098)	$91,154	$(159,652)
Net interest expense	3,918	4,996	12,811	16,567
Income tax expense	—	—	—	—
Depreciation and amortization	14,200	16,115	41,409	49,619

EBITDA (1)	$75,250	$13	$145,374	$(93,466)

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of November 2, 2021:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	November 2021	Voyage
Genco Tiberius	2007	November 2021	$52,000
Genco London	2007	November 2021	Voyage
Genco Titus	2007	November 2021	Voyage
Genco Constantine	2008	November 2021	Voyage
Genco Hadrian	2008	December 2021	Voyage
Genco Commodus	2009	January 2022	Voyage
Genco Maximus	2009	September 2023	$27,500
Genco Claudius	2010	November 2021	$68,000
Genco Tiger	2011	November 2021	$47,000
Baltic Lion	2012	November 2021	Voyage
Baltic Bear	2010	March 2022	$32,000
Baltic Wolf	2010	June 2023	$30,250
Genco Resolute	2015	October 2021	Voyage
Genco Endeavour	2015	December 2021	Voyage
Genco Defender	2016	December 2021	Voyage
Genco Liberty	2016	February 2022	$31,000

Ultramax Vessels
Baltic Hornet	2014	April 2023	$24,000
Baltic Wasp	2015	June 2023	$25,500
Baltic Scorpion	2015	November 2021	Voyage
Baltic Mantis	2015	November 2021	$48,450

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Genco Weatherly	2014	November 2021	Voyage
Genco Columbia	2016	December 2021	Voyage
Genco Magic	2014	November 2021	$25,000
Genco Vigilant	2015	September 2022	$17,750
Genco Freedom	2015	March 2023	$23,375
Genco Enterprise	2016	November 2021	$43,500
Genco Constellation	2017	November 2021	$12,500
Genco Madeleine	2014	December 2021	$46,000
Genco Mayflower	2017	November 2021	$11,500

Supramax Vessels
Genco Predator	2005	November 2021	Voyage
Genco Warrior	2005	December 2021	Voyage
Genco Hunter	2007	December 2021	$42,000
Genco Aquitaine	2009	December 2021	Voyage
Genco Ardennes	2009	December 2021	Voyage
Genco Auvergne	2009	December 2021	Voyage
Genco Bourgogne	2010	November 2021	$36,750
Genco Brittany	2010	December 2021	Voyage
Genco Languedoc	2010	November 2021	$40,000
Genco Picardy	2005	November 2021	Voyage
Genco Pyrenees	2010	December 2021	$23,000
Genco Rhone	2011	December 2021	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

VOYAGE REVENUES-

For the three months ended September 30, 2021, voyage revenues increased by $67.8 million, or 77.4%, to $155.3 million as compared to $87.5 million for the three months ended September 30, 2020. The increase in voyage revenues was primarily due higher rates achieved by both our major and minor bulk vessels, as well as our third party time chartered-in vessels, which was partially offset by the operation of fewer vessels in our fleet. During the third quarter of 2021, drybulk freight rates reached decade highs led by a seasonal rise in iron ore shipments from Brazil and Australia, strong global economic activity, a reduction of fleet-wide productivity due to COVID-19 restrictions and port congestion, increased demand for coal ahead of peak winter season and manageable fleet growth due to the historically low orderbook. Rates continued to show strength going into the fourth quarter of 2021, with spot rates for Capesize vessels reaching a peak on October 7, 2021, but have since come off their highs due to easing iron ore exports, a decline in port congestion together with reduced output in China from the record levels seen earlier in the year. These factors have been partially offset by an increase in coal shipments.

The average TCE rate of our overall fleet increased 155.6% to $29,287 a day during the third quarter of 2021 from $11,456 a day during the third quarter of 2020. The TCE for our major bulk vessels increased by 89.2% from $16,287 a day during the third quarter of 2020 to $30,809 a day during the third quarter of 2021. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 212.4% from $9,021 a day during the third quarter of 2020 to $28,180 a day during the third quarter of 2021 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

For the three months ended September 30, 2021 and 2020, we had 3,735.3 and 4,729.3 ownership days, respectively. The decrease in ownership days is primarily due to the sale of nine vessels during 2020 and ten vessels during the nine months ended September 30, 2021, partially offset by the delivery of one and six vessels during 2020 and the nine months ended September 30, 2021, respectively. Fleet utilization increased from 96.2% during the third quarter of 2020 to 98.1% during the third quarter of 2021.

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

Voyage expenses were $37.8 million and $33.5 million during the three months ended September 30, 2021 and 2020, respectively. This increase was primarily due to higher bunker expenses, partially offset by the operation of fewer vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.7 million from $23.5 million during the three months ended September 30, 2020 to $21.8 million during the three months ended September 30, 2021. The decrease was primarily due to fewer owned vessels during the third quarter of 2021 as compared to the third quarter of 2020, partially offset by higher crew expenses as a result of COVID-19 related expenses and disruptions. Restrictions on crew rotations led to a temporary decline in crewing related expenses during the first half of 2020. However, such costs began to increase in June 2020, which also contributed to higher crew related expenses during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Average daily vessel operating expenses for our fleet increased to $5,833 per vessel per day for the three months ended September 30, 2021 from $4,961 per day for the three months ended September 30, 2020. The increase in daily vessel operating expense was predominantly due to higher crew expenses as a result of COVID-19 related expenses and disruptions. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2021 were $833 above the weighted-average budgeted rate of $5,000 per vessel per day for the entire year. Based on estimates provided by our technical managers, our budgeted rate for the fourth quarter of 2021 is $5,100 per vessel per day on a fleet-wide basis. These budgeted rates reflect the larger weighting of our fleet towards Capesize vessels following our sales of smaller Supramax and Handysize vessels, as well as an anticipated increase in COVID-19 related expenses. The potential impacts of COVID-19 are beyond our control and are difficult to predict due to uncertainties surrounding the pandemic.

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

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $7.6 million from $1.0 million during the three months ended September 30, 2020 to $8.6 million during the three months ended September 30, 2021. The increase was primarily due to higher charter in rates during the third quarter of 2021 as compared to the third quarter of 2020, in addition to an increase in chartered-in days.

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

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $5.7 million and $5.1 million, respectively. The $0.6 million increase was primarily due to higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. In addition, technical management fees also include the direct cost incurred by GSSM for the technical management of the vessels under its management. Technical management fees were $1.6 million and $1.7 million during the three months ended September 30, 2021 and 2020, respectively.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $1.9 million to $14.2 million during the three months ended September 30, 2021 as compared to $16.1 million during the three months ended September 30, 2020. This decrease was primarily due to a decrease in depreciation for certain vessels in our fleet that were impaired during 2020, as well as a decrease in the depreciation of vessels due to the operation of a smaller fleet during the third quarter of 2021 as compared to the third quarter of 2020.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2020, we recorded $21.9 million of impairment of vessel assets. This included impairment losses for seven of our Supramax vessels. There was no vessel impairment recorded during the three months ended September 30, 2021.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of these vessels.

LOSS ON SALE OF VESSELS-

During the third quarter of 2021, we recorded a net loss on sale of vessels of $0.2 million related primarily to the sale of the Genco Lorraine. During the third quarter of 2020, we recorded a net loss on sale of vessels of $0.4 million related primarily to the sale of the Baltic Wind and Baltic Breeze.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $1.1 million from $5.0 million during the three months ended September 30, 2020 to $3.9 million during the three months ended September 30, 2021. Net interest expense during the three months ended September 30, 2021 and 2020 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $1.2 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt. This was offset by a $0.1 million decrease in interest income due to a decrease in interest earned on our time deposits.

LOSS ON DEBT EXTINGUISHMENT –

During the three months ended September 30, 2021, we recorded a $4.4 million loss on debt extinguishment as a result of the refinancing of our $495 Million Credit Facility and $133 Million Credit Facility with the $450 Million Credit Facility on August 31, 2021. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

VOYAGE REVENUES-

For the nine months ended September 30, 2021, voyage revenues increased by $103.8 million, or 39.9%, to $363.9 million as compared to $260.1 million for the nine months ended September 30, 2020.  The increase in voyage revenues was primarily due higher rates achieved by both our major and minor bulk vessels, as well as our third party time chartered-in vessels, which was partially offset by the operation of fewer vessels in our fleet. Refer to the discussion above included under the section “Three months ended September 30, 2021 compared to the three months ended September 30, 2020 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet increased by 123.1% to $20,761 a day for the nine months ended September 30, 2021 from $9,307 a day for the nine months ended September 30, 2020.  The TCE for our major bulk vessels increased by 61.4% from $14,147 a day during the nine months ended September 30, 2020 to $22,829 a day during the nine months ended September 30, 2021. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 178.1% from $6,949 a day during the nine months ended September 30, 2020 to $19,322 a day during the nine months ended September 30, 2021 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

For the nine months ended September 30, 2021 and 2020, we had 11,279.8 and 14,494.8 ownership days, respectively. The decrease in ownership days is primarily due to the sale of nine vessels during 2020 and ten vessels during the nine months ended September 30, 2021, partially offset by the delivery of one and six vessels during 2020 and the nine months ended September 30, 2021, respectively. Fleet utilization increased to 98.1% during the nine months ended September 30, 2021 from 97.3% during the nine months ended September 30, 2020.

VOYAGE EXPENSES-

Voyage expenses decreased by $14.0 million from $123.6 million during the nine months ended September 30, 2020 as compared to $109.6 million during the nine months ended September 30, 2021.  This decrease was primarily due to the operation of fewer vessels, partially offset by higher bunker expenses and certain costs incurred relation to our spot market voyages.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $6.7 million from $66.3 million during the nine months ended September 30, 2020 to $59.6 million during the nine months ended September 30, 2021.  The decrease was primarily due to fewer owned vessels during the nine months ended September 30, 2021 as compared to the same period during 2020, partially offset by higher crew expenses as a result of COVID-19 related expenses and disruptions. Restrictions on crew rotations led to a temporary decline in crewing related expenses during the first half of 2020. However, such costs began to increase in June 2020, which also contributed to higher crew related expenses during the nine months ended September 30, 2021 as compared to the same period during 2020.

Daily vessel operating expenses increased to $5,286 per vessel per day for the nine months ended September 30, 2021 from $4,576 per day for the nine months ended September 30, 2020.  The increase in daily vessel operating expense was predominantly due to higher crew expenses as a result of COVID-19 related expenses and disruptions. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2021 were $286 above the weighted-average budgeted rate of $5,000 per vessel per day for the entire year.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $16.9 million from $5.5 million during the nine months ended September 30, 2020 to $22.4 million during the nine months ended September 30, 2021. The increase was primarily due to higher charter in rates during the nine months ended September 30, 2021 as compared to the same period during 2020, in addition to an increase in chartered-in days.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $17.6 million and $16.4 million, respectively. The $1.2 million increase was primarily due to higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $4.4 million and $5.3 million during the nine months ended September 30, 2021 and 2020, respectively, and is primarily due to the operation of a smaller fleet.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $8.2 million to $41.4 million during the nine months ended September 30, 2021 as compared to $49.6 million during the nine months ended September 30, 2020. This decrease was primarily due to a decrease in the depreciation of vessels due to the operation of a smaller fleet during the nine months ended September 30, 2021 as compared to the same period during 2020, as well as a decrease in depreciation for certain vessels in our fleet that were impaired during 2020.

IMPAIRMENT OF VESSEL ASSETS-

During the nine months ended September 30, 2020, we recorded $134.7 million of impairment of vessel assets. This included impairment losses for eleven of our Supramax vessels and ten of our Handysize vessels. There was no vessel impairment recorded during the nine months ended September 30, 2021.

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

LOSS ON SALE OF VESSELS-

During the nine months ended September 30, 2021, we recorded a net loss on sale of vessels of $0.9 million related primarily to the sale of the Baltic Panther, Baltic Hare, Baltic Cougar, Baltic Leopard and Genco Lorraine, as well as net losses associated with the exchange the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. During the nine months ended September 30, 2020, we recorded a net loss on sale of vessels of $0.8 million related primarily to the sale of the Genco Charger, Genco Thunder, Baltic Wind and Baltic Breeze.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $3.8 million from $16.6 million during the nine months ended September 30, 2020 to $12.8 million during the nine months ended September 30, 2021. Net interest expense during the nine months ended September 30, 2021 and 2020 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $4.6 million decrease in interest expense as a result of lower interest rates, as well as lower outstanding debt. This was offset by a $0.8 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts.

LOSS ON DEBT EXTINGUISHMENT –

During the nine months ended September 30, 2021, we recorded a $4.4 million loss on debt extinguishment as a result of the refinancing of our $495 Million Credit Facility and $133 Million Credit Facility with the $450 Million Credit Facility on August 31, 2021. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for information regarding our credit facilities.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $80.2 million as of September 30, 2021 in addition to the $137.5 million availability under the revolver of the $450 Million Credit Facility, which compares to a minimum liquidity requirement under our $450 Million Credit Facility of $21.5 million as of the date of this report. Given anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”) and fuel efficiency upgrade costs, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic or other causes, then our cash resources may decline to a level that may put at risk our ability to service timely our debt and capital expenditure commitments. Through the implementation phase of our comprehensive value strategy, the Company has been utilizing this strong drybulk earnings environment to proactively pay down debt to reduce cash flow breakeven rates from previous levels.

As of September 30, 2021, the $450 Million Credit Facility contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

We entered into the $450 Million Credit Facility on August 3, 2021. Proceeds from the $450 Million Credit Facility were used to refinance our $495 Million Credit Facility and our $133 Million Credit Facility on August 31, 2021. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details regarding the terms of the $450 Million Credit Facility, which information is incorporated herein by reference.

As of September 30, 2021, we were in compliance with all financial covenants under the $450 Million Credit facility.

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

On November 3, 2021, our Board declared a quarterly dividend of $0.15 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance. If in the fourth quarter of 2021 our net income is less than approximately $60 million, we estimate for federal income tax purposes that the entire dividend paid during 2021 would be considered a return of capital to the extent of the holder’s basis and then as capital gain. However, to the extent our net income for the fourth quarter exceeds this amount, a portion or potentially the entire dividend paid in 2021 may be treated as dividend income for such purposes. This categorization will depend on our final calculation for the year ended December 31, 2021.

In connection with our new dividend policy, we have paid down additional indebtedness under our credit facilities and utilized the $450 Million Credit Facility to refinance our two prior credit facilities as noted above.

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

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2021 was $135.0 million as compared to $16.0 million for the nine months ended September 30, 2020. This increase in cash provided by operating activities was primarily due to higher rates achieved by our major and minor bulk vessels, changes in working capital, as well as a decrease in drydocking related expenditures and interest expense.

Net cash used in investing activities for the nine months ended September 30, 2021 was $77.3 million as compared to net cash provided by investing activities of $12.3 million for the nine months ended September 30, 2020. This fluctuation was primarily due to the purchase of four Ultramax vessels which delivered during the third quarter of 2021, as well as deposits made for the two Ultramax vessels that are expected to be delivered during the first quarter of 2022. These fluctuations were partially offset by a decrease in scrubber related expenses and an increase in net proceeds from the sale of vessels during the nine months ended September 30, 2021 as compared to the same period during 2020.

Net cash used in financing activities during the nine months ended September 30, 2021 and 2020 was $156.9 million and $29.8 million, respectively.  The increase was primarily due to the refinancing of the $495 Million Credit Facility and the $133 Million Credit Facility with the $450 Million Credit Facility on August 31, 2021. During the nine months ended September 30, 2021, the increase in total net cash used in financing activities related to our credit facilities was $123.8 million as compared to the same period during 2020. Additionally, there was a $5.0 million increase in deferred financing costs paid in relation to the $450 Million Credit Facility during the nine months ended September 30, 2021. These increases were partially offset by a $1.8 million decrease in the payment of dividends during the nine months ended September 30, 2021 as compared to the same period during 2020.

Credit Facilities

On August 3, 2021, we entered into the $450 Million Credit Facility, which we used to refinance the existing debt outstanding under the $495 Million Credit Facility and the $133 Million Credit Facility as of August 31, 2021.

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

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2021, we had three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At September 30, 2021, the total notional principal amount of the interest rate cap agreements is $200.0 million.

Refer to the table in Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of September 30, 2021.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2021 and December 31, 2020.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. After the anticipated acquisition of two Ultramax vessels during January 2022, our fleet will consist of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers. We anticipate taking delivery of the two Ultramax vessels during January 2022, at which point we expect to pay the remaining $40.8 million to acquire these two vessels.

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

During the second half of 2018, we have entered into agreements for the purchase of BWTS for 36 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels and $0.6 million for Supramax vessels. The BWTS will be installed during a vessel’s scheduled drydocking and these costs will be capitalized and depreciated over the remainder of the life of the vessel.  During the years ended December 31, 2020 and 2019, we completed the installation of BWTS on nine and 17 of our vessels, respectively.  There were no BWTS installations completed during the nine months ended September 30, 2021. Ten of these vessels have since been sold as of September 30, 2021. We anticipate that we will complete the installation of BWTS on one vessel during the remainder of 2021 and nine vessels during 2022. We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

Under maritime regulations that went into effect January 1, 2020, our vessels were required to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We have completed the installation of scrubbers on our 17 Capesize vessels, 16 of which were completed as of December 31, 2019 and the last one of which was completed on January 17, 2020. The remainder of our vessels are consuming VLSFO.  The costs for the scrubber equipment and installation was capitalized and is being depreciated over the remainder of the life of the vessel.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Furthermore, we plan to upgrade a portion of our fleet with energy saving devices and apply high performance paint systems to our vessels in order to reduce fuel consumption and emissions. Through September 30, 2021, we have paid $42.9 million in cash installments towards our scrubber program and have drawn down $32.8 million under the scrubber tranche under our $495 Million Credit Facility. During the second quarter of 2021, we paid down the debt balance under the scrubber tranche.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2022 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

October 1 - December 31, 2021	$2.2	$0.6	$0.2	60
2022	$12.3	$6.1	$8.6	300

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

During the nine months ended September 30, 2021 and 2020, we incurred a total of $1.9 million and $6.8 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydockings for two of our vessels during the nine months ended September 30, 2021. We estimate that three of our vessels will be drydocked during the remainder of 2021 and twelve of our vessels will be drydocked during 2022.

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

There were no impairment losses incurred during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we recorded losses of $21.9 million and $134.7 million, respectively, related to the impairment of vessel assets.  During the three months ended September 30, 2020, we recorded an impairment loss for seven of our Supramax vessels (the Genco Loire, the Genco Lorraine, the Genco Normandy, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther). During the nine months ended September 30, 2020, we recorded an impairment loss for ten of our Handysize vessels (the Genco Avra, the Genco Bay, the Genco Mare, the Genco Ocean, the Genco Spirit, the Baltic Breeze, the Baltic Cove, the Baltic Fox, the Baltic Hare and the Baltic Wind) and eleven of our Supramax vessels (the Genco Loire, the Genco Lorraine, the Genco Normandy, the Genco Picardy, the Genco Predator, the Genco Provence, the Genco Warrior, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard and the Baltic Panther). Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statement for further information regarding the impairment recorded during the three and nine month periods ended September 30, 2020.

Pursuant to our credit facilities, we regularly submit to the lenders’ valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facilities. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $450 Million Credit Facility as of September 30, 2021. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $450 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2021 and December 31, 2020. Vessels have been grouped according to their collateralized status as of September 30, 2021 and does not include any vessels held for sale or held for exchange. The carrying value of our twelve and fifteen Supramax vessels that were not held for sale as of September 30, 2021 and December 31, 2020, respectively, reflect the impairment loss recorded during the year ended December 31, 2020.

As of September 30, 2021, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were higher than their carrying values at September 30, 2021, with the exception of eleven of our Capesize vessels, as a result of an overall increase in vessel values. Comparatively, as of December 31, 2020, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were lower than their carrying values at December 31, 2020, with the exception of nine of the Supramax vessels that were impaired as of December 31, 2020 (the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone) and the Genco Magic that was acquired during the fourth quarter of 2020.

The amount by which the carrying value at September 30, 2021 of eleven our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.2 million to $4.4 million per vessel, and $35.6 million on an aggregate fleet basis. Comparatively, the amount by which the carrying value at December 31, 2020 of all of the vessels in our fleet, with the exception of the ten aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0 million to $18.3 million per vessel, and $260.8 million on an aggregate fleet basis. The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $3.2 million at September 30, 2021 and $9.0 million as of December 31, 2020. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2021	2020
$450 Million Credit Facility
Genco Commodus	2009	2009	$35,751	$37,356
Genco Maximus	2009	2009	35,758	37,355
Genco Claudius	2010	2009	37,435	39,091
Baltic Bear	2010	2010	37,212	38,813
Baltic Wolf	2010	2010	37,482	39,050
Baltic Lion	2009	2013	29,975	30,811
Genco Tiger	2010	2013	28,637	29,020
Baltic Scorpion	2015	2015	23,724	24,520
Baltic Mantis	2015	2015	23,970	24,768
Genco Hunter	2007	2007	7,904	8,250
Genco Warrior	2005	2007	7,039	7,422
Genco Aquitaine	2009	2010	8,692	9,000
Genco Ardennes	2009	2010	8,694	9,000
Genco Auvergne	2009	2010	8,699	9,000
Genco Bourgogne	2010	2010	9,413	9,750
Genco Brittany	2010	2010	9,416	9,750
Genco Languedoc	2010	2010	9,417	9,750
Genco Picardy	2005	2010	7,485	7,890
Genco Provence	2004	2010	—	6,930
Genco Pyrenees	2010	2010	9,422	9,750
Genco Rhone	2011	2011	10,541	10,625
Genco Constantine	2008	2008	32,557	34,179
Genco Augustus	2007	2007	31,023	32,049
Genco London	2007	2007	30,080	31,587

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2021	2020
Genco Titus	2007	2007	30,763	32,306
Genco Tiberius	2007	2007	30,496	32,007
Genco Hadrian	2008	2008	33,093	34,633
Genco Predator	2005	2007	7,404	7,816
Baltic Hornet	2014	2014	22,282	23,055
Baltic Wasp	2015	2015	22,535	23,308
Genco Endeavour	2015	2018	42,680	44,069
Genco Resolute	2015	2018	42,968	44,320
Genco Columbia	2016	2018	24,753	25,553
Genco Weatherly	2014	2018	20,042	20,740
Genco Liberty	2016	2018	46,247	47,676
Genco Defender	2016	2018	46,286	47,641
Genco Magic	2014	2020	14,537	14,683
Genco Vigilant	2015	2021	15,635	—
Genco Freedom	2015	2021	15,726	—
Genco Enterprise	2016	2021	20,381	—
TOTAL			$916,154	$903,523

Unencumbered
Genco Madeleine	2014	2021	23,327	—
Genco Constellation	2017	2021	25,773	—
Genco Mayflower	2017	2021	26,217	—
Genco Lorraine	2009	2010	—	7,751
Baltic Leopard	2009	2009	—	7,840
			$75,317	$15,591

Consolidated Total			$991,471	$919,114

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale and exchange as of September 30, 2021 and December 31, 2020.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held three interest rate cap agreements as of September 30, 2021 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at September 30, 2021 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements, which summarizes the interest rate caps in place as of September 30, 2021.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at September 30, 2021 is $0.4 million, which has been classified as a noncurrent asset on the balance sheet.  As of September 30, 2021, the Company has accumulated other comprehensive income (“AOCI”) of $0.04 million related to the interest rate cap agreements.  At September 30, 2021, $0.2 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. During the three and nine months ended September 30, 2021 and 2020, we were subject to the following interest rates on the outstanding debt under our credit facilities:

●	$450 Million Credit Facility

●	One-month LIBOR plus 2.45% beginning August 31, 2021

●	$133 Million Credit Facility

●	$108 Million Tranche — one-month LIBOR plus 2.50% until August 31, 2021, when this facility was refinanced with the $450 Million Credit Facility.

●	$25 Million Tranche — one-month LIBOR plus 3.00% until March 31, 2021, when this tranche was paid down.

●	$495 Million Credit Facility —

●	$460 Million Tranche – one-month or three-month LIBOR plus 3.25% until August 31, 2021, when this facility was refinanced with the $450 Million Credit Facility.

●	$35 Million Tranche – one-month LIBOR plus 2.50% until June 7, 2021, when this tranche was paid down.

A 1% increase in LIBOR would result in an increase of $3.0 million in interest expense for the nine months ended September 30, 2021.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of September 30, 2021, we held three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. The total notional amount of the caps at September 30, 2021 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements which summarizes the interest rate caps in place as of September 30, 2021.

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

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. For example, Democratic U.S. senators recently published proposed legislation that would impose a 15% minimum tax on certain corporations. It is not yet clear whether, if enacted, such proposed legislation would apply to us, and if so, to what extent. We cannot predict the outcome of any specific legislative proposals.

Furthermore, on October 8, 2021 the Organisation for Economic Cooperation and Development (OECD) announced that 136 countries and jurisdictions—of the 140 members of the OECD/G20 Inclusive Framework on base erosion and profit shifting—have agreed on a framework to subject certain multinational enterprises to a minimum 15% tax rate.  While the United States has signed the agreement, the Marshall Islands is not among the signatories.  The agreement would also reallocate certain taxing rights over multinational enterprises from their home countries to the markets where they have business activities and earn profits—regardless of whether the multinational enterprises have a physical presence in such markets. While international shipping income may be exempt from some or all of the provisions included in the agreement, the impact of these provisions is uncertain and may not become evident for some period of time.

Also, below is an update to the risk factor entitled, “Our vessels are exposed to international risks that could reduce revenue or increase expenses”:

In recent months, tensions have been rising between the U.S. and China as a result of significantly increased Chinese military flights into Taiwan’s air defense zone, U.S. claims that China tested a hypersonic missile, and the establishment of the AUKUS pact among Australia, the U.K., and the U.S. under which the U.S. is to assist Australia in developing a nuclear submarine program.  In addition, China imposed restrictions on the imports of coal and certain other products from Australia following Australia’s alignment with the U.S. on a number of issues, which China perceived as adverse to its interests. Developments around these restrictions are dynamic and uncertain. The escalation of such trade issues or tensions or development of any military conflict could result in interference with shipping routes or in market disruptions. In addition, unfavorable weather conditions brought on by climate change or otherwise could result in disruption to our operations or require infrastructure adaptations or new or different investments for our vessels. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

10.1

US$450 Million Credit Agreement dated as of August 3, 2021, by and among Genco Shipping & Trading Limited as Borrower, the other Guarantors party thereto, the Lenders party thereto, Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, Security Trustee and Sustainability Coordinator, Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ), and DNB Markets, Inc., as Mandated Lead Arrangers and Bookrunners, and ING Bank N.V., London Branch and CIT Bank, N.A., as Co-Arrangers.(11)

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

(11)

Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 3, 2021	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 3, 2021	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)