Form 10-K
period 2021-12-31
GENCO SHIPPING & TRADING LTD
filed 2022-02-24
CIK 1326200

ce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

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

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company ☐
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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $18.88 per share as of June 30, 2021 was approximately $671.7 million. The registrant has no non-voting common equity issued and outstanding. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 24, 2022 was 41,957,724 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021, are incorporated by reference in Part III herein.

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

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii)  weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2022 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our new dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; (xxiii) those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a New York City-based company incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 44 drybulk carriers, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers, and twelve Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,636,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 10.0 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers. Of the vessels in our fleet, 23 are currently on spot market voyage charters, 19 are on fixed-rate time charter contracts, two are on spot market-related time charters and we are currently time chartering-in four third party vessels.

See pages 5 – 7 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses primarily on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category and the other vessel classes, including Ultramax, Supramax and Handysize vessels, represent our minor bulk vessel category. On February 24, 2021, we disposed of the last Handysize vessel in our fleet. Our major bulk vessels are primarily used to transport iron ore and coal, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, bauxite, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment as well as opportunistically booking longer term coverage. Our fleet deployment strategy currently is weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer term time charter contracts or contracts of affreightment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook. Furthermore, we have also transported containers on select vessels on an opportunistic basis. We will continue to explore the possibility of transporting containers on board select vessels from time to time, which could provide additional flexibility for vessel fixture options, primarily for backhaul trades.

Drawing on one of the strongest balance sheets in the drybulk industry, in April 2021 we announced a new comprehensive value strategy. This strategy is centered on three key pillars: compelling dividends, financial deleveraging and growth. During 2021, we executed this strategy by paying down $203 million of debt while expanding our core Ultramax fleet. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. To support this strategy, we entered into an agreement for a new $450 Million Credit Facility under which we have used to globally refinance our prior credit facilities, thereby increasing flexibility, improving key terms and lowering our cash flow breakeven rates. Within this facility is a significant revolving credit facility that we can utilize. The first quarterly dividend under Genco’s value strategy is to be paid based on the fourth quarter of 2021 and is payable in the first quarter of 2022.

In implementing this strategy, we will focus on the following specific priorities for 2022:

●	Pay attractive dividends to shareholders
●	Continue to pay down debt through voluntary prepayments from a combination of cash flow generation and cash on our balance sheet; and

●	Opportunistically grow the fleet on a low levered basis

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. We currently contract with two technical managers to provide technical management of our fleet. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. In September 2021, we entered into a joint venture with Synergy Marine Pte. Ltd. (“Synergy”), one of our technical managers. This joint venture has been named GS Shipmanagement Pte. Ltd. (“GSSM”), and we intend to transfer to it the technical management of all vessels in our fleet.  Currently, a total of 38 of our vessels are being managed by GSSM. GSSM aims to provide a unique and differentiated service to the management of our vessels. We expect this joint venture to increase visibility and control over our vessel operations, augment fleet-wide fuel efficiency to lower our carbon footprint through an advanced data platform and potentially provide vessel operating expense savings over time. Members of our New York City-based management team oversee the activities of our technical managers.

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

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations

Genco Shipping & Trading Limited

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations in a safe and efficient manner.  To accomplish this objective, we intend to:

●	Continue to operate a high-quality fleet — We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ rigorous and comprehensive maintenance program. In addition, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

●	Utilize an active commercial strategy — Our current fleet of 44 drybulk vessels concentrates on the transportation of major and minor bulk commodities globally. In 2017, the Company made a strategic decision to augment its existing in-house commercial operating platform, shifting from a tonnage provider model to an active commercial approach in order to improve margins and grow our network of customers. We expanded our presence globally with the establishment of offices in Singapore and Copenhagen in addition to our corporate headquarters in New York. As a result of this strategic shift, we have been fixing an increasing number of vessels on spot market voyage charters, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton rate or on a lump sum basis, as well as on contracts of affreightment directly with cargo providers. We believe that our active platform provides added flexibility to changing market conditions and improves operational efficiencies within our owned fleet. Furthermore, we also assess arbitrage opportunities on cargoes through utilizing vessel positions by time chartering-in third party vessels and/or reletting cargo commitments on a voyage basis. In addition to these options, we continue to fix our vessels on both short and long-term time charters, as well as spot market-related time charters, depending on market conditions and outlook. Overall, our fleet deployment strategy is currently weighted towards short-term fixtures, which provide optionality for the Company. We have also selectively booked one to two year period time charters to secure longer term revenue streams at attractive rates while also de-risking select asset purchases. We continuously monitor the drybulk market and may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging more longer term charters and entering into vessel pools.

●	Strategically expand the size of our fleet — We may acquire additional modern, high-quality, fuel-efficient drybulk vessels through timely and selective acquisitions in a manner that is accretive to our cash flows. If we make such acquisitions, we may consider additional debt or equity financing alternatives.

●	Maintain low-cost, highly efficient operations — In September 2021, we formed the GSSM joint venture, which is owned 50% by Genco and 50% by Synergy, to provide ship management services for our existing fleet. Currently, we have transferred the ship management of 38 of our vessels to GSSM. We previously outsourced technical management of our fleet to Wallem Shipmanagement Limited (“Wallem”) and Anglo-Eastern Group (“Anglo”) and currently outsource the technical management of six of our vessels to Synergy Marine Group (“Synergy”), all third party independent technical managers. Our management team actively monitors and controls vessel operating expenses incurred by GSSM and the independent technical managers by overseeing their activities. We also seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating a larger fleet as well as sister ships. Sister ships are ships of the same class that are of virtually identical design and are of similar size.

●	Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and cargo providers, many of whom consider the reputation of a vessel owner and operator when entering into time charters. We believe that our management team’s track record improves our relationships with high quality shipyards and vendors, as well as financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us that are currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007

Vessel	Class	Dwt	Year Built
Genco Claudius	Capesize	169,001	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,098	2009
Genco Hadrian	Capesize	169,025	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Baltic Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010
Genco Endeavour	Capesize	181,060	2015
Genco Resolute	Capesize	181,060	2015
Genco Defender	Capesize	180,021	2016
Genco Liberty	Capesize	180,032	2016
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,470	2015
Genco Weatherly	Ultramax	61,556	2014
Genco Columbia	Ultramax	60,294	2016
Genco Magic	Ultramax	63,446	2014
Genco Vigilant	Ultramax	63,498	2015
Genco Freedom	Ultramax	63,671	2015
Genco Enterprise	Ultramax	63,473	2016
Genco Madeleine	Ultramax	63,166	2014
Genco Mayflower	Ultramax	63,304	2017
Genco Constellation	Ultramax	63,310	2017
Genco Laddey	Ultramax	61,085	2022
Genco Mary	Ultramax	61,085	2022
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	58,018	2009
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Brittany	Supramax	58,018	2010
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	58,018	2010
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005

The following groups of sister ships are included in our current fleet except as noted below:

Group	Vessels
1	Genco Constantine and Genco Augustus
2	Baltic Lion and Genco Tiger

Group	Vessels
3	Genco London, Baltic Wolf, Genco Titus and Baltic Bear
4	Genco Commodus, Genco Hadrian, Genco Maximus and Genco Claudius
5	Genco Resolute and Genco Endeavour
6	Genco Liberty and Genco Defender
7	Genco Enterprise, Baltic Hornet, Baltic Mantis, Baltic Scorpion and Baltic Wasp
8	Genco Auvergne, Genco Rhone, Genco Ardennes, Genco Aquitaine, Genco Brittany, Genco Languedoc, Genco Pyrenees and Genco Bourgogne
9	Genco Warrior, Genco Predator, Genco Provence and Genco Picardy
10	Genco Magic, Genco Vigilant and Genco Freedom
11	Genco Mayflower and Genco Constellation
12	Genco Weatherly, Genco Laddey and Genco Mary

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

Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of GSSM and our independent technical managers.  The head of our technical management team has over 30 years of experience in the shipping industry.

Under our technical management agreements with GSSM and our independent other technical manager, these technical managers are obligated to:

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

OUR CHARTERS

As of February 23, 2022, we employed 23 of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis. Under spot market voyage charters, voyage expenses such as fuel and port charges are borne by us. Additionally, as of February 23, 2022, we employed 19 of our vessels under fixed-rate time charters and two of our vessels under spot market-related time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues. Additionally, as of February 23, 2022, we were chartering in four third party vessels.

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

The following table sets forth information about the current employment of the vessels in our fleet as of February 23, 2022:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	March 2022	Voyage
Genco Tiberius	2007	March 2022	Voyage
Genco London	2007	April 2022	Voyage
Genco Titus	2007	March 2022	Voyage
Genco Constantine	2008	March 2022	Voyage
Genco Hadrian	2008	March 2022	Voyage
Genco Commodus	2009	April 2022	$47,250
Genco Maximus	2009	September 2023	$27,500
Genco Claudius	2010	January 2023	94% of BCI
Genco Tiger	2011	February 2022	Voyage
Baltic Lion	2012	March 2022	Voyage
Baltic Bear	2010	March 2022	$32,000
Baltic Wolf	2010	June 2023	$30,250
Genco Resolute	2015	January 2023	121% of BCI
Genco Endeavour	2015	March 2022	Voyage
Genco Defender	2016	March 2022	Voyage
Genco Liberty	2016	March 2022	$31,000

Ultramax Vessels
Baltic Hornet	2014	April 2023	$24,000
Baltic Wasp	2015	June 2023	$25,500
Baltic Scorpion	2015	March 2022	Voyage
Baltic Mantis	2015	March 2022	Voyage
Genco Weatherly	2014	April 2022	Voyage
Genco Columbia	2016	March 2022	$20,000
Genco Magic	2014	April 2022	$20,000
Genco Vigilant	2015	September 2022	$17,750
Genco Freedom	2015	March 2023	$23,375
Genco Enterprise	2016	March 2022	$22,000

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)
Genco Constellation	2017	March 2022	$22,500
Genco Madeleine	2014	March 2022	$27,750
Genco Mayflower	2017	March 2022	$20,000
Genco Mary	2022	April 2022	Voyage
Genco Laddey	2022	March 2022	$20,000

Supramax Vessels
Genco Predator	2005	March 2022	Voyage
Genco Warrior	2005	March 2022	Voyage
Genco Hunter	2007	March 2022	Voyage
Genco Aquitaine	2009	March 2022	$15,000
Genco Ardennes	2009	February 2022	Voyage
Genco Auvergne	2009	March 2022	$27,000
Genco Bourgogne	2010	March 2022	Voyage
Genco Brittany	2010	March 2022	Voyage
Genco Languedoc	2010	March 2022	Voyage
Genco Picardy	2005	March 2022	Voyage
Genco Pyrenees	2010	March 2022	$31,000
Genco Rhone	2011	April 2022	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

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

We currently employ approximately 37 shore-based personnel, which includes personnel in our Singapore and Copenhagen offices. In addition, approximately 990 seagoing personnel are employed on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Rio Tinto Shipping (Asia) Pte. Ltd., Cargill International S.A., BHP, Bunge SA, FMG International Pte Ltd, ADMIntermare, a division of ADM International Sarl, and Vale International S.A. For the year ended December 31, 2021, no customer accounted for more than 10% of our voyage revenue.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 2,300 independent drybulk carrier owners.

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

While we maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover for our fleet and loss of hire insurance for our major bulk vessels in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life.  Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates. Additionally, an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

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

Loss of Hire Insurance

We maintain loss of hire insurance for our major bulk vessels, which covers business interruptions and related losses that result from the loss of use of a vessel.  Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 60 days.

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

Over the last several years, we have taken various steps to reduce our carbon footprint and improve the environment, including through investments made to our fleet. Specifically, we have:

●	Purchased modern, fuel-efficient vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions;
●	Divested certain older, less fuel-efficient vessels
●	Outfitted 26 of our vessels with Energy Saving Devices (ESD) which are meant to reduce the fuel consumptions of these vessels. ESDs include Mewis Ducts, Fins and Propeller Boss Cap Fins.
●	Installed performance-monitoring systems on board 35 of our vessels to gather real-time fuel consumption data to optimize the voyage efficiency of these vessels;
●	Utilized a third-party data collection platform that analyzes information from our vessels in an effort to reduce fuel consumption, CO2 and greenhouse gas emissions;
●	Established and executed a compliance program regarding IMO 2020 fuel regulations (as described below);
●	Ballast water treatment systems are currently installed on 35 vessels in our current fleet, representing approximately 80% of our current fleet;
●	Partnered with a third-party firm to conduct internal audits of our vessels with a goal of identifying areas of potential improvement on the daily maintenance and operation of our vessels in order to improve the quality of the services our vessels provide and to mitigate operational risks;
●	Installed Engine Power Limitation (EPL) systems on certain major bulk vessels to increase the level of energy efficiency by ensuring the ship’s engine power is maintained within optimal levels; and
●	Implemented an IMO 2023 compliance plan for select vessels within our fleet in which we will install energy saving devices and apply high performance paint systems, among other initiatives

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

In 2013, the IMO’s Marine Environmental Protection Committee, or the “MEPC,” adopted a resolution amending MARPOL Annex I Condition Assessment Scheme, or “CAS.” These amendments became effective on October 1, 2014 and require compliance with the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers, or “ESP Code,” which provides for enhanced inspection programs. We may need to make certain financial expenditures to comply with these amendments, which could be significant.

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

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution (the “Barcelona Convention”) agreed to support the designation of a new ECA in the Mediterranean. The group plans to submit a formal proposal to the IMO by the end of 2022 with the goal of having the ECA implemented by 2025. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

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

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMP”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index (“EEDI”). Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014. MEPC 75 adopted amendments to MARPOL Annex VI which brings forward the effective date of the EEDI’s “phase 3” requirements from January 1, 2025 to April 1, 2022 for several ship types, including gas carriers, general cargo ships, and LNG carriers.

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session in June 2021 and are expected to enter into force in November 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic.

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition. Genco plans to continue to invest in its existing fleet to improve fuel efficiency and comply with these revised standards through its comprehensive IMO 2023 plan.

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

Regulation II-1/3-10 of the SOLAS Convention governs ship construction and stipulates that ships over 150 meters in length must have adequate strength, integrity and stability to minimize risk of loss or pollution. Goal-based standards amendments in SOLAS regulation II-1/3-10 entered into force in 2012, with July 1, 2016 set for application to new oil tankers and bulk carriers. The SOLAS Convention regulation II-1/3-10 on goal-based ship construction standards for bulk carriers and oil tankers, which entered into force on January 1, 2012, requires that all oil tankers and bulk carriers of 150 meters in length and above, for which the building contract is placed on or after July 1, 2016, satisfy applicable structural requirements conforming to the functional requirements of the International Goal-based Ship Construction Standards for Bulk Carriers and Oil Tankers (“GBS Standards”).

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements. Amendments that took effect on January 1, 2020, also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provision regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. The upcoming amendments, which will come into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) new provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions.

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

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. By IMO resolution, administrations are encouraged to ensure that cyber-risk management systems must be incorporated by ship-owners and managers by their first annual Document of Compliance audit after January 1,2021. In February 2021, the U.S. Coast Guard published guidance on addressing cyber risks in a vessel’s safety management system. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of future regulations is hard to predict at this time.

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

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (IOPP) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments are expected to enter into force on June 1, 2022.

During the fourth quarter of 2018, we originally entered into agreements for the purchase of ballast water treatments systems for 36 of our vessels.  As of December 31, 2021, we have installed such systems on 15 vessels that were not already fitted with a ballast water treatment system upon purchase (excluding eleven vessels that have been sold), and we expect the remaining ten to be installed during 2022. After the installation of these ballast water treatment systems, all of our vessels will be in compliance with these standards. The costs of compliance may be substantial and adversely affect our revenues and profitability.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the “Anti-fouling Convention.” The Anti-fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate, or the “IAFS Certificate,” is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced.

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which amendments would apply to ships from January 1, 2023, or, for ships already bearing such an anti-fouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. In addition, the IAFS Certificate has been updated to address compliance options for anti-fouling systems to address cybutryne. Ships which are affected by this ban on cybutryne must receive an updated IAFS Certificate no later than two years after the entry into force of these amendments. Ships which are not affected (i.e. with anti-fouling systems which do not contain cybutryne) must receive an updated IAFS Certificate at the next Anti-fouling application to the vessel. These amendments were formally adopted at MEPC 76 in June 2021.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives and statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. In January 2021, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. However, attorney generals from 13 states filed suit in March 2021 to lift the executive order, and in June 2021, a federal judge in Louisiana granted a preliminary injunction against the Biden administration, stating that the power to pause offshore oil and gas leases “lies solely with Congress.” With these rapid changes, compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of WOTUS. In 2019 and 2020, the agencies repealed the prior WOTUS Rule and promulgated the Navigable Waters Protection Rule (“NWPR”) which significantly reduced the scope and oversight of EPA and the Department of the Army in traditionally non-navigable waterways. On August 30, 2021, a federal district court in Arizona vacated the NWPR and directed the agencies to replace the rule. On December 7, 2021, the EPA and the Department of the Army proposed a rule that would reinstate the pre-2015 definition, which is subject to public comment until February 7, 2022.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters.  The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters.  VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards.  Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. Within two years after the EPA publishes its final Vessel Incidental Discharge National Standards of Performance, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulations also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in the Baltic, the North Sea and the English Channel (the so-called “SOx-Emission Control Area”).  As of January 2020, EU member states must also ensure that ships in all EU waters, except the SOx-Emission Control are, use fuels with a 0.5% maximum sulfur content.

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market.  On July 14, 2021, the European Parliament formally proposed its plan, which would involve gradually including the maritime sector from 2023 and phasing the sector in over a three-year period.  This will require shipowners to buy permits to cover these emissions.  Contingent negotiations and a formal approval vote, these proposed regulations may not enter into force for another year or two.

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

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, former U.S. President Trump announced that the United States intended to withdraw from the Paris Agreement, and the withdrawal became effective on November 4, 2020. On January 20, 2021, U.S. President Biden signed an executive order to rejoin the Paris Agreement, which the U.S. officially rejoined on February 19, 2021.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the ambition during the revision process. A final draft Revised IMO GHG Strategy would be considered by MEPC 80 (scheduled to meet in spring 2023), with a view to adoption. Various parties, particularly those attending the 2021 United Nations Climate Change Conference at the end of last year, have called upon the maritime community to increase their ambition regarding decarbonization goals. Genco, among many other companies across the maritime value chain, became a signatory to Call to Action for Shipping Decarbonization focusing on decarbonizing shipping by 2050.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. As noted above, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market are also forthcoming. Additionally, in 2021, the EU proposed adding shipping to its Emissions Trading System (ETS) beginning in 2023 and phasing in over a three year period.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. Further, on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. However, U.S. President Biden recently directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. On November 2, 2021, the EPA issued a proposed rule under the CAA designed to reduce methane emissions from oil and gas sources. The proposed rule would reduce 41 million tons of methane emissions between 2023 and 2035 and cut methane emissions in the oil and gas sector by approximately 74 percent compared to emissions from this sector in 2005. EPA also anticipates issuing a supplemental proposed rule in 2022 to include additional methane reduction measures following public input and anticipates issuing a final rule by the end of 2022. If these new regulations are finalized, they could affect our operations.

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

Restrictions on crew rotations resulting from measures against COVID-19 pose risks to our financial condition and liquidity in a number of ways. As crew members worldwide have exceeded the duration of their contracts in many cases, including on certain of our vessels, there is increased urgency to work towards completing more crew rotations in the coming months. Accordingly, we have had and expect to continue to have increased expenses due to incremental fuel consumption and days in which our vessels are unable to earn revenue in order to deviate to certain ports on which we would not call during a typical voyage. We have and may continue to incur additional expenses associated with testing, personal protective equipment, quarantines, and travel expenses such as airfare costs in order to perform crew rotations in the current environment. Delays in crew rotations have also caused us to incur additional costs related to crew bonuses paid to retain the existing crew members on board and may continue to do so. Some ports reimposed restrictions that may affect crew rotations from the beginning of this year which may continue through at least the first half of 2022, depending on worldwide availability of the vaccine.

During 2021, a severe outbreak of COVID-19 in India has placed crew members based in India at risk and led to a number of countries and territories imposing bans on travel from India, including Australia, Canada, France, Israel, Indonesia, Iran, Japan, Kuwait, Oman, Pakistan, Singapore, the United Arab Emirates, the United Kingdom, and the United States. As a result, we have experienced difficulties with regard to crew rotations involving Indian crew members and have incurred increased costs and deviation to conduct crew rotations and may continue to do so. The Omicron variant and its increased transmissibility has also increased crewing related challenges and could continue to do so.

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

Our $450 Million Credit Facility contains collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this covenant. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance or seek waivers, which may not be available or may be subject to conditions.

A downturn in the global economic environment may negatively impact our business.

If the current global economic environment worsens, we may be negatively affected in a number of ways.

As a result of low freight and charter rates that in some instances may not allow us to operate our vessels profitably, our earnings and cash flows could decline. Continuation of these types of conditions for a prolonged period may leave us with insufficient cash resources for our operations or required debt repayments under our credit facility, which would potentially accelerate the repayment of our outstanding indebtedness.

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

Freight and charterhire rates for drybulk carriers could decrease in the future, which may adversely affect our earnings.

A prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has been volatile over the past five years. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for key drybulk routes increased during 2021 after a decline in 2020 principally caused by the COVID-19 pandemic. There can be no assurance that the drybulk charter market could experience future downturns.

Shipping capacity supply and demand strongly influences freight rates. Factors that influence demand include demand for and production of drybulk products; global and regional economic and political conditions, including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts; the distance drybulk cargo is to be moved by sea; environmental and other regulatory developments; events impacting production of the commodities that we carry; and changes in seaborne and other transportation patterns. Factors that influence the supply of vessel capacity include the number of newbuilding deliveries; port and canal congestion; scrapping of older vessels; vessel casualties; conversion of vessels to other uses; the number of vessels out of service (laid-up, drydocked, awaiting repairs or otherwise not available for hire); and environmental concerns and regulations.

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

Inflation could adversely affect our business and financial results.

Inflation could adversely affect our business and financial results by increasing the costs of labor and materials needed to operate our business. During the year ended December 31, 2021, we have experienced increased costs for crew, spares, and stores, which we currently expect to continue into 2022. In an inflationary environment such as the current economic environment, depending on the drybulk industry and other economic conditions, we may be unable to raise our charter rates enough to offset the increasing costs of our operations, which would decrease our profit margins. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

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

Terrorist attacks continue to cause uncertainty in the world’s financial markets and may affect our business. Continuing conflicts and recent developments in the Middle East and the presence of U.S. and other armed forces in the Middle East may lead to additional acts of terrorism and armed conflict, which may contribute to further economic instability. Following the U.S.’ withdrawal from the Joint Comprehensive Plan of Action agreed to on July 14, 2015 regarding the Iranian nuclear program, tensions have been rising between Iran on the one hand and the U.S. and its allies on the other.  As our vessels transit the Arabian Gulf from time to time, they may face increased risk of damage or seizure. Political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. In addition, tensions have been rising between the U.S. and Russia over Ukraine, with the U.S. and other countries imposing economic sanctions in response to Russian actions. Any of these occurrences could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce our net cash flows and net income.

The hull and machinery of commercial vessels must be certified as being “in class” by a classification society authorized by its country of registry and undergo annual surveys, intermediate surveys and special surveys as described in Item 1., “Business – Classification and Inspection” in this report. If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and unemployable, and we could be in violation of certain covenants in our credit facility, which could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

Our success largely depends on attracting and retaining highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  Any inability that GSSM or we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business, which could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

Labor interruptions could disrupt our business.

Our vessels are manned by masters, officers and crews employed by third parties.  If not resolved in a timely and cost-effective manner, labor unrest could prevent or hinder our normal operations and have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

As part of our approach to comply with IMO regulations that limit sulfur emissions, we retrofitted our 17 Capesize vessels with scrubbers. The performance of our investment in scrubbers depends in part upon the fuel spread between compliant low sulfur fuel and high sulfur fuel. Any decrease in the spread between these two fuel types could reduce the return for this investment. In addition, certain countries have imposed regulations regarding the operations of scrubbers. These restrictions could become more restrictive or widespread, and we may be further limited in or prevented from operating scrubbers on our vessels as a result. See “General – IMO 2020 Compliance” in Item 7, Management’s Discussion and Analysis of Financial Condition for further details. To the extent we cannot operate scrubbers on our vessels, we would no longer be able to recover our investment in scrubbers and would have to use low sulfur fuel instead. Low sulfur fuel, which we currently use in our minor bulk fleet is more expensive than standard marine fuel. Increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in further increases, which we may not be able to include in our freight rates.

To mitigate the risk associated with fuel price increases, we may enter into forward bunker contracts that permit us to purchase fuel at a fixed price in exchange for payment of a certain amount. We may incur a loss on such contracts if the price of fuel declines below the price at which the contract permits us to purchase fuel, or a significant increase in the price of fuel may not be mitigated by our entry into any such contracts. Either occurrence could have a material adverse effect on our business, financial condition, and results of operations, cash flows, and ability to pay dividends.

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

The charterhire rates for our vessels have sometimes declined below the operating costs of our vessels.  Because we currently charter most of our vessels on spot market voyage charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have significant long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to significant freight rate fluctuations in spot charter rates.

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

While supply and demand fundamentals have improved starting in 2017, if the market environment declines over a prolonged period of time, we may have insufficient liquidity to fund ongoing operations or satisfy our obligations under our credit facility, which may lead to a default under our credit facility. As a result, the repayment of our indebtedness could potentially be accelerated, and we could experience a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends.

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

Restrictive covenants under our credit facility may restrict our growth and operations.

Our credit facility imposes operating and financial restrictions that may limit our ability to utilize cash above a certain amount; incur additional indebtedness on satisfactory terms or at all; incur liens on our assets; sell our vessels or the capital stock of our subsidiaries; make investments; engage in mergers or acquisitions; pay dividends; make capital expenditures; compete effectively or change management arrangements relating to any of our vessels. Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions, which we may not be able to obtain when needed. This may prevent us from taking actions that are in our best interest and from executing our business strategy of growth and may restrict or limit our ability to pay dividends and finance our future operations.

We depend upon ten charterers for a large part of our revenues.  The loss of any significant customers could adversely affect our financial performance.

For the year ended December 31, 2021, approximately 41% of our revenues were derived from ten charterers.  While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk. If we were to lose any of our major customers or if any of them significantly reduced use of our services or were unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

All LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee, a committee of private sector entities convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate, or SOFR plus a recommended spread adjustment as LIBOR's replacement. LIBOR and SOFR have significant differences, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs than if LIBOR remained available, which could have a material adverse effect on our operating results. Our credit facility specifies that upon cessation of the LIBOR rate, borrowings will bear interest at a rate based on SOFR. If LIBOR or any alternative reference rate were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

We depend significantly on our GSSM joint venture and a third party manager for technical management of our fleet.

We formed the GSSM joint venture for technical management of our fleet, including fulfilling the functions of crewing, maintenance and repair services, and have also contracted the technical management of certain vessels to third party management companies. The failure of these technical managers to perform their obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends. Although we may have rights against our technical managers if they default on their obligations to us, our shareholders will share that recourse only indirectly to the extent that we recover funds.

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

Future dividends are subject to the discretion of our Board of Directors; dividends and share repurchases are limited under our credit facility.

Our declaration and payment of dividends is subject to legally available funds, compliance with law and contractual obligations and our Board of Directors’ determination that each declaration and payment is in the best interest of the Company and our shareholders.  Our policy may change in the future, and we have no legal obligation to continue paying dividends at the same rate or at all.

Under our credit facility, we may not declare or pay dividends if an event of default has occurred and is continuing or would occur as a result of the declaration or we would not be in pro forma compliance with our financial covenants after giving effect to the dividend. Any dividend or stock repurchase is subject to the discretion of our Board of Directors.  The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus or while a company is insolvent or would be rendered insolvent by such a payment or repurchase.

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

Our future growth depends on a number of factors, some of which we cannot control.  These factors include our ability to identify vessels for acquisition; consummate acquisitions or establish joint ventures on favorable terms; integrate acquired vessels successfully with our existing operations; expand our customer base; and obtain required financing for our existing and new operations. As of December 31, 2021, we had $184.8 million of availability under our credit facility. These limitations place restrictions on financing that we could use for our growth.

We currently maintain all of our cash and cash equivalents with four financial institutions, which causes credit risk.

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

We also carry hull and machinery insurance and war risk insurance for our fleet. We also currently maintain insurance against loss of hire for our major bulk vessels, which covers business interruptions that result in the loss of use of a vessel.  We may not be able to renew our insurance policies on commercially reasonable terms, or at all, in the future.  In addition, our insurance may be voidable by the insurers as a result of certain of our actions.  Further, our insurance policies may not cover all losses that we incur, and disputes over insurance claims could arise with our insurance carriers.  Any claims covered by insurance would be subject to deductibles.  In addition, our insurance policies are subject to limitations and exclusions, which may increase our costs or lower our revenues. Any uninsured or underinsured loss could harm our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

Based on the ownership and trading of our stock in 2021 and 2020, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2021 and 2020. If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation income tax”). We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2022 or future taxable years. In fact, we did not qualify for the Section 883 exemption in 2017. Refer to Note 2 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

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

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. For example, in 2021, the U.S. House of Representatives passed a bill that would impose a 15% minimum tax on certain corporations. It is not yet clear whether, if enacted, such proposed legislation would apply to us, and if so, to what extent. We cannot predict the outcome of any specific legislative proposals.

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

Certain shareholders currently hold significant percentages of our common stock. As of February 24, 2022,

affiliates of FMR LLC owned approximately 15% and affiliates of Centerbridge Partners, L.P. owned approximately 11% of our common stock. Such holders can influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may delay, defer, or prevent a change in control, merger, takeover, or other business combination involving us.  This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn adversely affect the market price of our common stock.

Because we are a foreign corporation, you may not have the same rights or protections that a shareholder in a U.S. corporation may have.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law and may make it more difficult for our shareholders to protect their interests.  Our corporate affairs are governed by our amended and restated articles of incorporation and by-laws and the Marshall Islands Business Corporations Act, or BCA.  The provisions of the BCA resemble provisions of the corporation laws of a number of states in the U.S., and the BCA specifically incorporates the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions. However, the rights and fiduciary responsibilities of directors and shareholder rights are not as clearly established under Marshall Islands law as they are in certain U.S. jurisdictions, and there have been few judicial cases in the Marshall Islands interpreting the BCA. As a result, it may be difficult for our shareholders to protect their interests.

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

We entered into a registration rights agreement that provides parties who received 10% or more of our common stock in our reorganization with demand and piggyback registration rights. This agreement was amended and restated in connection with our $125 million equity raise and currently covers shares issued to Centerbridge. We entered into an additional registration rights agreement that required us to file a resale registration statement that became effective on January 18, 2017 with respect to the resale of 27,061,856 shares of our common stock. Since December 2020, affiliates of Strategic Value Partners LLC, formerly one of our largest shareholders, have reported sales of approximately 6.7 million of our shares; affiliates of Centerbridge Partners, L.P. have reported sales of approximately 5.9 million of our shares; and affiliates of Apollo Global Management have reported sales of approximately 5.0 million of our shares.  Our shareholders may continue to sell significant volumes of our shares.

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

Election and Removal of Directors. Our articles of incorporation prohibit cumulative voting in the director elections.  Our by-laws require parties other than the board of directors to give advance written notice of nominations for director elections.  These provisions may discourage, delay or prevent the removal of incumbent officers or directors.

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

Future minimum rental payments on the above lease for the next four years are as follows:  $2.2 million annually for 2022, $2.4 million for 2023, $2.5 million for 2024 and $1.8 million for 2025.

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

In addition, during October 2017 we entered into a lease for office space in Singapore that expired in January 2019. A lease was signed for a new office space in Singapore effective January 17, 2019 for a three-year term, which has been extended effective January 17, 2022 for a two-year term.

Lastly, during July 2018, we entered into a lease for office space in Copenhagen which commenced on July 1, 2018 and ended on April 30, 2019. A lease was signed for a new office space in Copenhagen effective May 1, 2019 for a minimum period ending May 1, 2023.

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report. Thirty-nine of the vessels in our current fleet serve as collateral under our credit facility. Please see “Liquidity and Capital Resources” and “Critical Accounting Policies — Vessels and Depreciation” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a further description. The foregoing descriptions are incorporated into this Item 2 by reference.

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

As of February 24, 2022, there were approximately ten holders of record of our common stock.

On April 19, 2021, our Board of Directors adopted a new quarterly dividend policy commencing in the first quarter of 2022 in respect to our financial results for the fourth quarter of 2021 based on a formula. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable laws and contractual obligations (including our credit facility) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

For a discussion of restrictions applicable to our payment of dividends as well as the formula for calculating the quarterly dividends, please see “Liquidity and Capital Resources—Dividends” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

PART II

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in Item 8 – Financial Statements and Supplementary Data.

The MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 24, 2021.

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 44 drybulk carriers, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers, and twelve Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,636,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 10.0 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter and spot market voyage charters that expire (assuming the option periods in the time charters are not exercised) between February 2022 and September 2023.

See pages 5 – 7 for a table of our current fleet.

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

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In particular, starting in the first quarter of 2020, the COVID-19 pandemic resulted in reduced industrial activity in China on which our business is substantially dependent, with temporary closures of factories and other facilities. The pandemic resulted in a 6.8% contraction in China’s GDP during the first quarter of 2020, with the most significant impact occurring in January and February. Since March 2020, China’s economy has substantially improved, as various economic indicators such as fixed asset investment and industrial production rose as compared to the previous months of the year, which led to a return to GDP growth for the balance of 2020 and into 2021. Demand for the commodities that we carry continued to increase through 2021, which positively impacted the rate our vessels earned. Economic activity levels in regions outside of China declined significantly beginning in the first quarter of 2020 and continuing into the second quarter of the year due to various forms of nationwide shutdowns being imposed to prevent the spread of COVID-19. Over time, several economies around the world gradually eased measures taken earlier in 2020 resulting in improved activity levels from earlier year lows and leading to a demand rebound for 2021. Although rebounding economies around the world have had a positive impact on our revenues in 2021, our vessel operating expenses continued to be affected by higher than anticipated costs related to COVID-19 disruptions. The impact of COVID-19 on both our revenues and operating expenses remains highly dependent on the trajectory of COVID-19, potential variants, as well as vaccine distribution and efficacy, which remains uncertain.

While China-led global economic activity levels have improved, the outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by governments around the world in response to it. Drybulk commodities that are closely tied to global GDP growth and energy demand, experienced reduced trade flows in 2020 due to lower end user demand resulting from a decline in global economic activity. As countries worldwide gradually reopened their respective economies in mid-2020, trade flows and demand for raw materials increased. Drybulk spot freight rates rebounded from the 2020 lows towards the end of the second quarter and remained firm in the second half of 2020. In 2021, spot rates for Capesize and Supramax vessels reached levels not seen since 2010. While vaccinations are rising in developed countries, developing countries vaccination rates have lagged. Global vaccination rates, vaccine effectiveness together with the onset of variants, could impact the sustainability of this recovery in addition to drybulk specific seasonality described in further detail below.

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

We have implemented protocols with regard to crew rotations to keep our crew members safe and healthy which includes polymerase chain reaction (PCR) antibody testing as well as a 10-day quarantine period prior to boarding a vessel. Genco is enacting crew changes where permitted by regulations of the ports and of the country of origin of the mariners, in addition to strict protocols that safeguard our crews against COVID-19 exposure. Crew rotations have been challenging due to port and travel restrictions globally, as well as promoting the health and safety of both on and off signing crew members.

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

In order to comply with regulations mandating a reduction in sulfur emissions from 3.5% to 0.5% as of the beginning of 2020, we have installed exhaust gas cleaning systems (“scrubbers”) on our 17 Capesize vessels, 16 of which were completed during 2019 and one of which was completed beginning in 2020. We will continue to evaluate all options to comply with IMO regulations. Our fuel costs and fuel inventories may increase as a result of these sulfur emission regulations. Low sulfur fuel is more expensive than standard marine fuel containing 3.5% sulfur content and may become more expensive or difficult to obtain as a result of increased demand.  If the cost differential between low sulfur fuel and high sulfur fuel is significantly higher than anticipated, or if low sulfur fuel is not available at ports on certain trading routes, it may not be feasible or competitive to operate vessels on certain trading routes without installing scrubbers or without incurring deviation time to obtain compliant fuel.  Conversely, if the cost differential between low sulfur fuel and high sulfur fuel is significantly lower than anticipated, or if regulations are passed negatively impacting the use of open-loop scrubbers, we may not realize the economic benefits or recover the cost of the scrubbers we have installed.  In addition, a number of countries have imposed restrictions on the discharge of wash water from open loop scrubbers within their port limits. While there are no restrictions on using open loop scrubbers outside of port limits, any changes in these regulations or more stringent standards globally could impact the use of open loop scrubbers going forward.

Vessel Sales and Acquisitions

On July 2, 2021, we entered into an agreement to purchase two 2017-built, 63,000 dwt Ultramax vessels for a purchase price of $24.6 million each, which were renamed the Genco Mayflower and Genco Constellation, and one 2014-built, 63,000 dwt Ultramax vessel for a purchase price of $21.9 million, which was renamed the Genco Madeleine. The Genco Mayflower, the Genco Constellation and the Genco Madeleine were delivered on August 24, 2021, September 3, 2021 and August 23, 2021, respectively and we used cash on hand to finance the purchases.

On May 18, 2021, we entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29.2 million each, which were renamed the Genco Mary and the Genco Laddey. The vessels were delivered on January 6, 2022 and we used cash on hand to finance the purchases.

On April 20, 2021, we entered into an agreement to purchase a 2016-built, 64,000 dwt Ultramax vessel for a purchase price of $20.2 million, to be renamed the Genco Enterprise. The vessel was delivered on August 23, 2021 and we used cash on hand to finance the purchase.

On December 17, 2020, we entered into an agreement to acquire three modern, eco Ultramax vessels in exchange for six of our older Handysize vessels. The Genco Magic, a 2014-built Ultramax vessel, and the Genco Vigilant and the Genco Freedom, both 2015-built Ultramax vessels, were delivered to the Company on December 23, 2020, January 28, 2021 and February 20, 2021, respectively. We delivered the Genco Ocean, the Baltic Cove and Baltic Fox, all 2010-built Handysize vessels, and the Genco Spirit, the Genco Avra and the Genco Mare, all 2011-built Handysize vessels, on December 29, 2020, January 30, 2021, February 2, 2021, February 15, 2021, February 21, 2021 and February 24, 2021, respectively.

During 2021, we completed the sale of five Supramax vessels and six Handysize vessels, which includes five of the Handysize vessels in the exchange described above.

During 2020, we completed the sale of nine of our vessels, including one of the vessels in the exchange described above. Three vessels were classified as held for as of December 31, 2020 and the remaining five Handysize vessels were classified as held for exchange as of December 31, 2020.

We will continue to seek opportunities to renew our fleet going forward.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2021 and 2020 on a consolidated basis.

	For the Year Ended
	December 31,		Increase
	2021	2020	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	6,205.0	6,222.0	(17.0)	(0.3)%
Panamax	—	64.8	(64.8)	(100.0)%
Ultramax	3,716.8	2,204.0	1,512.8	68.6%
Supramax	5,027.2	7,176.0	(2,148.8)	(29.9)%
Handymax	—	—	—	—%
Handysize	227.5	3,290.0	(3,062.5)	(93.1)%

Total	15,176.5	18,956.8	(3,780.3)	(19.9)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	450.1	557.1	(107.0)	(19.2)%
Supramax	979.9	567.2	412.7	72.8%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	42.2	77.4	(35.2)	(45.5)%

Total	1,472.2	1,216.2	256.0	21.0%

Available days (owned & chartered-in fleet) (3)
Capesize	6,118.6	6,158.2	(39.6)	(0.6)%
Panamax	—	64.4	(64.4)	(100.0)%
Ultramax	4,079.2	2,657.5	1,421.7	53.5%
Supramax	5,944.9	7,443.1	(1,498.2)	(20.1)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	269.8	3,298.2	(3,028.4)	(91.8)%

Total	16,412.5	19,635.9	(3,223.4)	(16.4)%

Available days (owned fleet) (4)
Capesize	6,118.6	6,158.2	(39.6)	(0.6)%
Panamax	—	64.4	(64.4)	(100.0)%
Ultramax	3,629.1	2,100.4	1,528.7	72.8%
Supramax	4,965.0	6,875.9	(1,910.9)	(27.8)%
Handymax	—	—	—	—%
Handysize	227.6	3,220.8	(2,993.2)	(92.9)%

Total	14,940.3	18,419.7	(3,479.4)	(18.9)%

Operating days (5)
Capesize	6,080.1	6,093.0	(12.9)	(0.2)%
Panamax	—	60.1	(60.1)	(100.0)%
Ultramax	4,015.2	2,642.8	1,372.4	51.9%
Supramax	5,835.7	7,338.1	(1,502.4)	(20.5)%
Handymax	—	14.5	(14.5)	(100.0)%
Handysize	233.5	3,055.9	(2,822.4)	(92.4)%

Total	16,164.5	19,204.4	(3,039.9)	(15.8)%

Fleet utilization (6)
Capesize	98.8%	98.2%	0.6%	0.6%

	For the Year Ended
	December 31,		Increase
	2021	2020	(Decrease)	% Change
Panamax	—%	92.7%	(92.7)%	(100.0)%
Ultramax	97.6%	99.3%	(1.7)%	(1.7)%
Supramax	97.6%	97.6%	—%	—%
Handymax	—%	100.0%	(100.0)%	(100.0)%
Handysize	86.6%	92.2%	(5.6)%	(6.1)%

Fleet average	97.9%	97.1%	0.8%	0.8%

	For the Year Ended
	December 31,		Increase
	2021	2020	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$27,293	$14,977	$12,316	82.2%
Panamax	—	4,948	(4,948)	(100.0)%
Ultramax	22,169	10,320	11,849	114.8%
Supramax	23,235	7,957	15,278	192.0%
Handymax	—	—	—	—%
Handysize	8,116	5,987	2,129	35.6%

Fleet average	24,402	10,221	14,181	138.7%
Major bulk vessels	27,293	14,977	12,316	82.2%
Minor bulk vessels	22,397	7,832	14,565	186.0%

Daily vessel operating expenses (8)
Capesize	$5,572	$5,106	$466	9.1%
Panamax	—	3,290	(3,290)	(100.0)%
Ultramax	5,062	4,606	456	9.9%
Supramax	5,443	4,456	987	22.1%
Handymax	—	—	—	—%
Handysize	5,856	3,994	1,862	46.6%

Fleet average	5,409	4,612	797	17.3%
(1)	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2)	Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third party vessels.

(3)	Available days (owned and chartered-in fleet). We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4)	Available days (owned fleet). We define available days for the owned fleet as available days less chartered-in days.

(5)	Operating days. We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(6)	Fleet utilization. We calculate fleet utilization as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.

(7)	Time Charter Equivalent (“TCE”). We define TCE rates as our voyage revenues less voyage expenses and charter-hire expenses, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Year Ended		For the Year Ended		For the Year Ended
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Voyage revenues (in thousands)	$547,129	$355,560	$240,271	$164,813	$306,858	$190,747
Voyage expenses (in thousands)	146,182	156,985	73,374	72,577	72,808	84,408
Charter hire expenses (in thousands)	36,370	10,307	(100)	3	36,470	10,304
	364,577	188,268	166,997	92,233	197,580	96,035
Total available days for owned fleet	14,940	18,420	6,119	6,158	8,822	12,262
Total TCE rate	$24,402	$10,221	$27,293	$14,977	$22,397	$7,832
(8)	Daily vessel operating expenses. We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following tables represent the operating data and certain balance sheet and other data as of and for the years ended December 31, 2021 and 2020 on a consolidated basis.

	For the Years Ended December 31,
	2021	2020	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$547,129	$355,560	$191,569	53.9%

Total revenues	547,129	355,560	191,569	53.9%

Operating Expenses:
Voyage expenses	146,182	156,985	(10,803)	(6.9)%
Vessel operating expenses	82,089	87,420	(5,331)	(6.1)%
Charter hire expenses	36,370	10,307	26,063	252.9%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,267 and $2,026, respectively)	24,454	21,266	3,188	15.0%
Technical management fees	5,612	6,961	(1,349)	(19.4)%
Depreciation and amortization	56,231	65,168	(8,937)	(13.7)%
Impairment of vessel assets	—	208,935	(208,935)	(100.0)%
(Gain) loss on sale of vessels	(4,924)	1,855	(6,779)	(365.4)%

Total operating expenses	346,014	558,897	(212,883)	(38.1)%

Operating income (loss)	201,115	(203,337)	404,452	(198.9)%
Other expense	(19,070)	(22,236)	3,166	(14.2)%

Net income (loss)	182,045	(225,573)	407,618	(180.7)%
Less: Net income attributable to noncontrolling interest	38	—	38	100.0%
Net income (loss) attributable to Genco Shipping & Trading Limited	182,007	(225,573)	407,580	(180.7)%

Net earnings (loss) per share-basic	$4.33	$(5.38)	$9.71	(180.5)%
Net earnings (loss) per share-diluted	$4.27	$(5.38)	$9.65	(179.4)%
Weighted average common shares outstanding-basic	42,060,996	41,907,597	153,399	0.4%
Weighted average common shares outstanding-diluted	42,588,871	41,907,597	681,274	1.6%

	For the Years Ended December 31,
	2021	2020	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$120,531	$179,679	$(59,148)	(32.9)%
Total assets	1,203,002	1,232,809	(29,807)	(2.4)%
Total debt (current and long-term, net of deferred financing fees)	238,229	439,575	(201,346)	(45.8)%
Total equity	916,675	744,994	171,681	23.0%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by operating activities	$231,119	$36,896	$194,223	526.4%
Net cash (used in) provided by investing activities	(67,573)	37,439	(105,012)	(280.5)%
Net cash used in financing activities	(222,694)	(56,905)	(165,789)	291.3%

EBITDA (1)	$253,441	$(139,020)	$392,461	(282.3)%
(1)	EBITDA represents net income (loss) attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income (loss) attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Year Ended
	December 31,
	2021	2020
Net income (loss) attributable to Genco Shipping & Trading Limited	$182,007	$(225,573)
Net interest expense	15,203	21,385
Income tax expense	—	—
Depreciation and amortization	56,231	65,168

EBITDA (1)	$253,441	$(139,020)

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

During 2021, voyage revenues increased by $191.6 million, or 53.9%, to $547.1 million as compared to $355.6 million during 2020. The increase in voyage revenues was primarily due to higher rates achieved by both our major and minor bulk vessels, as well as our third party time chartered-in vessels, which was partially offset by the operation of fewer vessels in our fleet. In 2021, drybulk freight rates reached decade highs led by a rise in iron ore shipments from Brazil and Australia, strong global economic activity, higher port congestion, increased demand for coal due to tightness in the energy complex and manageable net fleet growth due to the historically low orderbook. In early 2022 to date, rates have declined from the levels seen during the second half of 2021. Various seasonal factors are currently influencing freight rates including weather related cargo disruptions in Brazil reducing iron ore volumes, the timing of the Lunar New Year in China, the Beijing Olympics, as well as the frontloaded nature of the orderbook. Additionally, Indonesia imposed a temporary coal export ban during the month of January 2022 in order to rebuild domestic stockpiles.

The average Time Charter Equivalent (“TCE”) rate of our overall fleet increased by 138.7% to $24,402 a day during 2021 from $10,221 a day during 2020. The TCE for our major bulk vessels increased by 82.2% from $14,977 a day during 2020 to $27,293 a day during 2021. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 186.0% from $7,832 a day during 2020 to $22,397 a day during 2021 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

For 2021 and 2020, we had ownership days of 15,176.5 days and 18,956.8 days, respectively.  The decrease in ownership days is primarily due to the sale of nine vessels during 2020 and eleven vessels during 2021, partially offset by the delivery of one and six vessels during 2020 and 2021, respectively. Fleet utilization increased marginally from 97.1% during 2020 to 97.9% during 2021.

Please see pages 8 - 9 for a table that sets forth information about the current employment of the vessels in our fleet.

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

Voyage expenses were $146.2 million and $157.0 million during 2021 and 2020, respectively. This decrease was primarily due to the operation of fewer vessels, partially offset by higher bunker expenses and certain costs incurred related to our spot market voyages.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $5.3 million from $87.4 million during 2020 to $82.1 million during 2021. This decrease was primarily due to fewer owned vessels during 2021 as compared to 2020, partially offset by higher crew expenses as a result of COVID-19 related expenses and disruptions. Restrictions on crew rotations led to a temporary decline in crewing related expenses during the first half of 2020. However, such costs began to increase in June 2020, which also contributed to higher crew related expenses during 2021 as compared to 2020.

Daily vessel operating expenses (“DVOE”) for our fleet increased to $5,409 per vessel per day during 2021 from $4,612 per vessel per day during 2020.  The increase in daily vessel operating expenses was predominantly due to higher crew expenses as a result of COVID-19 related expenses and disruptions. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel per day for the year ended December 31, 2021 were $409 above the original weighted-average budgeted rate of $5,000 per vessel per day.

As a result of COVID-19 restrictions with regard to crew rotations, we expect higher crew related costs due to ongoing travel and port restrictions. Together with promoting the health of the on-signing crew boarding the ship while the off-signing crew gets home safely, these have all been increasing challenges that shipowners are facing globally. The timing of crew rotations remains dependent on the duration and severity of COVID-19 in countries from which our crews are sourced as well as any restrictions in place at ports in which our vessels call. As crew members worldwide have in many cases (including on certain of our vessels) exceeded the duration of their contracts, there is an increased urgency to work towards completing more crew rotations in the coming months. Given this urgency, since June 2020, certain of these crew rotations have led to and could continue to lead to additional deviation time of our vessels as well as unbudgeted expenses due to testing, PPE, quarantine periods, higher than normal travel expenses due to increased airfare costs, and crew bonuses to retain the existing crew during rotation delays.

Our vessel operating expenses, which generally represent fixed costs for each vessel, increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. The impact of COVID-19 could result in potential shortages or a lack of access to required spare parts for the operation of our vessels, potential delays in any unscheduled repairs, deviations for crew changes or increased costs to successfully execute a crew change, which could lead to business disruptions and delays. We expect that crew costs for the crew that we utilize on our vessels will increase going forward due to expected higher wages, as well as the impact of COVID-19 restrictions. We also expect higher costs during 2022 in relation to crew, spares and parts primarily due to industry-wide inflationary pressures and higher regulatory-related costs.

Based on estimates provided by our technical managers, our DVOE budget for the first quarter of 2022 is $5,825 per vessel per day on a fleet-wide basis, which includes an estimated amount for COVID-19 related expenses. The potential impacts of COVID-19 are beyond our control and are difficult to predict due to uncertainties surrounding the pandemic, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $26.1 million from $10.3 million during 2020 to $36.4 million during 2021.  The increase was primarily due to higher charter in rates during 2021 as compared to 2020, in addition to an increase in chartered-in days.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, operating lease expense, legal, auditing and other professional expenses. General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the 2015 Equity Incentive Plan. Refer to Note 17 — Stock-Based Compensation in our Consolidated Financial Statements. General and administrative expenses also include legal and professional fees associated with our credit facilities, which are not capitalizable to deferred financing costs. We also incur general and administrative expenses for our overseas offices located in Singapore and Copenhagen.

General and administrative expenses increased by $3.2 million from $21.3 million during 2020 to $24.5 million during 2021. The increase was primarily due to higher compensation related expenses, as well as higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

We incur management fees to third party technical management companies we have engaged for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. In addition, technical management fees also include the direct costs, including the operating costs, incurred by GSSM for the technical management of the vessels under its management.

For the years ended December 31, 2021 and 2020, technical management fees were $5.6 million and $7.0 million, respectively.  The decrease was primarily due to the operation of a smaller fleet.

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

Depreciation and amortization expenses decreased by $8.9 million from $65.2 million during 2020 to $56.2 million during 2021. This decrease was primarily due to a decrease in depreciation for certain vessels in our fleet that were impaired during 2020, as well as a decrease in the depreciation of vessels due to the operation of a smaller fleet during 2021 as compared to 2020.

IMPAIRMENT OF VESSEL ASSETS-

During 2020, we recorded $208.9 million of impairment of vessel assets. This included impairment losses for 20 of our Supramax vessels and ten of our Handysize vessels. There was no vessel impairment recorded during 2021.

Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

(GAIN) LOSS ON SALE OF VESSELS-

During 2021, we recorded a $4.9 million net gain on sale of vessels related primarily to the sale of the Genco Provence, partially offset by net losses related to the sale of the Baltic Panther, the Baltic Hare, the Baltic Cougar, the Baltic Leopard and the Genco Lorraine, as well as net losses associated with the exchange of the Baltic Cove, the Baltic Fox, the Genco Spirit, the Genco Avra and the Genco Mare.

During 2020, we recorded a $1.9 million net loss on sale of vessels related primarily to the sale of the Genco Charger, the Genco Thunder, the Baltic Wind, the Baltic Breeze, the Genco Bay, the Baltic Jaguar, the Genco Loire, the Genco Normandy and the Genco Ocean.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

Net interest expense decreased by $6.2 million to $15.2 million during 2021 as compared to $21.4 million during 2020.  Net interest expense during the years ended December 31, 2021 and 2020 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease is primarily due to a $7.1 million decrease in interest expense as a result of lower outstanding debt, as well as lower interest rates. This was offset by a $0.9 million decrease in interest income due to a decrease in interest earned on our time deposits and cash accounts. Refer to Note 7 — Debt in the Consolidated Financial Statements for information regarding our credit facilities.

LOSS ON DEBT EXTINGUISHMENT –

During the year ended December 31, 2021, we recorded a $4.4 million loss on debt extinguishment as a result of the refinancing of our $495 Million Credit Facility and $133 Million Credit Facility with the $450 Million Credit Facility on August 31, 2021. Refer to Note 7 — Debt in the Consolidated Financial Statements for information regarding our credit facilities.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

For the year ended December 31, 2021, net income attributable to noncontrolling interest was $0.04 million which is associated with the net income attributable to the noncontrolling interest of GSSM, which was formed during September 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations, cash on hand, equity offerings and credit facility borrowings. We currently use our funds primarily for the acquisition of vessels generally, fleet renewal, drydocking for our vessels, payment of dividends, debt repayments and satisfying working capital requirements as may be needed to support our business.  Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $114.6 million as of December 31, 2021 in addition to the $184.8 million availability under the revolver of the $450 Million Credit Facility as of December 31, 2021, which compares to a minimum liquidity requirement under our credit facility of approximately $21 million as of the date of this report. Given the remaining $40.8 million that was paid during January 2022 for the remainder of the purchase price of two newbuilding vessels that were delivered on January 6, 2022, anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”) and fuel efficiency upgrade costs of $34.3 million and $2.4 million during 2022 and 2023, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all. Throughout 2021, the Company paid down $203 million of debt, in addition to an $8.8 million prepayment of debt on January 26, 2022, resulting in a reduced cash flow breakeven rate from previous levels. After this additional prepayment during January 2022, there will be no mandatory debt repayments until we must repay $237.3 million in 2026. Although we do not have any mandatory debt repayments until 2026, we intend to continue to pay down debt on a voluntary basis with a medium term goal of zero net debt.

As of December 31, 2021, the $450 Million Credit Facility contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

We entered into the $450 Million Credit Facility on August 3, 2021. Proceeds from the $450 Million Credit Facility were used to refinance our $495 Million Credit Facility and our $133 Million Credit Facility on August 31, 2021. Refer to Note 7 — Debt in our Consolidated Financial Statements for further details regarding the terms of the $450 Million Credit Facility, which information is incorporated herein by reference.

As of December 31, 2021, we were in compliance with all financial covenants under the $450 Million Credit facility.

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

On February 23, 2022, our Board declared a quarterly dividend of $0.67 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facility) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

U.S. Federal Income Tax Treatment of Dividends

U.S. Holders

For purposes of this discussion, the term “U.S. Holder” means a beneficial owner of our common stock that is, for U.S. federal income tax purposes, (i) an individual U.S. citizen or resident, (ii) a corporation that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, or any other U.S. entity taxable as a corporation, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust if either (x) a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (y) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person. If a partnership, or an entity treated for U.S. federal income tax purposes as a partnership, such as a limited liability company, holds common stock, the tax treatment of a partner will generally depend on the status of the partner and upon the activities of the partnership. If you are a partner in such a partnership holding our common stock, you are encouraged to consult your tax advisor. A beneficial owner of our common stock (other than a partnership) that is not a U.S. Holder is referred to below as a “Non-U.S. Holder.”

Subject to the discussion of passive foreign investment company (PFIC) status on pages 36 - 37 of this report, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder’s tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

Dividends paid on our common shares to a U.S. Holder who is an individual, trust or estate, or a “non-corporate U.S. Holder,” will generally be treated as “qualified dividend income” that is taxable to such non-corporate U.S. Holder at preferential tax rates, provided that (1) our common shares are readily tradable on an established securities market in the United States (such as the NYSE, on which our common shares are traded); (2) we are not a PFIC for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are, or will be); (3) the non-corporate U.S. Holder’s holding period of our common shares includes more than 60 days in the 121-day period beginning 60 days before the date on which our common shares becomes ex-dividend; and (4) the non-corporate U.S. Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property. A non-corporate U.S. Holder will be able to take qualified dividend income into account in determining its deductible investment interest (which is generally limited to its net investment income) only if it elects to do so; in such case, the dividend will be taxed at ordinary income rates. Non-corporate U.S. Holders also may be required to pay a 3.8% surtax on all or part of such holder’s “net investment income,” which includes, among other items, dividends on our shares, subject to certain limitations and exceptions. Investors are encouraged to consult their own tax advisors regarding the effect, if any, of this surtax on their ownership of our shares.

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

Special rules may apply to any “extraordinary dividend” — generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder’s adjusted basis (or fair market value in certain circumstances) in a share of our common shares — paid by us. If we pay an “extraordinary dividend” on our common shares that is treated as “qualified dividend income”, then any loss derived by a non-corporate U.S. Holder from the sale or exchange of such common shares will be treated as long-term capital loss to the extent of such dividend.

Tax Consequences if We Are a Passive Foreign Investment Company

As discussed in “U.S. tax authorities could treat us as a ‘passive foreign investment company,’ which could have adverse U.S. federal income tax consequences to U.S. shareholders” in Item 1.A Risk Factors in this report, a foreign corporation generally will be treated as a PFIC for U.S. federal income tax purposes if, after applying certain look through rules, either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value or adjusted bases of its assets (determined on a quarterly basis) produce or are held for the production of passive income, i.e., “passive assets.”  As discussed above, we do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

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

Cash Flows

Net cash provided by operating activities for the years ended December 31, 2021 and 2020 was $231.1 million and $36.9 million, respectively.  This increase in cash provided by operating activities was primarily due to higher rates achieved by our major and minor bulk vessels, changes in working capital, as well as a decrease in drydocking related expenditures and interest expense.

Net cash used in investing activities during the year ended December 31, 2021 was $67.6 million as compared to $37.4 million net cash provided by investing activities during the year ended December 31, 2020.  This fluctuation was primarily due to the purchase of four Ultramax vessels which delivered during the third quarter of 2021, as well as deposits made for the two Ultramax vessels that were delivered during January 2022. Additionally, there was a decrease in the net proceeds from the sale of vessels. These fluctuations were partially offset by a decrease in scrubber related expenditures and purchase of other fixed assets during 2021 as compared to 2020.

Net cash used in financing activities during the years ended December 31, 2021 and 2020 was $222.7 million and $56.9 million, respectively.  The increase was primarily due to the refinancing of the $495 Million Credit Facility and the $133 Million Credit Facility with the $450 Million Credit Facility on August 31, 2021. During 2021, the increase in total net cash used in financing activities related to our credit facilities was $156.6 million as compared to 2020. Additionally, there was a $5.6 million increase in deferred financing costs paid in relation to the $450 Million Credit Facility during 2021. Lastly, there was a $3.6 million increase in the payment of dividends during 2021 as compared to 2020.

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

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

As of December 31, 2021, we had three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge agains the risk of rising rates. At December 31, 2021, the total notional principal amount of the interest rate cap agreements was $200.0 million.

Refer to the table in Note 8 — Derivative instruments of our Consolidated Financial Statements which summarized the interest rate cap agreements in place as of December 31, 2021.

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

As part of our business strategy, we may also enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2021 and 2020.

Interest Rates

The effective interest rate for the years ended December 31, 2021, 2020 and 2019 include interest rates associated with the interest expense for our various credit facilities including the following: the $450 Million Credit Facility, as well as the $133 Million Credit Facility and the $495 Million Credit Facility (until these facilities were refinanced with the $450 Million Credit Facility on August 31, 2021).

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 3.22%, 3.71% and 5.31% during 2021, 2020 and 2019, respectively.  The interest rate on the debt, excluding unused commitment fees, ranged from 2.24% to 3.48%; 2.65% to 3.50% and 4.05% to 5.76% during 2021, 2020 and 2019, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers.

As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. The upgrades have been successfully during previous drydockings.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved BWTS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the U.S. U.S. authorities did not approve ballast water treatment systems until December 2016. Therefore, the U.S. Coast Guard (“USCG”) has granted us extensions for our vessels with 2016 drydocking deadlines until January 1, 2018; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. Furthermore, we received extensions for vessels drydocking in 2016 that allowed for further extensions to the vessels’ next scheduled drydockings in year 2021 and 2022.  Additionally, for our vessels that were scheduled to drydock in 2017 and 2018, the USCG has granted an extension that enables us to defer installation to the next scheduled out of water drydocking.  Any newbuilding vessels that we acquire will have a USCG approved system or at least an AMS installed when the vessel is being built.

In addition, on September 8, 2016, the Ballast Water Management (“BWM”) Convention was ratified and had an original effective date of September 8, 2017.  However, on July 7, 2017, the effective date of the BWM Convention was extended two years to September 8, 2019 for existing ships.  This requires vessels to have a BWTS installed to coincide with the vessels’ next International Oil Pollution Prevention Certificate (“IOPP”) renewal survey after September 8, 2019.   In order for a vessel to trade in U.S. waters, it must be compliant with the installation date as required by the USCG as outlined above.

Furthermore, under our comprehensive IMO 2023 compliance plan, we intend to install energy saving devices and apply high performance paint systems in order to reduce fuel consumption and emissions among other key initiatives, on select vessels. We plan to undertake most, if not all, of these initiatives while our vessels undergo their regularly scheduled drydocking. These estimated expenditures are included in the table below.

During the second half of 2018, we have entered into agreements for the purchase of BWTS for 36 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize and $0.6 million for Supramax vessels. The BWTS will be installed during a vessel’s scheduled drydocking and these costs will be capitalized and depreciated over the remainder of the life of the vessel.  During 2020 and 2019, we completed the installation of BWTS on nine and 17 of our vessels, respectively. There were no BWTS installations completed during 2021. Eleven of these vessels have since been sold. We anticipate that we will complete the installation of BWTS on ten vessels during 2022, one of which was in the process of completing its scheduled drydocking as of December 31, 2021. We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

Under maritime regulations that went into effect January 1, 2020, our vessels were required to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We have completed the installation of scrubbers on our 17 Capesize vessels, 16 of which were completed as of December 31, 2019 and the last one of which was completed on January 17, 2020. The remainder of our vessels are consuming VLSFO.  The costs for the scrubber equipment and installation was capitalized and depreciated over the remainder of the life of the vessel.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Through December 31, 2021, we have paid $42.9 million in cash installments towards our scrubber program and have drawn down $32.8 million under the scrubber tranche under our $495 Million Credit Facility. During the second quarter of 2021, we paid down the debt balance under the scrubber tranche.

We estimate our capitalized drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2023 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

2022	$17.8	$7.3	$9.1	436
2023	$2.4	$—	$—	70

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

During 2021 and 2020, we incurred a total of $4.9 million and $8.6 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

Two vessels completed their respective drydockings during 2021. An additional three of our vessels began their drydockings during the fourth quarter of 2021 and did not complete until first quarter of 2022. In addition to these three vessels, we estimate that 12 of our vessels will be drydocked during 2022 and two of our vessels will be drydocked during 2023.

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

Effective January 1, 2022, we increased the estimated scrap value of the vessels from $310 per lwt to $400 per lwt prospectively based on the 15-year average scrap value of steel. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets. We expect depreciation to decrease by approximately $4.5 million during 2022 as a result of the prospective change in the scrap value.

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

There were no impairment losses during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, we recorded losses of $208.9 million and $27.4 million, respectively, related to the impairment of our vessel assets.  During the year ended December 31, 2020, we recorded impairment for 20 of our Supramax vessels (the Genco Loire, the Genco Lorraine, the Genco Normandy, the Genco Picardy, the Genco Predator, the Genco Provence, the Genco Warrior, the Baltic Cougar, the Baltic Jaguar, the Baltic Leopard, the Baltic Panther, the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone) and ten of our Handysize vessels (the Genco Avra, the Genco Bay, the Genco Mare, the Genco Ocean, the Genco Spirit, the Baltic Breeze, the Baltic Cove, the Baltic Fox, the Baltic Hare and the Baltic Wind). During the year ended December 31, 2019, we recorded impairment for two of our Panamax vessels (the Genco Raptor and Genco Thunder) and three of our Handysize vessels (the Genco Challenger, the Genco Champion and the Genco Charger). Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the impairment recorded during the years ended December 31, 2020 and 2019.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $450 Million Credit Facility as of December 31, 2021. Refer to Note 7 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $450 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of December 31, 2021 and 2020. Vessels have been grouped according to their collateralized status as of December 31, 2021 and does not include any vessels held for sale or held for exchange. The carrying value of our twelve and fifteen Supramax vessels that were not held for sale as of December 31, 2021 and 2020, respectively, reflect the impairment loss recorded during the year ended December 31, 2020.

As of December 31, 2021, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were higher than their carrying values at December 31, 2021, with the exception of eleven of our Capesize vessels, as a result of an overall increase in vessel values. Comparatively, as of December 31, 2020, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facilities as of the most recent compliance testing date were lower than their carrying values as of December 31, 2020, with the exception of nine of the Supramax vessels that were impaired as of December 31, 2020 (the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone) and the Genco Magic that was acquired on December 23, 2020 during the fourth quarter of 2020.

The amount by which the carrying value at December 31, 2021 of eleven of our Capesize vessels exceeded the valuation of such vessels for covenant compliances ranged, on an individual vessel basis, from $4.3 million to $7.0 million per vessel, and $62.7 million on an aggregate fleet basis. Comparatively, the amount by which the carrying value as of December 31, 2020 of all of the vessels in our fleet, with the exception of the ten aforementioned vessels, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $0 million to $18.3 million per vessel, and $260.8 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $5.7 million and $9.0 million as of December 31, 2021 and 2020, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2021	2020
$450 Million Credit Facility
Genco Commodus	2009	2009	$35,200	$37,356
Genco Maximus	2009	2009	35,215	37,355
Genco Claudius	2010	2009	36,872	39,091
Baltic Bear	2010	2010	36,666	38,813
Baltic Wolf	2010	2010	36,948	39,050
Baltic Lion	2009	2013	29,971	30,811
Genco Tiger	2010	2013	28,658	29,020
Baltic Scorpion	2015	2015	23,456	24,520
Baltic Mantis	2015	2015	23,701	24,768
Genco Hunter	2007	2007	7,788	8,250
Genco Warrior	2005	2007	6,909	7,422
Genco Aquitaine	2009	2010	8,588	9,000
Genco Ardennes	2009	2010	8,591	9,000
Genco Auvergne	2009	2010	8,597	9,000
Genco Bourgogne	2010	2010	9,299	9,750
Genco Brittany	2010	2010	9,303	9,750
Genco Languedoc	2010	2010	9,304	9,750
Genco Picardy	2005	2010	7,347	7,890
Genco Provence	2004	2010	—	6,930
Genco Pyrenees	2010	2010	9,311	9,750
Genco Rhone	2011	2011	10,512	10,625
Genco Constantine	2008	2008	32,152	34,179
Genco Augustus	2007	2007	30,822	32,049
Genco London	2007	2007	29,708	31,587
Genco Titus	2007	2007	30,503	32,306
Genco Tiberius	2007	2007	30,161	32,007
Genco Hadrian	2008	2008	32,570	34,633
Genco Predator	2005	2007	7,266	7,816
Baltic Hornet	2014	2014	22,022	23,055
Baltic Wasp	2015	2015	22,275	23,308
Genco Endeavour	2015	2018	42,207	44,069
Genco Resolute	2015	2018	42,507	44,320
Genco Columbia	2016	2018	24,484	25,553
Genco Weatherly	2014	2018	19,806	20,740
Genco Liberty	2016	2018	45,760	47,676
Genco Defender	2016	2018	45,792	47,641
Genco Magic	2014	2020	14,381	14,683
Genco Vigilant	2015	2021	15,476	—
Genco Freedom	2015	2021	15,577	—
Genco Enterprise	2016	2021	20,591	—
TOTAL			$906,296	$903,523
Unencumbered
Genco Madeleine	2014	2021	23,266	—
Genco Constellation	2017	2021	25,574	—
Genco Mayflower	2017	2021	26,005	—
Genco Lorraine	2009	2010	—	7,751
Baltic Leopard	2009	2009	—	7,840
			$74,845	$15,591
Consolidated Total			$981,141	$919,114

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of commission, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale and exchange as of December 31, 2020.

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

Although rates have improved during 2021, the drybulk charter market has been volatile over the past five years. Shipping rates for key drybulk routes increased during 2021 after a decline in 2020 which was principally as a result of the global economic slowdown caused by the COVID-19 pandemic.

When indicators of impairment are present and our estimate of future undiscounted cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2021, the future income streams expected to be earned by such vessels over their remaining operating lives and upon disposal on an undiscounted basis would be sufficient to recover their carrying values.  As of December 31, 2021, only certain of the Capesize vessels had indicators of impairment and the estimated future undiscounted cash flows for those Capesize vessels exceeded each of those vessels’ carrying values by a margin of approximately 35% to 77% of the carrying value. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 15 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2021.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters or spot market voyage charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  In addition, we consider the current market rate environment and, if necessary, adjust our estimates of undiscounted cash flows to reflect the current rate environment. It is reasonably possible that the estimate of undiscounted cash flows may change in the future due to changes in current rates which could adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. It is also reasonably possible that vessels that were not subject to impairment testing during 2021 because there was no indicator of impairment could be subject to such testing in the future. Actual equivalent drybulk shipping rates are currently higher than the estimated rates. We believe current rates have been driven by strong global economic activity during 2021 due to decade highs led by a rise in iron ore shipments from Brazil and Australia, higher port congestion and an increased demand for coal due to tightness in the energy complex and manageable net fleet growth due to the historically low orderbook, as well as seasonal issues and other factors as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Voyage Revenues.”

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

	Percentage Decline from Ten-Year
	Historical One-Year Time Charter
	Average at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2021	2020
Capesize	(21.2)%	(23.0)%
Ultramax (1) (2)	N/A	(12.3)%
Supramax (1) (3)	N/A	(14.2)%
(1)	There were no indicators of impairment for our Ultramax and Supramax vessels as of December 31, 2021, as the respective fair market values of these vessels were higher than their respective carrying values. As such, these vessels were not subject to impairment as of December 31, 2021.
(2)	We excluded the Genco Magic from this sensitivity analysis for the year ended December 31, 2020 as the vessel was acquired on December 23, 2020.
(3)	We excluded the Genco Aquitaine, the Genco Ardennes, the Genco Auvergne, the Genco Bourgogne, the Genco Brittany, the Genco Hunter, the Genco Languedoc, the Genco Pyrenees and the Genco Rhone from this sensitivity analysis for the year ended December 31, 2020 as these vessels were impaired during the fourth quarter of 2020.

For our impairment analysis, we utilize the ten-year historical one-year time charter average, as well as considering the current rate environment, to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2021 and 2020, respectively, were above or (below) the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	As of	As of
	December 31,	December 31,
Vessel Class	2021	2020
Capesize	74.9%	2.1%
Ultramax	88.2%	(6.1)%
Supramax	119.9%	(19.3)%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held three interest rate cap agreements as of December 31, 2021 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at December 31, 2021 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Consolidated Financial Statements, which summarizes the interest rate caps in place as of December 31, 2021.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at December 31, 2021 is $1.2 million, which has been classified as a noncurrent asset on the balance sheet. As of December 31, 2021, the Company has accumulated other comprehensive income (“AOCI”) of $0.8 million related to the interest rate cap agreements. At December 31, 2021, $0.03 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the years ended December 31, 2021, 2020 and 2019, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 7 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

●	$450 Million Credit Facility

●	One-month LIBOR plus 2.45% beginning August 31, 2021 which was reduced to 2.15% effective November 4, 2021.

●	$133 Million Credit Facility

●	$108 Million Tranche — one-month LIBOR plus 2.50% until August 31, 2021, when this facility was refinanced with the $450 Million Credit Facility.

●	$25 Million Tranche — one-month LIBOR plus 3.0% effective June 15, 2020 when the initial draw down on this facility was made until March 31, 2021 when this tranche was paid down.

●	$495 Million Credit Facility

●	$460 Million Tranche – one-month LIBOR plus 3.25% effective until August 31, 2021, when this facility was refinanced with the $450 Million Credit Facility. The applicable margin was reduced to 3.00% from March 5, 2019 to August 9, 2019 pursuant to the terms of the facility.

●	$35 Million Tranche – one-month LIBOR plus 2.50% effective August 28, 2019 when the initial draw down on this tranche of this facility was made until June 7, 2021 when this tranche was paid down.

A 1% increase in LIBOR would have resulted in an increase of $3.7 million in interest expense for the year ended December 31, 2021.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates.  As of December 31, 2021, we held three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. The total notional amount of the caps at December 31, 2021 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Consolidated Financial Statements which summarizes the interest rate caps in place as of December 31, 2021.

The Company is currently utilizing cash flow hedge accounting for the interest rate cap agreements. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in AOCI and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings. If for any period of time we do not designate the caps for hedge accounting, the change in the value of the interest rate cap agreements prior to designation would be recognized as other (expense) income.

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

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

If indicators of impairment exist for a vessel asset, the Company determines the recoverable amount by estimating the undiscounted future cash flows associated with the vessel. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair market value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value. The Company makes significant assumptions and judgments to determine the undiscounted future cash flows expected to be generated over the remaining useful life of the asset, including estimates and assumptions related to the future charter rates, fleet utilization, vessel operating expenses, vessel capital expenditures and drydocking requirements, vessel residual value and the estimated remaining useful life of each vessel. Projected future charter rates are the most significant and volatile assumption that the Company uses for its impairment analysis. Total vessel assets as of December 31, 2021, were $981.1 million, with no impairment losses recorded during the year ended December 31, 2021.

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

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2022 We have served as the Company’s auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2021 and 2020

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$114,573	$143,872
Restricted cash	5,643	35,492
Due from charterers, net of a reserve of $1,403 and $669, respectively	20,116	12,991
Prepaid expenses and other current assets	9,935	10,856
Inventories	24,563	21,583
Vessels held for sale	—	22,408
Total current assets	174,830	247,202

Noncurrent assets:
Vessels, net of accumulated depreciation of $253,005 and $204,201, respectively	981,141	919,114
Deposits on vessels	18,543	—
Vessels held for exchange	—	38,214
Deferred drydock, net of accumulated amortization of $12,879 and $8,124 respectively	14,275	14,689
Fixed assets, net of accumulated depreciation and amortization of $3,984 and $2,266, respectively	7,237	6,393
Operating lease right-of-use assets	5,495	6,882
Restricted cash	315	315
Fair value of derivative instruments	1,166	—
Total noncurrent assets	1,028,172	985,607

Total assets	$1,203,002	$1,232,809

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$29,956	$22,793
Current portion of long-term debt	—	80,642
Deferred revenue	10,081	8,421
Current operating lease liabilities	1,858	1,765
Total current liabilities:	41,895	113,621

Noncurrent liabilities:
Long-term operating lease liabilities	6,203	8,061
Contract liability	—	7,200
Long-term debt, net of deferred financing costs of $7,771 and $9,653, respectively	238,229	358,933
Total noncurrent liabilities	244,432	374,194

Total liabilities	286,327	487,815

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 41,924,597 and 41,801,753 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	419	418
Additional paid-in capital	1,702,166	1,713,406
Accumulated other comprehensive income	825	—
Accumulated deficit	(786,823)	(968,830)
Total Genco Shipping & Trading Limited shareholders’ equity	916,587	744,994
Noncontrolling interest	88	—
Total equity	916,675	744,994
Total liabilities and equity	$1,203,002	$1,232,809

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Voyage revenues	$547,129	$355,560	$389,496

Total revenues	547,129	355,560	389,496

Operating expenses:
Voyage expenses	146,182	156,985	173,043
Vessel operating expenses	82,089	87,420	96,209
Charter hire expenses	36,370	10,307	16,179
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,267, $2,026 and $2,057, respectively)	24,454	21,266	24,516
Technical management fees	5,612	6,961	7,567
Depreciation and amortization	56,231	65,168	72,824
Impairment of vessel assets	—	208,935	27,393
(Gain) loss on sale of vessels	(4,924)	1,855	168

Total operating expenses	346,014	558,897	417,899

Operating income (loss)	201,115	(203,337)	(28,403)

Other income (expense):
Other income (expense)	541	(851)	501
Interest income	154	1,028	4,095
Interest expense	(15,357)	(22,413)	(31,955)
Impairment of right-of-use asset	—	—	(223)
Loss on debt extinguishment	(4,408)	—	—

Other expense, net	(19,070)	(22,236)	(27,582)

Net income (loss)	182,045	(225,573)	(55,985)
Less: Net income attributable to noncontrolling interest	38	—	—
Net income (loss) attributable to Genco Shipping & Trading Limited	$182,007	$(225,573)	$(55,985)

Net earnings (loss) per share-basic	$4.33	$(5.38)	$(1.34)
Net earnings (loss) per share-diluted	$4.27	$(5.38)	$(1.34)
Weighted average common shares outstanding-basic	42,060,996	41,907,597	41,762,893
Weighted average common shares outstanding-diluted	42,588,871	41,907,597	41,762,893

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2021, 2020 and 2019

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2021	2020	2019

Net income (loss)	$182,045	$(225,573)	$(55,985)

Other comprehensive income	825	—	—

Comprehensive income (loss)	$182,870	$(225,573)	$(55,985)
Less: Comprehensive income attributable to noncontrolling interest	38	—	—
Comprehensive income (loss) attributable to Genco Shipping & Trading Limited	$182,832	$(225,573)	$(55,985)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders’	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2019	$416	$1,740,163	$—	$(687,272)	$1,053,307	$—	$1,053,307

Net loss				(55,985)	(55,985)		(55,985)

Issuance of shares due to vesting of RSUs	1	(1)			—		—

Cash dividends declared ($0.50 per share)		(20,951)			(20,951)		(20,951)

Nonvested stock amortization		2,057			2,057		2,057

Balance — December 31, 2019	$417	$1,721,268	$—	$(743,257)	$978,428	$—	$978,428

Net loss				(225,573)	(225,573)		(225,573)

Issuance of shares due to vesting of RSUs	1	(1)			—		—

Cash dividends declared ($0.235 per share)		(9,887)			(9,887)		(9,887)

Nonvested stock amortization		2,026			2,026		2,026

Balance — December 31, 2020	$418	$1,713,406	$—	$(968,830)	$744,994	$—	$744,994

Net income				182,007	182,007	38	182,045

Other comprehensive income			825		825		825

Issuance of shares due to vesting of RSUs and exercise of options	1	(1)			—		—

Cash dividends declared ($0.32 per share)		(13,506)			(13,506)		(13,506)

Nonvested stock amortization		2,267			2,267		2,267

Non-controlling interest initial investment					—	50	50

Balance — December 31, 2021	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$182,045	$(225,573)	$(55,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,231	65,168	72,824
Amortization of deferred financing costs	3,536	3,903	3,788
Amortization of fair market value of time charters acquired	(4,263)	—	—
Right-of-use asset amortization	1,387	1,359	1,246
Amortization of nonvested stock compensation expense	2,267	2,026	2,057
Impairment of right-of-use asset	—	—	223
Impairment of vessel assets	—	208,935	27,393
(Gain) loss on sale of vessels	(4,924)	1,855	168
Loss on debt extinguishment	4,408	—	—
Amortization of premium on derivative	197	—	—
Interest rate cap premium payment	(240)	—	—
Insurance proceeds for protection and indemnity claims	988	569	494
Insurance proceeds for loss of hire claims	—	78	—
Change in assets and liabilities:
(Increase) decrease in due from charterers	(7,125)	710	8,605
Increase in prepaid expenses and other current assets	(783)	(1,938)	(789)
(Increase) decrease in inventories	(2,980)	5,625	2,340
Increase (decrease) in accounts payable and accrued expenses	5,405	(17,355)	13,172
Increase in deferred revenue	1,660	1,794	223
Decrease in operating lease liabilities	(1,765)	(1,677)	(1,592)
Deferred drydock costs incurred	(4,925)	(8,583)	(14,641)
Net cash provided by operating activities	231,119	36,896	59,526

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(115,680)	(4,485)	(13,960)
Purchase of scrubbers (capitalized in Vessels)	(199)	(10,973)	(31,750)
Purchase of other fixed assets	(1,585)	(4,580)	(4,714)
Net proceeds from sale of vessels	49,473	56,993	26,963
Insurance proceeds for hull and machinery claims	418	484	612
Net cash (used in) provided by investing activities	(67,573)	37,439	(22,849)

Cash flows from financing activities:
Proceeds from the $450 Million Credit Facility	350,000	—	—
Repayments on the $450 Million Credit Facility	(104,000)	—	—
Proceeds from the $133 Million Credit Facility	—	24,000	—
Repayments on the $133 Million Credit Facility	(114,940)	(9,160)	(6,320)
Proceeds from the $495 Million Credit Facility	—	11,250	21,500
Repayments on the $495 Million Credit Facility	(334,288)	(72,686)	(70,776)
Payment of common stock issuance costs	—	—	(105)

	For the Years Ended December 31,
	2021	2020	2019
Investment by non-controlling interest	50	—	—
Cash dividends paid	(13,463)	(9,847)	(20,877)
Payment of deferred financing costs	(6,053)	(462)	(611)
Net cash used in financing activities	(222,694)	(56,905)	(77,189)

Net (decrease) increase in cash, cash equivalents and restricted cash	(59,148)	17,430	(40,512)

Cash, cash equivalents and restricted cash at beginning of period	179,679	162,249	202,761
Cash, cash equivalents and restricted cash at end of period	$120,531	$179,679	$162,249

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except per Share Data)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2021, 2020 and 2019

1 – GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2021, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco RE Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of December 31, 2021, and was formed to provide ship management services to the Company’s vessels. As of December 31, 2021, the investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

Management has determined that GSSM qualifies as a variable interest entity, and, when aggregating the variable interest held by the Company and Synergy, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact GSSM’s economic performance. Accordingly, the Company consolidates GSSM.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Over the course of the pandemic, governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, working from home, supply chain logistical changes, and closure of non-essential businesses. This has led to a significant slowdown in overall economic activity levels globally and a decline in demand for certain of the raw materials that our vessels transport.

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

Other General Information

As of December 31, 2021, 2020 and 2019, the Company’s fleet consisted of 42, 47 and 55 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2021:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Genco Magic Limited	Genco Magic	63,446	12/23/20		2014
Genco Vigilant Limited	Genco Vigilant	63,498	1/28/21		2015
Genco Freedom Limited	Genco Freedom	63,671	2/2/21		2015
Genco Enterprise Limited	Genco Enterprise	63,473	8/23/21		2016
Genco Madeleine Limited	Genco Madeleine	63,166	8/23/21		2014
Genco Mayflower Limited	Genco Mayflower	63,304	8/24/21		2017
Genco Constellation Limited	Genco Constellation	63,310	9/3/21		2017
Baltic Lion Limited	Baltic Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Bear Limited	Baltic Bear	177,717	5/14/10		2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10		2010
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14		2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/2015		2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company records time charter revenues, including spot market-related time charters, over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement for which the performance obligations are satisfied beginning when the vessel is delivered to the charterer until it is redelivered back to the Company. The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each respective billing period. As such, the revenue earned by the Company’s vessels that are on spot market-related time charters is subject to fluctuations of the spot market. Time charter contracts, including spot market-related time charters, are considered operating leases and therefore do not fall under the scope of Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”) because (i) the vessel is an identifiable asset; (ii) the Company does not have substantive substitution rights; and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives economic benefit from such use.

The Company has identified that time charter agreements, including fixed rate time charters and spot market-related time charters, contain a lease in accordance with ASC 842 (as defined under “Recent accounting pronouncements” below). Refer to Note 13 — Voyage Revenues for further discussion.

Spot market voyage charters

In a spot market voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. The contract generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the years ended December 31, 2021, 2020 and 2019 is not material.

Revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters, spot market-related time charters and pool agreements. Refer to Note 13 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (gain) loss of ($1,889), $697 and $829 during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Loss on debt extinguishment

During the year ended December 31, 2021, the Company recorded $4,408 related to the loss on the extinguishment of debt in accordance with ASC 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”). This loss was recognized as a result of the refinancing of the $495 Million Credit Facility and the $133 Million Credit Facility with the $450 Million Credit Facility on August 31, 2021 as described in Note 7 — Debt.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, including receivables for spot market voyages, net of the provision for doubtful accounts. At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims. As of December 31, 2021 and 2020, the Company had a reserve of $1,403 and $669, respectively, against the due from charterers balance and an additional accrual of $364 and $358, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Charter hire expenses

The costs to charter-in third party vessels, which primarily include the daily charter hire rate net of commissions, are recorded as Charter hire expenses. The Company recorded $36,370, $10,307 and $16,179 of charter hire expenses during the years ended December 31, 2021, 2020 and 2019, respectively.

Technical management fees

Technical management fees represent fees paid to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operation and arranging for crews and supplies. In addition, technical management fees also include the direct costs, including operating costs, incurred by GSSM for the technical management of the vessels under its management.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2021, 2020 and 2019 was $49,417, $58,008 and $66,351, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $310 per lightweight ton (“lwt”) times the weight of the vessel noted in lwt. Effective January 1, 2022, the Company increased the estimated scrap value of the vessels from $310 per lwt to $400 per lwt prospectively based on the average of the 15-year average scrap value of steel. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets. The Company expects depreciation to decrease by approximately $4.5 million during 2022 as a result of the prospective change in the scrap value.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2021, 2020 and 2019 was $1,759, $1,562 and $989, respectively.

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

Amortization expense for drydocking for the years ended December 31, 2021, 2020 and 2019 was $5,055, $5,598 and $5,484, respectively, and is included in Depreciation and amortization expense in the Consolidated

Statements of Operations. All other costs incurred during drydocking are expensed as incurred, with the exception of other capitalized costs incurred related to vessel assets and vessel equipment.

Impairment of long-lived assets

During the year ended December 31, 2021, the Company did not incur any impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”). During the years ended December 31, 2020 and 2019, the Company recorded $208,935 and $27,393, respectively, related to the impairment of vessel assets in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

When the Company performs its analysis of the anticipated undiscounted future net cash flows, the Company utilizes various assumptions based on historical trends. Specifically, the Company utilizes the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time during which the Company’s vessels are not fixed on time charters or spot market voyage charters, the Company utilizes an estimated daily time charter equivalent for the vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  In addition, the Company considers the current market rate environment and, if necessary, will adjust its estimates of future undiscounted cash flows to reflect the current rate environment. The projected undiscounted future net cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and required capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $310 per light weight ton, consistent with the Company’s depreciation policy during 2021.

On January 22, 2021, the Company entered into an agreement to sell the Genco Lorraine, a 2009-built Supramax vessel, to a third party for $7,950 less a 2.5% commission payable to a third party. Additionally, on January 25, 2021, the Company entered into an agreement to sell the Baltic Leopard, a 2009-built Supramax vessel, to a third party for $8,000 less a 2.0% commission payable to a third party. As the undiscounted cash flows, including the net sales price, did not exceed the net book value of the Genco Lorraine and the Baltic Leopard as of December 31, 2020, the vessels values for the Genco Lorraine and the Baltic Leopard were adjusted to their net sales prices of $7,751 and $7,840 as of December 31, 2020, respectively. This resulted in an impairment loss of $404 and $399 for the Genco Lorraine and the Baltic Leopard, respectively, during the year ended December 31, 2020.

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

(Gain) loss on sale of vessels

During the years ended December 31, 2021, 2020 and 2019, the Company recorded net (gains) losses of ($4,924), $1,855 and $168, respectively, related to the sale of vessels. The ($4,924) net gains recognized during the year ended December 31, 2021 related primarily to the sale of the Genco Provence, partially offset by losses related to the sale of the Baltic Panther, the Baltic Hare, the Baltic Cougar, the Baltic Leopard and the Genco Lorraine, as well as net losses associated with the exchange of the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. The $1,855 net losses recognized during the year ended December 31, 2020 related primarily to the sale of the Genco Charger, the Genco Thunder, the Baltic Wind, the Baltic Breeze, the Genco Bay, the Baltic Jaguar, the Genco Loire, the Genco Normandy and the Genco Ocean. The $168 net losses recognized during the year ended December 31, 2019 related primarily to the sale of the Genco Challenger, the Genco Champion and the Genco Raptor which was largely offset by a net gain related to the sale of the Genco Vigour. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

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

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$114,573	$143,872
Restricted cash - current	5,643	35,492
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$120,531	$179,679

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

The Company is incorporated in the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax. The Company is not taxable in any other jurisdiction, with the exception of Genco Management (USA) Limited, Genco Shipping Pte. Ltd., Genco Shipping A/S, as noted in the “Income taxes” section below.

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

Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the years ended December 31, 2021, 2020 and 2019. In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year. Management believes that during the years ended December 31, 2021, 2020 and 2019, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the years ended December 31, 2021, 2020 and 2019, the Company qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

Income taxes

To the extent the Company’s U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, as described below, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, imposed at a 21% rate. In addition, the Company may be subject to a 30% "branch profits" tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business. Shipping income is generally sourced 100% to the United States if attributable to transportation exclusively between United States ports (the Company is prohibited from conducting such voyages), 50% to the United States if attributable to transportation that begins or ends, but does not both begin and end, in the United States (as described in “United States Gross Transportation Tax” above) and otherwise 0% to the United States.

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

The Company established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017. GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore. The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA. Income from non-qualifying activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%). During the years ended December 31, 2021, 2020 and 2019, there was no income tax recorded by GSPL.

During 2018, the Company established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark. Genco Shipping A/S was subject to corporate taxes in Denmark a rate of 22% during 2021, 2020 and 2019. During the years ended December 31, 2021, 2020 and 2019, Genco Shipping A/S recorded $2, $407 and $241, respectively, of income tax in Other income (expense) in the Consolidated Statements of Operations.

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

Dividends declared

If the Company has an accumulated deficit, dividends declared will be recognized as a reduction of additional paid-in capital (“APIC”) in the Consolidated Statements of Equity until the APIC is reduced to zero. Once APIC is reduced to zero, dividends declared will be recognized as an increase in accumulated deficit.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. The Company earned all of its voyage revenues from 139, 166 and 170 customers during the years ended December 31, 2021, 2020 and 2019.

For the years ended December 31, 2021, 2020 and 2019, there were no customers that individually accounted for more than 10% of voyage revenues.

As of December 31, 2021 and 2020, the Company maintains all of its cash and cash equivalents with four and five financial institutions, respectively. None of the Company’s cash and cash equivalents balance is covered by insurance in the event of default by these financial institutions.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2021 and 2020 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities. See Note 9 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”)” which provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope (“ASU 2021-01”),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modification made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its Consolidated Financial Statements and related disclosures.

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

The new guidance provides a number of optional practical expedients in the transition. The Company had elected the package of practical expedients, which among other things, allows the carryforward of the historical lease classification. Further, upon implementation of the new guidance, the Company has elected the practical expedients to combine lease and non-lease components and to not recognize right-of-use assets and lease liabilities for short-term leases.  Upon adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset of $9,710 and an operating lease liability of $13,095 in the Consolidated Balance Sheets. Refer to Note 14 — Leases for further information regarding our operating lease agreement and the effect of the adoption of ASC 842 from a lessor perspective.

Pursuant to ASC 842, the Company has identified revenue from its time charter agreements as lease revenue.  Refer to Note 13 — Voyage revenues for additional information regarding the adoption of ASC 842 from a lessor perspective.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2021, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,643 for the Purchase of vessels and ballast water treatment systems, including deposits, $6 for the Purchase of scrubbers, $1,160 for the Purchase of other fixed assets. For the year ended December 31, 2021, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $157 for Cash dividends payable and $9 associated with the Payment of deferred financing costs.

For the year ended December 31, 2020, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $857 for the Purchase of vessels and ballast water treatment systems, including deposits, $5 for the Purchase of scrubbers, $142 for the Purchase of other fixed assets and $99 for the Net proceeds from sale of vessels. For the year ended December 31, 2020, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $114 for Cash dividends payable.

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

During the years ended December 31, 2021, 2020 and 2019, cash paid for interest, net of amounts capitalized, was $11,749, $18,420 and $28,376, respectively. Refer to Note 7 — Debt.

During the years ended December 31, 2021, 2020 and 2019, there was no cash paid for income taxes.

On May 13, 2021, the Company issued 33,525 restricted stock units to certain members of the Board of Directors. The aggregate fair value of these restricted stock units was $515.

On May 4, 2021, the Company issued 18,428 restricted stock units to a member of the Board of Directors. The aggregate fair value of these restricted stock units was $300.

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

Refer to Note 17 — Stock-Based Compensation for further information regarding the aforementioned grants.

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On July 2, 2021, the Company entered into an agreement to purchase two 2017-built, 63,000 dwt Ultramax vessels for a purchase price of $24,563 each, that were renamed the Genco Mayflower and Genco Constellation, and one 2014-built, 63,000 dwt Ultramax vessel for a purchase price of $21,875, that was renamed the Genco Madeleine. The Genco Mayflower, the Genco Constellation and the Genco Madeleine were delivered on August 24, 2021, September 3, 2021 and August 23, 2021, respectively. The Company used cash on hand to finance the purchase.

These three vessels had existing below market time charters at the time of the acquisition during the third quarter of 2021; therefore the Company recorded the fair market value of time charters acquired of $4,263 which was amortized as an increase to voyage revenues during the remaining term of each respective time charter. During the year ended December 31, 2021, $4,263 was amortized into voyage revenues. There is no remaining unamortized fair market value of time charters acquired as of December 31, 2021.

On May 18, 2021, the Company entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29,170 each, to be renamed the Genco Mary and the Genco Laddey. The vessels were delivered to the Company on January 6, 2022. The Company used cash on hand to finance the purchase. As of December 31, 2021, deposits on vessels were $18,543. The remaining purchase price of $40,838 was paid during the first quarter of 2022 upon delivery of the vessels.

Capitalized interest expense associated with these newbuilding contracts for the year ended December 31, 2021 was $292.

On April 20, 2021, the Company entered into an agreement to purchase a 2016-built, 64,000 dwt Ultramax vessel for a purchase price of $20,200, that was renamed the Genco Enterprise. The vessel was delivered to the Company on August 23, 2021, and the Company used cash on hand to finance the purchase.

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

During November 2020, the Company entered into agreements to sell the Baltic Cougar, the Baltic Hare and the Baltic Panther. These vessels have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2020. The sale of the Baltic Hare, the Baltic Panther and the Baltic Cougar were completed on January 15, 2021, January 4, 2021 and February 24, 2021, respectively.

During the fourth quarter of 2020, the Company completed the sale of the Genco Bay, the Baltic Jaguar, the Genco Loire and the Genco Normandy on October 1, 2020, October 16, 2020, November 18, 2020 and December 8, 2020, respectively. During the third quarter of 2020, the Company completed the sale of the Baltic Wind and the Baltic Breeze on July 7, 2020 and July 31, 2020, respectively. During the first quarter of 2020, the Company completed the sale of the Genco Charger and the Genco Thunder on February 24, 2020 and March 5, 2020, respectively.

As of December 31, 2021, the Company recorded $5,643 of current restricted cash in the Consolidated Balance Sheets which represents the net proceeds received from the sale of the Genco Provence which serves as collateral under the $450 Million Credit Facility. As of December 31, 2020, the Company recorded $35,492 of current restricted cash in the Consolidated Balance Sheets which represents the net proceeds received from the sale of eight vessels that served as collateral under the $495 Million Credit Facility. The $495 Million Credit Facility was refinanced with the $450 Million Credit Facility on August 31, 2021. Refer to Note 7 — Debt. Pursuant to both the $450 Million Credit Facility and the $495 Million Credit Facility, the net proceeds for each vessel remain classified as restricted cash for 360 days following the respective sale dates. These amounts can be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company is required to use the proceeds as a loan prepayment.

During the fourth quarter of 2019, the Company completed the sale of the Genco Challenger, the Genco Champion and the Genco Raptor on October 10, 2019, October 21, 2019 and December 10, 2019.

On November 23, 2018, the Company entered into an agreement to sell the Genco Vigour, a 1999-built Panamax vessel, to a third party for $6,550 less a 2.0% broker commission payable to a third party.  The sale was completed on January 28, 2019.

Refer to the “Impairment of vessel assets” and the “(Gain) loss on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the (gain) loss on sale of vessels recorded during the years ended December 31, 2021, 2020 and 2019.

5 – NET EARNINGS (LOSS) PER SHARE

The computation of basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings (loss) per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 17 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. There were 214,191 restricted stock units and 313,684 stock options that were dilutive during the year ended December 31, 2021. There were 298,834 and 162,096 shares of restricted stock units excluded from the computation of diluted net loss per share during the years ended December 31, 2020 and 2019, respectively, because they were anti-dilutive. There were 837,338 and 496,148 stock options excluded from the computation of diluted net loss per share during the years ended December 31, 2020 and 2019, respectively, because they were anti-dilutive. (refer to Note 17 — Stock-Based Compensation).

The Company’s diluted net earnings (loss) per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 17 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants had a seven-year term that commenced on the day following the Effective Date and were exercisable for one tenth of a share of the Company’s common stock. All MIP Warrants during the years ended December 31, 2020 and 2019 were excluded from the computation of diluted net loss per share because they were anti-dilutive. The MIP Warrants expired on August 7, 2020. There were 3,936,761 equity warrants excluded from the computation of diluted net earnings (loss) per share during the years ended December 31, 2021, 2020 and 2019 because they were anti-dilutive. These equity warrants expired at 5:00 p.m. on July 9, 2021 without exercise.

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Years Ended December 31,
	2021	2020	2019

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,060,996	41,907,597	41,762,893

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,060,996	41,907,597	41,762,893

Dilutive effect of warrants	—	—	—

Dilutive effect of stock options	313,684	—	—

Dilutive effect of restricted stock units	214,191	—	—

Weighted-average common shares outstanding, diluted	42,588,871	41,907,597	41,762,893

6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021, 2020 and 2019, the Company did not have any related party transactions.

7 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2021	2020
Principal amount	$246,000	$449,228
Less: Unamortized debt financing costs	(7,771)	(9,653)
Less: Current portion	—	(80,642)

Long-term debt, net	$238,229	$358,933

	December 31, 2021		December 31, 2020
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$450 Million Credit Facility	$246,000	$7,771	$—	$—
$495 Million Credit Facility	—	—	334,288	8,222
$133 Million Credit Facility	—	—	114,940	1,431

Total debt	$246,000	$7,771	$449,228	$9,653

As of December 31, 2021 and 2020, $7,771 and $9,653 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets. Amortization expense for deferred financing costs for the years ended December 31, 2021, 2020 and 2019 was $3,536, $3,903 and

$3,788, respectively. This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

Effective August 31, 2021, the portion of the unamortized deferred financing costs for the $495 Million Credit Facility and the $133 Million Credit Facility that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $450 Million Credit Facility in accordance with ASC 470-50.

On November 5, 2019, the Company entered into amendments with its lenders to the dividend covenants of the credit agreements for the $495 Million Credit Facility and the $133 Million Credit Facility.  Under the terms of these two facilities as so amended, dividends or repurchases of our stock were subject to customary conditions.  The Company could pay dividends or repurchase stock under these facilities to the extent its total cash and cash equivalents were greater than $100,000 and 18.75% of our total indebtedness, whichever is higher; if the Company could satisfy this condition, the Company was subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio is 200% or less for such quarter, for which purpose the full commitment of up to $35,000 of the scrubber tranche under the $495 Million Credit Facility is assumed to be drawn. On August 31, 2021, the $495 Million Credit Facility and the $133 Million Credit Facility were refinanced with the $450 Million Credit Facility as noted below.

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

The key terms associated with the $450 Million Credit Facility are as follows:

●	The final maturity date is August 3, 2026.

●	Borrowings are subject to a limit of the ratio of the principal amount of debt outstanding to the collateral (“LTV”) of 55%.

●	There is a non-committed accordion term loan facility whereby additional borrowings of up to $150,000 may be incurred if additional eligible collateral is provided; such additional borrowings are subject to a LTV ratio of 60% for collateral vessels less than five years old or 55% for collateral vessels at least five years old but not older than seven years.

●	Borrowings bear interest at LIBOR plus a margin of 2.15% to 2.75% based on the Company’s quarterly total net leverage ratio (the ratio of total indebtedness to consolidated EBITDA), which may be increased or decreased by a margin of up to 0.05% based on the Company’s performance regarding emissions targets. Upon cessation of the LIBOR rate, borrowings will bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York plus a spread adjustment, plus the applicable margin referred to above.

●	Scheduled quarterly commitment reductions are $11,720 per quarter followed by a balloon payment of $215,600.

●	Collateral includes thirty-nine of our current vessels, leaving five vessels, including the vessels delivered during January 2022, unencumbered.

●	Commitment fees are 40% of the applicable margin for unutilized commitments.

●	The Company can sell or dispose of collateral vessels without loan prepayment if a replacement vessel or vessels meeting certain requirements are included as collateral within 360 days.

●	The Company is subject to customary financial covenants, including a collateral maintenance covenant requiring the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of loans outstanding, a minimum liquidity covenant requiring our unrestricted cash and cash equivalents to be the greater of $500 per vessel or 5% of total indebtedness, a minimum working capital covenant requiring consolidated current assets (excluding restricted cash) minus current liabilities (excluding the current portion of debt) to be not less than zero, and a debt to capitalization covenant requiring the ratio of total net indebtedness to total capitalization to be not more than 70%.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend. Other restrictions in the dividend covenants of the Company’s prior credit facilities were eliminated.

As of December 31, 2021, there was $184,810 of availability under the $450 Million Credit Facility. Total debt repayments of $104,000 were made during the year ended December 31, 2021 under the $450 Million Credit Facility. As of December 31, 2021, the total outstanding net debt balance was $238,229.

As of December 31, 2021, the Company was in compliance with all of the financial covenants under the $450 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $246,000 as of December 31, 2021 under the $450 Million Credit Facility:

Year Ending December 31,	Total

2025	$2,710
2026	243,290

Total debt	$246,000

$133 Million Credit Facility

On August 14, 2018, the Company entered into a five-year senior secured credit facility (the “$108 Million Credit Facility”) with Crédit Agricole Corporate & Investment Bank (“CACIB”), as Structurer and Bookrunner, CACIB and Skandinaviska Enskilda Banken AB (Publ) as Mandate Lead Arrangers, CACIB as Administrative Agent and as Security Agent, and the other lenders party thereto from time to time. The Company used proceeds from the $108 Million Credit Facility to finance a portion of the purchase price for the six vessels, including four Capesize Vessels and two Ultramax vessels, which were delivered to the Company during the three months ended September 30, 2018. These six vessels also serve as collateral under the $108 Million Credit Facility. The Company drew down a total of $108,000 during the third quarter of 2018, which represented 45% of the appraised value of the six vessels.

On June 11, 2020, the Company entered into an amendment and restatement agreement to the $108 Million Credit Facility which provided for a revolving credit facility of up to $25,000 (the “Revolver”) for general corporate and working capital purposes (as so amended, the $133 Million Credit Facility”). On June 15, 2020, the Company drew down $24,000 under the Revolver.

The $133 Million Credit Facility provided for the following key terms in relation to the $108,000 tranche:

●	The final maturity date was August 14, 2023.

●	Borrowings bore interest at London Interbank Offered Rate (“LIBOR”) plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.

●	Scheduled amortization payments reflected a repayment profile whereby the facility shall have been repaid to nil when the average vessel aged of the collateral vessels reaches 20 years. Based on this, the required repayments were $1,580 per quarter commencing on December 31, 2018, with a final balloon payment on the maturity date.

●	Mandatory prepayments were to be applied to remaining amortization payments pro rata, while voluntary prepayments were to be applied to remaining amortization payments in order of maturity.

The $133 Million Credit Facility provided for the following key terms in relation to the $25,000 Revolver tranche:

●	The final maturity date of the Revolver was August 14, 2023.

●	Borrowings under the Revolver could be incurred pursuant to multiple drawings on or prior to July 1, 2023 in minimum amounts of $1,000.

●	Borrowings under the Revolver bore interest at LIBOR plus 3.00%.

●	The Revolver was subject to consecutive quarterly commitment reductions commencing on the last day of the fiscal quarter ending September 30, 2020 in an amount equal to approximately $1.9 million each quarter.

●	Borrowings under the Revolver were subject to a limit of 60% for the ratio of outstanding total term and revolver loans to the aggregate appraised value of collateral vessels under the $133 Million Credit Facility.

The $133 Million Credit Facility provided for the following key terms:

●	Pursuant to the November 5, 2019 amendment, the Company could pay dividends or repurchase stock to the extent the Company’s total cash and cash equivalents were greater than $100,000 and 18.75% of its total indebtedness, whichever was higher; if the Company could not satisfy this condition, the Company was subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment or stock repurchase if the collateral maintenance test ratio was 200% or less for such quarter.

●	Acquisitions and additional indebtedness were allowed subject to compliance with financial covenants (including a collateral maintenance test) and other customary conditions.

●	Key financial covenants were substantially similar to those under the Company’s $495 Million Credit Facility and include:

●	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30,000 and 7.5% of total indebtedness;

●	minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

●	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

●	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the $133 Million Credit Facility.

Total debt repayments of $114,940, $9,160 and $6,320 were made during the years ended December 31, 2021, 2020 and 2019, respectively, under the $133 Million Credit Facility.

On August 31, 2021, the $133 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above. As of December 31, 2021 and 2020, the total outstanding net debt balance was $0 and $113,509, respectively.

$495 Million Credit Facility

On May 31, 2018, the Company entered into a five-year senior secured credit facility for an aggregate amount of up to $460,000 with Nordea Bank AB (publ), New York Branch (“Nordea”), as Administrative Agent and Security Agency, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S as Bookrunners and Mandated Lead Arrangers. Deutsche Bank AG Filiale Deutschlandgeschäft, and CTBC Bank Co. Ltd. are Co-Arrangers under this facility. On June 5, 2018, proceeds of $460,000 under this facility were used, together with cash on hand, to refinance all of the Company’s prior credit facilities (the $400 Million Credit Facility, $98 Million Credit Facility and 2014 Term Loan Facilities) into one facility, and pay down the debt on seven of the Company’s oldest vessels, which were been identified for sale.

On February 28, 2019, the Company entered into an Amendment and Restatement Agreement (the “Amendment”) for this credit facility (the “$495 Million Credit Facility”) with Nordea Bank AB (publ), New York Branch  (“Nordea”), as Administrative Agent and Security Agent, the various lenders party thereto, and Nordea, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S  as Bookrunners and Mandated Lead Arrangers.  The Amendment provided for an additional tranche up to $35,000 to finance a portion of the acquisitions, installations, and related costs for scrubbers for 17 of the Company’s Capesize vessels.  On August 28, 2019, September 23, 2019 and March 12, 2020, the Company made total drawdowns of $9,300, $12,200 and $11,250, respectively, under the $35 Million tranche of the $495 Million Credit Facility.

During the year ended December 31, 2021, the Company utilized $18,182 of the proceeds from the sale of the Genco Charger, the Genco Thunder, the Baltic Wind and the Baltic Breeze which was classified as restricted cash as of December 31, 2020 as a loan prepayment under the $495 Million Credit Facility. During the year ended December 31, 2020, the Company utilized $6,045 of the proceeds from the sale of the Genco Raptor which was classified as restricted cash as of December 31, 2019 as a loan prepayment under the $495 Million Credit Facility. During the year ended December 31, 2019, the Company utilized $6,880 of the proceeds from the sale of the Genco Challenger and the Genco Champion which were sold during the fourth quarter of 2019 as a loan prepayment under the $495 Million Credit Facility. Additionally, during the year ended December 31, 2019, the Company utilized $4,947 of the proceeds from the sale of the Genco Cavalier that was classified as restricted cash as of December 31, 2018 as a loan prepayment under the $495 Million Credit Facility.  Under the terms of the $495 Million Credit Facility, the amount received from the proceeds of the sale of a collateralized vessel could be used towards the financing of a replacement vessel or vessels meeting certain requirements and added as collateral under the facility.  However, since a replacement vessel was not added as collateral within the period stipulated in the $495 Million Credit Facility which was revised as noted below, the Company was required to utilize the proceeds as a loan prepayment.

On December 17, 2020, the Company entered into an amendment to the $495 Million Credit Facility that allowed the Company to enter into a vessel transaction in which the Company agreed to acquire three Ultramax vessels in exchange for six of the Company’s Handysize vessels. Refer to Note 4 — Vessel Acquisitions and Dispositions.

The $495 Million Credit Facility provided for the following key terms in relation to the $460,000 tranche:

●	The final maturity date was May 31, 2023.

●	Borrowings bore interest at LIBOR plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA. Original scheduled amortization payments were $15,000 per quarter commencing on December 31, 2018, with a final payment of $190,000 due on the maturity date. As a result of the loan prepayments for the vessel sales as noted above, scheduled amortization payments were recalculated in accordance with the terms of the facility. Scheduled amortization payments were revised to $12,400 which commenced on June 30, 2021, with a final payment of $189,605 due on the maturity date.

●	Scheduled amortization payments could be recalculated upon the Company’s request based on changes in collateral vessels, prepayments of the loan made as a result of a collateral vessel disposition as part of the Company’s fleet renewal program, or voluntary prepayments, subject in each case to a minimum repayment profile under which the loan would be repaid to nil when the average age of the vessels serving as collateral from time to time reaches 17 years. Mandatory prepayments were applied to remaining amortization payments pro rata, while voluntary prepayments were applied to remaining amortization payments in order of maturity.

●	Acquisitions and additional indebtedness were allowed subject to compliance with financial covenants, a collateral maintenance test, and other customary conditions.

The $495 Million Credit Facility provided for the following key terms in relation to the $35,000 tranche:

●	The final maturity date was May 31, 2023.

●	Borrowings under the tranche could be incurred pursuant to multiple drawings on or prior to March 30, 2020 in minimum amounts of $5,000 and could be used to finance up to 90% of the scrubber costs noted above.

●	Borrowings under the tranche bore interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months’ EBITDA.

●	The tranche was subject to equal consecutive quarterly repayments commencing on the last day of the fiscal quarter ending March 31, 2020 in an amount reflecting a repayment profile whereby the loans shall have been repaid after four years calculated from March 31, 2020. Assuming that the full $35,000 is borrowed, each quarterly repayment amount was originally scheduled to be equal to $2,500. However, as a result of the loan prepayments for the vessel sales as noted above, the availability under the $35,000 tranche was reduced to $34,025. The Company drew down $32,750 and, as a result of the loan prepayments for the vessel sales as noted above, scheduled quarterly amortization repayments were revised to $2,339 which commenced on March 31, 2020, with a final payment of $1,904 due on the maturity date. On June 7, 2021, the Company repaid the remaining outstanding balance under the $35,000 tranche of $20,013.

The $495 Million Credit Facility provided for the following key terms:

●	Pursuant to the November 5, 2019 amendment, the Company could pay dividends or repurchase stock to the extent the Company’s total cash and cash equivalents were greater than $100,000 and 18.75% of the Company’s total indebtedness, whichever was higher; if the Company could not satisfy this condition, the Company was subject to a limitation of 50% of consolidated net income for the quarter preceding such dividend payment if the collateral maintenance test ratio was 200% or less for such quarter, with the full commitment of up to $35,000 of the scrubber tranche assumed to be drawn.

●	Collateral vessels could be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements were included as collateral within 120 days of such sale or disposition. On February 13, 2019 and June 5, 2020, the Company entered into amendments with its lenders to extend this period to 180 days and 360 days, respectively. In addition:

●	the Company had to be in compliance with the collateral maintenance test;

●	the replacement vessels had to become collateral for the loan; and either

●	the replacement vessels had to have an equal or greater appraised value than the collateral vessels for which they were substituted, or

●	the ratio of the aggregate appraised value of the collateral vessels (including replacement vessels) to the outstanding loan amount after the collateral disposition (accounting for any prepayments of the loan by the time the replacement vessels become collateral vessels) had to be equal or exceed the aggregate appraised value of the collateral vessels to the outstanding loan before the collateral disposition.

●	Key financial covenants included:

●	minimum liquidity, with unrestricted cash and cash equivalents to equal or exceed the greater of $30,000 and 7.5% of total indebtedness (no restricted cash is required);

●	minimum working capital, with consolidated current assets (excluding restricted cash) minus consolidated current liabilities (excluding the current portion of long-term indebtedness) to be not less than zero;

●	debt to capitalization, with the ratio of total indebtedness to total capitalization to be not more than 70%; and

●	collateral maintenance, with the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under the $495 Million Credit Facility.

●	Collateral included the current vessels in the Company’s fleet other than the seven oldest vessels in the fleet which that had been identified for sale, collateral vessel earnings and insurance, and time charters in excess of 24 months in respect of the collateral vessels.

Total debt repayments of $334,288, $72,686 and $70,776 were made during the years ended December 31, 2021, 2020 and 2019, respectively, under the $495 Million Credit Facility.

On August 31, 2021, the $495 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above. As of December 31, 2021 and 2020, the total outstanding net debt balance was $0 and $326,066, respectively.

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the costs associated with unused commitment fees, if applicable. The following tables also include the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Years Ended December 31,
	2021	2020	2019
Effective Interest Rate	3.22%	3.71%	5.31%
Range of Interest Rates (excluding unused commitment fees)	2.24 % to 3.48%	2.65 % to 3.50%	4.05 % to 5.76%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 14 — Leases), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum. During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum. The letter of credit outstanding was $300 as of December 31, 2021 and 2020 at a fee of 1.375% per annum. The letter of credit is cancelable on each renewal date provided the landlord is given 30 days' minimum notice. As of December 31, 2021 and 2020, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015. These amounts have been recorded as restricted cash included in total noncurrent assets in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

-

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of December 31, 2021, the Company had three interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The three interest rate cap agreements have been designated and qualify as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

The following table summarizes the interest rate cap agreements in place as of December 31, 2021.

Interest Rate Cap Detail				Notional Amount Outstanding
				December 31,
Trade date	Cap Rate	Start Date	End Date	2021

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
July 29, 2020	0.75%	July 31, 2020	December 29, 2023	100,000
March 6, 2020	1.50%	March 10, 2020	March 10, 2023	50,000
				$200,000

The Company records the fair value of the interest rate caps as Fair value of derivatives in the non-current asset section on its Consolidated Balance Sheets. The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements.

The Company recorded a $825 gain for the year ended December 31, 2021 in AOCI. The estimated income that is currently recorded in AOCI as of December 31, 2021 that is expected to be reclassified into earnings within the next twelve months is $32.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statement of Operations

	For the Year Ended December 31,
	2021	2020	2019
	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statement of operations in which the effects of fair value or cash flow hedges are recorded	$15,357	$22,413	$31,955

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$—	$—	$—
Premium excluded and recognized on an amortized basis	197	—	—
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—

The following table shows the interest rate cap assets as of December 31, 2021:

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2021

Interest rate caps	Fair value of derivative instruments - noncurrent	$1,166

The components of AOCI included in the accompanying Consolidated Balance Sheet consists of net unrealized gains on cash flow hedges as of December 31, 2021.

AOCI — January 1, 2021	$—

Amount recognized in OCI on derivative, intrinsic	745
Amount recognized in OCI on derivative, excluded	80
Amount reclassified from OCI into income	—

AOCI — December 31, 2021	$825

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of December 31, 2021 and 2020 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2021		December 31, 2020
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$114,573	$114,573	$143,872	$143,872
Restricted cash	5,958	5,958	35,807	35,807
Principal amount of floating rate debt	246,000	246,000	449,228	449,228

The carrying value of the borrowings under the $450 Million Credit Facility as of December 31, 2021 and the $495 Million Credit Facility and the $133 Million Credit Facility as of December 31, 2020, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans. Refer to Note 7 — Debt for further information regarding the Company’s credit facilities. The carrying amounts of the Company’s other financial instruments as of December 31, 2021 and 2020 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements are considered to be a Level 2 item. Refer to Note 8 — Derivative Instruments for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third party quotes, which are based off of various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the vessels assets for 30 and five of the Company’s vessels, respectively, were written down as part of the impairment recorded during those periods. The vessels held for sale and vessels held for exchange as of December 31, 2020 were written down as part of the impairment recorded during the year ended December 31, 2020. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use asset was based on third party quotes, which is considered a Level 2 input.  Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of use asset if there are indicators of impairment.  During the years ended December 31, 2021 and 2020, there were no indicators of impairment of the operating lease right-of-use assets. During the year ended December 31, 2019, the operating lease right-of-use asset was written down as part of the impairment of right-of-use asset recorded during the year ended December 31, 2019.  Refer to Note 14 — Leases.

The Company did not have any Level 3 financial assets or liabilities as of December 31, 2021 and 2020.

10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2021	2020
Vessel stores	$297	$501
Capitalized contract costs	1,983	1,669
Prepaid items	3,109	2,998
Insurance receivable	2,349	1,917
Advance to agents	827	1,466
Other	1,370	2,305
Total prepaid expenses and other current assets	$9,935	$10,856

11 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2021	2020
Fixed assets, at cost:
Vessel equipment	$8,353	$6,188
Furniture and fixtures	810	443
Leasehold improvements	1,386	1,369
Computer equipment	672	659
Total costs	11,221	8,659
Less: accumulated depreciation and amortization	(3,984)	(2,266)
Total fixed assets, net	$7,237	$6,393

12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Accounts payable	$9,399	$11,864
Accrued general and administrative expenses	4,719	3,258
Accrued vessel operating expenses	15,838	7,671
Total accounts payable and accrued expenses	$29,956	$22,793

13 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2021, 2020 and 2019, the Company earned $547,129, $355,560 and $389,496 of voyage revenue, respectively.

Revenue for spot market voyage charters is recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606.  Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port, in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period is capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses. Similarly, for any third party vessels that are chartered in, the charter hire expenses during this period are capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses. Refer also to Note 10 — Prepaid Expenses and Other Current Assets.

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

Total voyage revenue recognized in the Consolidated Statements of Operations includes the following:

	For the Years Ended
	December 31,
	2021	2020	2019
Lease revenue	$160,242	$78,402	$108,096
Spot market voyage revenue	386,887	277,158	281,400
Total voyage revenues	$547,129	$355,560	$389,496

14 – LEASES

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

In addition, during October 2017, the Company entered into a lease for office space in Singapore that expired in January 2019. A lease was signed for a new office space in Singapore effective January 17, 2019 for a three-year term, which has been extended effective January 17, 2022 for a two-year term.

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was a free base rental period for the first four and a half months commencing on July 26, 2019. Following the expiration of the free base rental period, the monthly base sublease income will be $102 per month until September 29, 2025. The sublease income for the portion of the leased space is less than the lease payments due for the space, which has been identified as an indicator of impairment under ASC 360. As such, the right-of-use asset for the subleased portion of the space was written down to its fair value during the second quarter of 2019 which resulted in $223 of impairment charges which has been recorded in Impairment of right-of-asset in the Consolidated Statement of Operations during the year ended December 31, 2019. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Consolidated Statements of Operations. There was $1,223, $1,223 and $72 of sublease income recorded during the years ended December 31, 2021, 2020 and 2019, respectively.

There was $1,852, $1,912 and $1,884 of operating lease costs recorded during the years ended December 31, 2021, 2020 and 2019, respectively, which was recorded in General and administrative expenses in the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of December 31, 2021 is as follows:

December 31,
2021
Operating Lease:
Operating lease right-of-use asset	$5,495

Current operating lease liabilities	$1,858
Long-term operating lease liabilities	6,203
Total operating lease liabilities	$8,061

Weighted average remaining lease term (years)	3.75
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

December 31,
2021
2022	$2,230
2023	2,378
2024	2,453
2025	1,839
Total lease payments	8,900
Less imputed interest	(839)
Present value of lease liabilities	$8,061

Consolidated Cash Flow information related to leases are as follows:

	For the Year Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,230	$2,230

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842.  The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the years ended December 31, 2021, 2020 and 2019, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the years ended December 31, 2021, 2020 and 2019 for these charter-in agreements.

15 - COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 36 of its vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $0.9 million for Capesize vessels and $0.6 million for Supramax vessels. These costs are capitalized and depreciated over the remainder of the life of the vessel.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $18,992 and $17,009 in Vessel assets in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively, related to BWTS additions.  Excluding any installation fees, the Company expects to pay $3,787 during the year ending December 31, 2022 for BWTS.

On December 21, 2018, the Company entered into agreements to install scrubbers on its 17 Capesize vessels. The Company completed scrubber installation on 16 of its Capesize vessels during the year ended December 31, 2019 and the remaining Capesize vessel on January 17, 2020. The cost of each scrubber varied according to the specifications of the Company’s vessels and technical aspects of the installation, among other variables. These costs are being capitalized and depreciated over the remainder of the life of the vessel. The Company recorded cumulatively $42,927 and $42,728 in Vessel assets in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively, related to scrubber additions.

16 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to U.S. based full-time employees who meet the plan’s eligibility requirements. This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415 with the Company matching $1.33 for each dollar contributed up to the first six percent of each employee’s salary. The matching contribution vests immediately. For the years ended December 31, 2021, 2020 and 2019, the Company’s matching contributions to this plan were $440, $473 and $399, respectively.

17 - STOCK-BASED COMPENSATION

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

All warrants were fully vested and the related expense was fully amortized as of January 1, 2018. The warrants expired on August 7, 2020.

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

As of December 31, 2021, the Company has awarded restricted stock units, restricted stock and stock options under the Amended 2015 Plan.

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

For the years ended December 31, 2021, 2020 and 2019, the Company recognized amortization expense of the fair value of these options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2021	2020	2019
General and administrative expenses	$635	$787	$850

Amortization of the unamortized stock-based compensation balance of $367 as of December 31, 2021 is expected to be $278, $81 and $8 during the years ended December 31, 2022, 2023 and 2024, respectively.  The following table summarizes the stock option activity for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021			2020			2019
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average	Number	Average	Average
	of	Exercise	Fair	of	Exercise	Fair	of	Exercise	Fair
	Options	Price	Value	Options	Price	Value	Options	Price	Value
Outstanding as of January 1	837,338	$8.86	$4.02	496,148	$10.11	$5.41	255,608	$12.36	6.96
Granted	118,552	9.91	4.33	344,568	7.06	2.01	240,540	8.33	3.76
Exercised	(39,603)	8.37	3.46	—	—	—	—	—	—
Forfeited	—	—	—	(3,378)	8.07	3.76	—	—	—

Outstanding as of December 31	916,287	$9.02	$4.08	837,338	$8.86	$4.02	496,148	$10.11	$5.41

Exercisable as of December 31	488,969	$9.88	$5.04	293,792	$10.78	$6.01	173,869	11.41	$6.68

The following table summarizes certain information about the options outstanding as of December 31, 2021:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2021			December 31, 2021
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.02	427,318	$8.04	4.25	488,969	$9.88	2.59

As of December 31, 2021 and 2020, a total of 916,287 and 837,338 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of December 31, 2021 and 2020, 478,848 and 373,588 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the Amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding as of January 1	298,834	$7.49	162,096	$9.26	149,170	$12.42
Granted	159,492	11.93	221,903	6.80	140,914	8.50
Vested	(151,439)	7.79	(83,675)	9.07	(127,988)	12.10
Forfeited	—	—	(1,490)	8.39	—	—

Outstanding as of December 31	306,887	$9.65	298,834	$7.49	162,096	$9.26

The total fair value of the RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $1,838, $550 and $1,235, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2021:

Unvested RSUs			Vested RSUs
December 31, 2021			December 31, 2021
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
306,887	$9.65	1.36	657,337	$10.32

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of December 31, 2021, unrecognized compensation cost of $1,059 related to RSUs will be recognized over a weighted-average period of 1.36 years.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2021	2020	2019
General and administrative expenses	$1,632	$1,239	$1,207

18 - LEGAL PROCEEDINGS

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

19 - SUBSEQUENT EVENTS

On February 23, 2022, the Company announced a regular quarterly dividend of $0.67 per share to be paid on or about March 17, 2022, to shareholders of record as of March 10, 2022.  The aggregate amount of the dividend is expected to be approximately $28.4 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On February 23, 2022, the Company’s Board of Directors awarded grants of 201,934 RSUs to certain individuals under the 2015 Plan.  The awards generally vest ratably in one-third increments on the first three anniversaries of February 23, 2022.

On January 26, 2022, the Company made a debt prepayment of $8,750 on the $450 Million Credit Facility.

On January 6, 2022 the Company took delivery of the Genco Mary and the Genco Laddey, both 2022-built newbuilding Ultramax vessels. Refer also to Note 4 — Vessel Acquisitions and Dispositions.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2021.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on pages 69 – 70 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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
February 24, 2022

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021 (the “2021 Proxy Statement”) Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference to the text set forth in the 2022 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2022 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2022 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2022 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2022 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(6)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(7)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(8)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(9)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated May 13, 2021.(10)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(11)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(12)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020(13)

3.12	Third Amendment to Amended and Restated By-Laws, dated January 11, 2021(14)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

4.3	Description of Genco Shipping & Trading Limited’s Common Stock.(15)

10.1	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.2	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.3	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

Exhibit	Document
10.4	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.5	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(10)

10.6	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(17)

10.7	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(17)

10.8	Restricted Stock Grant Agreement dated as of February 17, 2016 between Genco Shipping & Trading Limited and John C. Wobensmith.(18)

10.9	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Centerbridge Partners, L.P. or its affiliates.(19)

10.10	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds or related entities managed by Strategic Value Partners, LLC or its affiliates.(19)

10.11	Purchase Agreement, dated as of October 4, 2016, by and among Genco Shipping & Trading Limited and funds managed by affiliates of Apollo Global Management, LLC.(19)

10.12	Purchase Agreement, dated as of October 27, 2016, by and between Genco Shipping & Trading Limited and the parties listed as Investors therein.(19)

10.13

Senior Secured Term Loan Facility, dated November 10, 2016, by and among Genco Shipping & Trading Limited, Nordea Bank Finland plc, New York Branch, as administrative agent, Skandinaviska Enskilda Banken AB (publ), DVB Bank SE, ABN AMRO Capital USA LLC, Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG Filiale Deutschlandgeschäft, Crédit Industriel et Commercial, BNP Paribas, and Nordea Bank Finland plc, New York Branch, as bookrunners and lead arrangers, in an aggregate principal amount of up to $400,000,000 (the “New $400 Million Facility”)(20)

10.14

Amending and Restating Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited, the borrowers and financial institutions listed therein, Genco Holdings Limited, and Hayfin Services LLP, as agent and security agent.(20)

10.15	Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(20)

10.16	Amended and Restated Registration Rights Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited and the parties identified as holders therein.(20)

10.17	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.18	Letter Agreement dated August 7, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.19	Restricted Stock Unit Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.20	Option Grant to John C. Wobensmith dated March 23, 2017.(20)

Exhibit	Document
10.21	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(22)

10.22	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(22)

10.23	Restricted Stock Unit Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(22

10.24	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Arthur L. Regan.(22)

10.25	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and John C. Wobensmith.(22)

10.26	Option Agreement dated February 27, 2018 between Genco Shipping & Trading Limited and Apostolos Zafolias.(22)

10.27	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Arthur L. Regan.(23)

10.28	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(23)

10.29	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Apostolos Zafolias.(23)

10.30	Restricted Stock Unit Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Joseph Adamo.(23)

10.31	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Arthur L. Regan.(23)

10.34	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(23)

10.35	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Apostolos Zafolias.(23)

10.36	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and Joseph Adamo.(23)

10.37

Up to US$460,000,000 Senior Secured Credit Agreement dated May 31, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Nordea Bank AB (publ), New York Branch, Skandinaviska Enskilda Banken AB (publ), ABN AMRO Capital USA LLC, DVB Bank SE, Crédit Agricole Corporate & Investment Bank, and Danish Ship Finance A/S, as Bookrunners and as Mandated Lead Arrangers, and Nordea Bank AB (publ), New York Branch as Administrative Agent (the “$460 Million Credit Agreement”).(12)

10.38	Form of Director Restricted Stock Unit Agreement dated as of May 15, 2019.(15)

10.39	Amendment to Restricted Stock Unit Agreements Pursuant to the Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(15)

Exhibit	Document

10.40

Up to US$108,000,000 Senior Secured Credit Agreement dated August 14, 2018, by and among Genco Shipping & Trading Limited as Borrower, the lenders party thereto from time to time, Crédit Agricole Corporate & Investment Bank, as Structurer and Bookrunner, Crédit Agricole Corporate & Investment Bank and Skandinaviska Enskilda Banken AB (Publ) as Mandated Lead Arrangers and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent. (24)

10.41

Amendment and Restatement Agreement dated as of February 28, 2019 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Delayed Draw Term Loan Lenders party thereto, the other Lenders party thereto, and Nordea Bank ABP, New York Branch, as Mandated Lead Arranger, Bookrunner, Administrative Agent, and Security Agent, pertaining to the $460 Million Credit Agreement.(25)

10.42

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent.(26)

10.43

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Crédit Agricole Corporate And Investment Bank, as Administrative Agent and Security Agent.(26)

10.44	Genco Annual Incentive Plan adopted March 4, 2019.(25)

10.45	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Arthur L. Regan.(27)

10.46	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(27)

10.47	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Apostolos Zafolias.(27)

10.48	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(27)

10.49	Restricted Stock Unit Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Robert Hughes.(27)

10.50	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Arthur L. Regan.(27)

10.51	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(27)

10.52	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Apostolos Zafolias.(27)

10.53	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(27)

10.54	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Robert Hughes.(27)

Exhibit	Document

10.55

Letter Amendment dated as of April 29, 2020 by and among Genco Shipping & Trading Limited as Borrower, Nordea Bank ABP, New York Branch, as Administrative Agent, and Security Agent, and the Lenders party thereto, pertaining to the $495 Million Credit Facility.(28)

10.56

Letter Amendment dated as of April 29, 2020 by and among Genco Shipping & Trading Limited as Borrower, Credit Agricole Corporate and Investment Bank, as Administrative Agent and Security Agent, and the Lenders party thereto, pertaining to the $133 Million Credit Facility.(28)

10.57

Fourth Amendment to Amended and Restated Credit Agreement dated as of June 5, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(28)

10.58

Amendment and Restatement Agreement dated as of June 11, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Revolving Lenders and other lenders party thereto, and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent, pertaining to the $133 Million Credit Facility.(29)

10.59

Fifth Amendment to Amended and Restated Credit Agreement dated as of December 17, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(30)

10.60

Letter Amendment to Amended and Restated Credit Agreement dated as of January 18, 2021 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(30)

10.61	Form of Director Restricted Stock Unit Agreement dated as of July 15, 2020 (28)

10.62	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.63	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.64	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.65	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Robert Hughes.(*)

10.66	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.67	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.68	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

Exhibit	Document
10.69	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Robert Hughes.(*)

10.70	Letter Agreement by and among Genco Shipping & Trading Limited, Centerbridge Partners L.P., and the Investors named therein, dated March 22, 2021.(31)

10.71	Amendment to Award Agreements dated June 14, 2021.(32)

10.72	Restricted Stock Unit Agreement dated May 4, 2021 between Genco Shipping & Trading Limited and Arthur L. Regan.(32)

10.73	Restricted Stock Unit Agreement dated May 13, 2021 between Genco Shipping & Trading Limited and James G. Dolphin.(32)

10.74	Form of Director Restricted Stock Unit Agreement dated May 13, 2021.(32)

10.75

US$450 Million Credit Agreement dated as of August 3, 2021, by and among Genco Shipping & Trading Limited as Borrower, the other Guarantors party thereto, the Lenders party thereto, Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, Security Trustee and Sustainability Coordinator, Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ), and DNB Markets, Inc., as Mandated Lead Arrangers and Bookrunners, and ING Bank N.V., London Branch and CIT Bank, N.A., as Co-Arrangers.(32)

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

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020 (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)   Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2020.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 10, 2016.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2016.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2018.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2018.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2019.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2020.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2020.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2020.

(30)	Incorporated by refrence to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2021.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2021.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 24, 2022.

SIGNATURE	TITLE

/s/ John C. Wobensmith	CHIEF EXECUTIVE OFFICER AND PRESIDENT
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Apostolos Zafolias	CHIEF FINANCIAL OFFICER
Apostolos Zafolias	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ James G. Dolphin	CHAIRMAN OF THE BOARD AND DIRECTOR
James G. Dolphin

/s/ Kathleen C. Haines	DIRECTOR
Kathleen C. Haines

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Karin Y. Orsel	DIRECTOR
Karin Y. Orsel

/s/ Arthur L. Regan	DIRECTOR
Arthur L. Regan

/s/ Bao D. Truong	DIRECTOR
Bao D. Truong