Form 10-Q
period 2022-03-31
GENCO SHIPPING & TRADING LTD
filed 2022-05-04
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2022: Common stock, par value $0.01 per share — 42,102,336 shares.

Genco Shipping & Trading Limited

Website Information

We intend to use our website, www.GencoShipping.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in our website’s Investor section. Accordingly, investors should monitor the Investor portion of our website, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission (the “SEC”), public conference calls, and webcasts. To subscribe to our e-mail alert service, please submit your e-mail address at the Investor Relations Home page of the Investor section of our website. The information contained in, or that may be accessed through, our website is not incorporated by reference into or a part of this document or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$43,113	$114,573
Restricted cash	5,643	5,643
Due from charterers, net of a reserve of $1,556 and $1,403, respectively	20,039	20,116
Prepaid expenses and other current assets	11,186	9,935
Inventories	23,337	24,563
Fair value of derivative instruments	1,822	—
Total current assets	105,140	174,830

Noncurrent assets:
Vessels, net of accumulated depreciation of $265,189 and $253,005, respectively	1,031,948	981,141
Deposits on vessels	—	18,543
Deferred drydock, net of accumulated amortization of $13,660 and $12,879 respectively	14,577	14,275
Fixed assets, net of accumulated depreciation and amortization of $4,593 and $3,984, respectively	7,784	7,237
Operating lease right-of-use assets	5,144	5,495
Restricted cash	315	315
Fair value of derivative instruments	2,594	1,166
Total noncurrent assets	1,062,362	1,028,172

Total assets	$1,167,502	$1,203,002

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$25,800	$29,956
Deferred revenue	10,133	10,081
Current operating lease liabilities	1,882	1,858
Total current liabilities:	37,815	41,895

Noncurrent liabilities:
Long-term operating lease liabilities	5,723	6,203
Long-term debt, net of deferred financing costs of $7,355 and $7,771, respectively	189,895	238,229
Total noncurrent liabilities	195,618	244,432

Total liabilities	233,433	286,327

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,102,336 and 41,924,597 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	421	419
Additional paid-in capital	1,674,400	1,702,166
Accumulated other comprehensive income	4,118	825
Accumulated deficit	(745,134)	(786,823)
Total Genco Shipping & Trading Limited shareholders’ equity	933,805	916,587
Noncontrolling interest	264	88
Total equity	934,069	916,675
Total liabilities and equity	$1,167,502	$1,203,002

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Voyage revenues	$136,227	$87,591

Total revenues	136,227	87,591

Operating expenses:
Voyage expenses	38,464	35,074
Vessel operating expenses	27,013	19,046
Charter hire expenses	7,638	5,435
General and administrative expenses (inclusive of nonvested stock amortization expense of $690 and $522, respectively)	6,043	6,102
Technical management fees	917	1,464
Depreciation and amortization	14,059	13,441
Loss on sale of vessels	—	720

Total operating expenses	94,134	81,282

Operating income	42,093	6,309

Other income (expense):
Other income	1,997	146
Interest income	17	71
Interest expense	(2,242)	(4,541)

Other expense, net	(228)	(4,324)

Net income	41,865	1,985
Less: Net income attributable to noncontrolling interest	176	—
Net income attributable to Genco Shipping & Trading Limited	$41,689	$1,985

Net earnings per share-basic	$0.99	$0.05
Net earnings per share-diluted	$0.97	$0.05
Weighted average common shares outstanding-basic	42,166,106	41,973,782
Weighted average common shares outstanding-diluted	42,867,349	42,276,380

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2022 and 2021

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Net income	$41,865	$1,985

Other comprehensive income	3,293	161

Comprehensive income	$45,158	$2,146
Less: Comprehensive income attributable to noncontrolling interest	176	—
Comprehensive income attributable to Genco Shipping & Trading Limited	$44,982	$2,146

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2022 and 2021

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2022	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

Net income				41,689	41,689	176	41,865

Other comprehensive income			3,293		3,293		3,293

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.67 per share)		(28,454)			(28,454)		(28,454)

Nonvested stock amortization		690			690		690

Balance — March 31, 2022	$421	$1,674,400	$4,118	$(745,134)	$933,805	$264	$934,069

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2021	$418	$1,713,406	$—	$(968,830)	$744,994	$—	$744,994

Net income				1,985	1,985		1,985

Other comprehensive income			161		161		161

Issuance of shares due to vesting of RSUs and exercise of options	1	(1)			—		—

Cash dividends declared ($0.02 per share)		(845)			(845)		(845)

Nonvested stock amortization		522			522		522

Balance — March 31, 2021	$419	$1,713,082	$161	$(966,845)	$746,817	$—	$746,817

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$41,865	$1,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,059	13,441
Amortization of deferred financing costs	418	976
Right-of-use asset amortization	351	344
Amortization of nonvested stock compensation expense	690	522
Loss on sale of vessels	—	720
Amortization of premium on derivative	43	69
Interest rate cap premium payment	—	(240)
Insurance proceeds for protection and indemnity claims	99	41
Change in assets and liabilities:
Decrease in due from charterers	77	1,748
Increase in prepaid expenses and other current assets	(1,350)	(2,692)
Decrease (increase) in inventories	1,226	(2,565)
(Decrease) increase in accounts payable and accrued expenses	(2,834)	1,548
Increase (decrease) in deferred revenue	52	(1,032)
Decrease in operating lease liabilities	(456)	(432)
Deferred drydock costs incurred	(1,685)	(939)
Net cash provided by operating activities	52,555	13,494

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(45,482)	(1,190)
Purchase of scrubbers (capitalized in Vessels)	—	(41)
Purchase of other fixed assets	(1,483)	(152)
Net proceeds from sale of vessels	—	21,272
Insurance proceeds for hull and machinery claims	—	61
Net cash (used in) provided by investing activities	(46,965)	19,950

Cash flows from financing activities:
Repayments on the $450 Million Credit Facility	(48,750)	—
Repayments on the $133 Million Credit Facility	—	(22,740)
Repayments on the $495 Million Credit Facility	—	(25,470)
Cash dividends paid	(28,289)	(888)
Payment of deferred financing costs	(11)	—
Net cash used in financing activities	(77,050)	(49,098)

Net decrease in cash, cash equivalents and restricted cash	(71,460)	(15,654)

Cash, cash equivalents and restricted cash at beginning of period	120,531	179,679
Cash, cash equivalents and restricted cash at end of period	$49,071	$164,025

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

At March 31, 2022, the Company’s fleet consisted of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,636,000 dwt and an average age of approximately 10.1 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of March 31, 2022 and December 31, 2021, and was formed to provide ship management services to the Company’s vessels. As of March 31, 2022 and December 31, 2021, the investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

At present, it is not possible to ascertain any future impact of COVID-19 on the Company’s operational and financial performance, which may take some time to materialize and may not be fully reflected in the results for 2022.  However, an increase in the severity or duration or a resurgence of the COVID-19 pandemic, any potential variants and the timing of wide-scale vaccine distribution could have a material adverse effect on the Company’s business, results of operations, cash flows, financial condition, the carrying value of the Company’s assets, the fair values of the Company’s vessels, and the Company’s ability to pay dividends.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements, including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the disclosures and footnotes normally included in complete consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on February 24, 2022. The accompanying Condensed Consolidated Financial Statements include the accounts of GS&T and its direct and indirect wholly-owned subsidiaries and GSSM. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2022.

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

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$43,113	$114,573
Restricted cash - current	5,643	5,643
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$49,071	$120,531

Bunker swap and forward fuel purchase agreements

From time to time, the Company may enter into fuel hedge agreements with the objective of reducing the risk of the effect of changing fuel prices. The Company has entered into bunker swap agreements and forward fuel purchase agreements. The Company’s bunker swap agreements and forward fuel purchase agreements do not qualify for hedge accounting treatment; therefore any unrealized or realized gains and losses are recorded in the Condensed Consolidated Statements of Operations. Derivatives are Level 2 instruments in the fair value hierarchy.

During the three months ended March 31, 2022 and 2021, the Company recorded $629 and $155 of realized gains in other income, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded $1,439 and ($116) of unrealized gains (losses) in other income, respectively. The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of March 31, 2022 and December 31, 2021 is $1,602 and $82 and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of March 31, 2022 and December 31, 2021 is $70 and $139 and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation for vessels during the three months ended March 31, 2022 and 2021 was $12,184 and $11,769, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt). Effective January 1, 2022, the Company increased the estimated scrap value of the vessels from $310 per lwt to $400 per lwt prospectively based on the average of the 15-year average scrap value of steel. During the three months ended March 31, 2022, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $1,146. The decrease in depreciation expense resulted in a $0.03 and $0.02 change to the basic and diluted net earnings per share, respectively, during the three months ended March 31, 2022. The basic and diluted net earnings per share for the three months ended March 31, 2022 would have been $0.96 per share and $0.95 per share, respectively, if there was no change in the estimated scrap value.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. Refer to Note 11 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain of $2,004 and $493 during the three months ended March 31, 2022 and 2021, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Technical management fees

Technical management fees include the direct costs, including operating costs, incurred by GSSM for the technical management of the vessels under its management. Additionally, prior to the transfer of our vessels to GSSM for technical management, we incurred management fees payable to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operation and arranging for crews and supplies.

Loss on sale of vessels

During the three months ended March 31, 2021, the Company recorded a net loss of $720 related primarily to the sale of the Baltic Panther, the Baltic Hare and the Baltic Cougar, as well as net losses associated with the exchange of the Baltic Cove, the Baltic Fox, the Genco Spirit, the Genco Avra and the Genco Mare. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels. There were no vessels sold during the three months ended March 31, 2022.

Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”)” which provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope (“ASU 2021-01”),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modification made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modification made on or before December 31, 2022. The Company has evaluated the impact of the adoption of ASU 2020-04 and ASU 2021-01 and has determined that there is no effect on its Condensed Consolidated Financial Statements and related disclosures.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2022, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $615 for the Purchase of vessels and ballast water treatment systems, including deposits, and $716 for the Purchase of other fixed assets. For the three months ended March 31, 2022, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $322 for Cash dividends payable.

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

During the three months ended March 31, 2022 and 2021, cash paid for interest, net of amounts capitalized, was $1,793 and $3,583, respectively.

During the three months ended March 31, 2022 and 2021, there was no cash paid for income taxes.

During the three months ended March 31, 2022, the Company reclassified $18,543 from Deposits on vessels to Vessels, net of accumulated depreciation upon the delivery of the Genco May and Genco Laddey. Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the three months ended March 31, 2021, the Company reclassified $15,630 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Baltic Leopard and Genco Lorraine prior to March 31, 2021.

On February 23, 2022, the Company issued 201,934 restricted stock units to certain individuals. The aggregate fair value of these restricted stock units was $3,950.

On February 23, 2021, the Company issued 103,599 restricted stock units and options to purchase 118,552 shares of the Company’s stock at an exercise price of $9.91 to certain individuals. The fair value of these restricted stock units and stock options were $1,027 and $513, respectively.

Refer to Note 14 — Stock-Based Compensation for further information regarding the aforementioned grants.

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$557	$557

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On May 18, 2021, the Company entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29,170 each, that were renamed the Genco Mary and the Genco Laddey. The vessels were delivered to the Company on January 6, 2022. The Company used cash on hand to finance the purchase. As of December 31, 2021, deposits on vessels were $18,543. The remaining purchase price of $40,838 was paid during the three months ended March 31, 2022 upon delivery of the vessels

Capitalized interest expense associated with these newbuilding contracts for the three months ended March 31, 2022 and 2021 was $5 and $0, respectively.

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

Vessel Dispositions

As of March 31, 2022 and December 31, 2021, the Company recorded $5,643 of current restricted cash in the Condensed Consolidated Balance Sheets, representing the net proceeds from the sale of the Genco Provence on November 2, 2021 which served as collateral under the $450 Million Credit Facility. Pursuant to the $450 Million Credit Facility, the net proceeds received from the sale will remain classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels or vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment. Refer to Note 7 — Debt for further information

During November 2020, the Company entered into agreements to sell the Baltic Cougar, the Baltic Hare and the Baltic Panther. The sale of the Baltic Hare, the Baltic Panther and the Baltic Cougar were completed on January 15, 2021, January 4, 2021 and February 24, 2021, respectively.

Refer to the “Loss on sale of vessels” section in Note 2 — Summary of Significant Accounting Policies for discussion of the net loss on sale of vessels recorded during the three months ended March 31, 2022 and 2021.

5 – NET EARNINGS PER SHARE

The computation of basic net earnings per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. There were 260,693 and 215,240 restricted stock units that were dilutive during the three months ended March 31, 2022 and 2021, respectively. There were 440,550 and 87,358 stock options that were dilutive during the three months ended March 31, 2022 and 2021, respectively.

The components of the denominator for the calculation of basic and diluted net earnings per share are as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,166,106	41,973,782

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,166,106	41,973,782

Dilutive effect of stock options	440,550	87,358

Dilutive effect of restricted stock units	260,693	215,240

Weighted-average common shares outstanding, diluted	42,867,349	42,276,380

6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2022	2021
Principal amount	$197,250	$246,000
Less: Unamortized debt financing costs	(7,355)	(7,771)
Less: Current portion	—	—

Long-term debt, net	$189,895	$238,229

	March 31, 2022		December 31, 2021
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$450 Million Credit Facility	$197,250	$7,355	$246,000	$7,771

Total debt	$197,250	$7,355	$246,000	$7,771

As of March 31, 2022 and December 31, 2021, $7,355 and $7,771 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Condensed Consolidated Balance Sheets.

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

The key terms associated with the $450 Million Credit Facility are as follows:

●	The final maturity date is August 3, 2026.

●	Borrowings are subject to a limit of the ratio of the principal amount of debt outstanding to the collateral (“LTV”) of 55%.

●	There is a non-committed accordion term loan facility whereby additional borrowings of up to $150,000 may be incurred if additional eligible collateral is provided; such additional borrowings are subject to a LTV ratio of 60% for collateral vessels less than five years old or 55% for collateral vessels at least five years old but not older than seven years.

●	Borrowings bear interest at LIBOR plus a margin of 2.15% to 2.75% based on the Company’s quarterly total net leverage ratio (the ratio of total indebtedness to consolidated EBITDA), which may be increased or decreased by a margin of up to 0.05% based on the Company’s performance regarding emissions targets. Upon cessation of the LIBOR rate, borrowings will bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York plus a spread adjustment, plus the applicable margin referred to above.

●	Scheduled quarterly commitment reductions under the revolver are $11,720 per quarter followed by a balloon payment of $215,600.

●	Collateral includes forty of our current vessels, leaving five unencumbered vessels, including the vessels delivered during January 2022.

●	Commitment fees are 40% of the applicable margin for unutilized commitments.

●	The Company can sell or dispose of collateral vessels without loan prepayment if a replacement vessel or vessels meeting certain requirements are included as collateral within 360 days.

●	The Company is subject to customary financial covenants, including a collateral maintenance covenant requiring the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of loans outstanding, a minimum liquidity covenant requiring our unrestricted cash and cash equivalents to be the greater of $500 per vessel or 5% of total indebtedness, a minimum working capital covenant requiring consolidated current assets (excluding restricted cash) minus current liabilities (excluding the current portion of debt) to be not less than zero, and a debt to capitalization covenant requiring the ratio of total net indebtedness to total capitalization to be not more than 70%.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend. Other restrictions in the dividend covenants of the Company’s prior credit facilities were eliminated.

As of March 31, 2022, there was $221,840 of availability under the $450 Million Credit Facility. Total debt repayments of $48,750 were made during the three months ended March 31, 2022 under the $450 Million Credit Facility.

As of March 31, 2022, the Company was in compliance with all of the financial covenants under the $450 Million Credit Facility.

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

On June 5, 2020, the Company entered into an amendment to the $495 Million Credit Facility to extend the period that collateral vessels can be sold or disposed of without prepayment of the loan if a replacement vessel or vessels meeting certain requirements are included as collateral from 180 days to 360 days. On February 18, 2021 and February 26, 2021, the Company utilized $3,471 and $5,339 of the proceeds from the sale of the Genco Charger and Genco Thunder, respectively, as loan prepayment under these terms. These amounts are included in the total debt repayments below.

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

Total debt repayments of $25,470 were made during the three months ended March 31, 2021 under the $495 Million Credit Facility.

On August 31, 2021, the $495 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above.

$133 Million Credit Facility

On August 14, 2018, the Company entered into the $108 Million Credit Facility, a five-year senior secured credit facility that was used to finance a portion of the purchase price of six vessels. These vessels also served as collateral under the facility, which were delivered to the Company during the three months ended September 30, 2018.

On June 11, 2020, the Company entered into an amendment and restatement agreement to the $108 Million Credit Facility that provided for a revolving credit facility of up to $25,000 (the “Revolver”) for general corporate and working capital purposes (as so amended, the “$133 Million Credit Facility”). The key terms associated with the Revolver were as follows:

●	The final maturity date of the Revolver was August 14, 2023.

●	Borrowings under the Revolver could be incurred pursuant to multiple drawings on or prior to July 1, 2023 in minimum amounts of $1,000.

●	Borrowings under the Revolver bore interest at LIBOR plus 3.00%

●	The Revolver was subject to consecutive quarterly commitment reductions commencing on the last day of the fiscal quarter ending September 30, 2020 in an amount equal to approximately $1.9 million each quarter.
●	Borrowings under the Revolver were subject to a limit of 60% for the ratio of outstanding total term and revolver loans to the aggregate appraised value of collateral vessels under the $133 Million Credit Facility.

The collateral and financial covenants otherwise remained substantially the same as they were under the $108 Million Credit Facility.

On June 15, 2020, the Company drew down $24,000 under the Revolver of the $133 Million Credit Facility. On March 31, 2021, the Company repaid the remaining $21,160 outstanding balance under the Revolver from this drawdown.

Total debt repayments of $22,740 were made during the three months ended March 31, 2021 under the $133 Million Credit Facility.

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

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended
	March 31,
	2022	2021
Effective Interest Rate	2.99%	3.18%
Range of Interest Rates (excluding unused commitment fees)	2.26 % to 2.61%	2.61 % to 3.48%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of March 31, 2022, the Company had three interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The three interest rate cap agreements have been designated and qualify as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

The following table summarizes the interest rate cap agreements in place as of March 31, 2022.

Interest Rate Cap Detail				Notional Amount Outstanding
				March 31,
Trade date	Cap Rate	Start Date	End Date	2022

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
July 29, 2020	0.75%	July 31, 2020	December 29, 2023	100,000
March 6, 2020	1.50%	March 10, 2020	March 10, 2023	50,000
				$200,000

The Company records the fair value of the interest rate caps as Fair value of derivative instruments in the current and non-current asset section on its Condensed Consolidated Balance Sheets. The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements.

The Company recorded a $3,293 gain for the three months ended March 31, 2022 in AOCI. The estimated income that is currently recorded in AOCI as of March 31, 2022 that is expected to be reclassified into earnings within the next twelve months is $1,654.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended March 31,
	2022	2021
	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$2,242	$4,541

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$—	$—
Premium excluded and recognized on an amortized basis	43	69
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—

The following table shows the interest rate cap assets as of March 31, 2022:

		March 31,	December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2022	2021

Interest rate caps	Fair value of derivative instruments - current	$1,822	$—

Interest rate caps	Fair value of derivative instruments - noncurrent	$2,594	$1,166

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized gains on cash flow hedges as of March 31, 2022.

AOCI — January 1, 2022	$825

Amount recognized in OCI on derivative, intrinsic	3,675
Amount recognized in OCI on derivative, excluded	(382)
Amount reclassified from OCI into income	—

AOCI — March 31, 2022	$4,118

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$43,113	$43,113	$114,573	$114,573
Restricted cash	5,958	5,958	5,958	5,958
Principal amount of floating rate debt	197,250	197,250	246,000	246,000

The carrying value of the borrowings under the $450 Million Credit Facility as of March 31, 2022 and as of December 31, 2021, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of March 31, 2022 and December 31, 2021 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three months ended March 31, 2022 and 2021.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three months ended March 31, 2022 and 2021, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of March 31, 2022 and December 31, 2021.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$12,835	$9,399
Accrued general and administrative expenses	1,608	4,719
Accrued vessel operating expenses	11,357	15,838
Total accounts payable and accrued expenses	$25,800	$29,956

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended March 31, 2022 and 2021, the Company earned $136,227 and $87,591 of voyage revenues, respectively.

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

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended
	March 31,
	2022	2021
Lease revenue	$55,804	$18,900
Spot market voyage revenue	80,423	68,691
Total voyage revenues	$136,227	$87,591

12 – LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended March 31, 2022 and 2021. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three months ended March 31, 2022 and 2021 all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 36 of its vessels.  The cost of these systems vary based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $1.0 million for Capesize vessels and $0.6 million for Supramax vessels. These costs are capitalized and depreciated over the remainder of the life of the vessels.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $21,351 and $18,992 in Vessel assets in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively, related to BWTS additions. Excluding any installation fees, the Company expects to pay $1,739 during the remainder of 2022 for BWTS.

14 - STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2022:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2022	916,287	$9.02	$4.08
Granted	—	—	—
Exercised	(112,476)	11.69	6.11
Forfeited	—	—	—

Outstanding as of March 31, 2022	803,811	$8.65	$3.80

Exercisable as of March 31, 2022	609,920	$8.78	$4.06

The following table summarizes certain information about the options outstanding as of March 31, 2022:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2022			March 31, 2022
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$8.65	193,891	$8.22	4.31	609,920	$8.78	2.85

As of March 31, 2022 and December 31, 2021, a total of 803,811 and 916,287 stock options were outstanding, respectively.

Amortization of the unamortized stock-based compensation balance of $255 as of March 31, 2022 is expected to be expensed $166, $81 and $8 during the remainder of 2022 and during the years ending December 31, 2023 and 2024, respectively.

For the three months ended March 31, 2022 and 2021, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$113	$180

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of March 31, 2022 and December 31, 2021, 606,158 and 478,848 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three or five year anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2022:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2022	306,887	$9.65
Granted	208,457	19.58
Vested	(132,696)	8.68
Forfeited	—	—

Outstanding as of March 31, 2022	382,648	$15.40

The total fair value of the RSUs that vested during the three months ended March 31, 2022 and 2021 was $2,655 and $1,130, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2022:

Unvested RSUs			Vested RSUs
March 31, 2022			March 31, 2022
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
382,648	$15.40	2.82	790,033	$10.04

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of March 31, 2022, unrecognized compensation cost of $4,432 related to RSUs will be recognized over a weighted-average period of 2.82 years.

For the three months ended March 31, 2022 and 2021, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$577	$342

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

16 – SUBSEQUENT EVENTS

On May 4, 2022, the Company announced a regular quarterly dividend of $0.79 per share to be paid on or about May 24, 2022, to shareholders of record as of May 16, 2022. The aggregate amount of the dividend is expected to be approximately $33.5 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy, including without limitation the ongoing war in Ukraine; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2022 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our new dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; and (xxiii) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the

Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in the Marshall Islands that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. Our fleet currently consists of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,636,000 deadweight tons (“dwt”) and an average age of approximately 10.2 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 34 – 35 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses primarily on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category and the other vessel classes, including Ultramax, Supramax and Handysize vessels, represent our minor bulk vessel category. On February 24, 2021, we disposed of the last Handysize vessel in our fleet. Our major bulk vessels are primarily used to transport iron ore and coal, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, bauxite, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment as well as opportunistically booking longer term coverage. Our fleet deployment strategy is currently weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer term time charter contracts or contracts of affreightment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook. Furthermore, we have also transported containers on select vessels on an opportunistic basis. We will continue to explore the possibility of transporting containers on board select vessels from time to time, which could provide additional flexibility for vessel fixture options, primarily for backhaul trades.

Drawing on one of the strongest balance sheets in the drybulk industry, in April 2021 we announced a new comprehensive value strategy. This strategy is centered on three key pillars: compelling dividends, financial deleveraging and growth. During 2021, we executed this strategy by paying down $203 million of debt while expanding our core Ultramax fleet. Additionally, during 2022 to date, we have paid down an additional $49 million of debt. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. To support this strategy, we entered into an agreement for a new $450 Million Credit Facility under which we have used to globally refinance our prior credit facilities, thereby increasing flexibility, improving key terms and lowering our cash flow breakeven rates. Within this facility is a significant revolving credit facility that we can utilize. The first quarterly dividend under Genco’s value strategy was paid during the first quarter of 2022 based on the financial results from the fourth quarter of 2021.

In implementing this strategy, we will focus on the following specific priorities for the remainder of 2022:

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

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In 2022 to date, various regions in China have experienced another wave of COVID-19 outbreaks for which the government chose to reinstate lockdown measures as part of the country’s “zero tolerance” policy. This has resulted in a reduction in demand for steel products and other commodities we carry, as well as continued disruptions throughout the supply chain. China has set a 2022 GDP growth forecast of around 5.5%. During the first quarter of 2022, China’s GDP growth came in under this level at 4.8% in part due to the impact of these government measures.

Although rebounding economies around the world have had a positive impact on our revenues, our vessel operating expenses continued to be affected by higher than anticipated costs related to COVID-19 disruptions. The impact of COVID-19 on both our revenues and operating expenses remains highly dependent on the trajectory of COVID-19, potential variants, as well as vaccine distribution and efficacy, which remains uncertain.

While China-led global economic activity levels have improved, the outlook for China and the rest of the world remains uncertain and is highly dependent on the path of COVID-19 and measures taken by governments around the world in response to it. In 2021, spot rates for Capesize and Supramax vessels reached levels not seen since 2010, and these firm levels, particularly for Supramax vessels, continued into Q1 2022 despite various seasonal factors. While vaccinations are rising in developed countries, developing countries vaccination rates have lagged. Global vaccination rates, vaccine effectiveness together with the onset of variants, could impact the sustainability of this recovery in addition to drybulk specific seasonality described in further detail below. Moreover, various regions in China have experienced another wave of COVID-19 outbreaks for which the government chose to reinstate lockdown measures as part of the country’s “zero tolerance” policy.

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

IMO 2020 Compliance

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”) of the International Maritime Organization (“IMO”) announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  Following an increase in fuel prices during 2021 coming off of 2020 lows, there was a further increase in fuel prices during the first quarter of 2022 due to oil supply disruptions as a result of the war in Ukraine.

We have installed scrubbers on our 17 Capesize vessels and the remainder of our fleet is consuming compliant, low sulfur fuel, although we intend to continue to evaluate other options.

Vessel Sales and Acquisitions

On May 18, 2021, we entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29.2 million each, which were renamed the Genco Mary and the Genco Laddey. The vessels were delivered on January 6, 2022 and we used cash on hand to finance the purchase.

During 2021, we completed the purchase of six Ultramax vessels, two of which were acquired as part of an agreement to exchange six of our older Handysize vessels for three Ultramax vessels.

Additionally, during 2021, we completed the sale of five Supramax vessels and six Handysize vessels, which includes five of the Handysize vessels as described in the exchange agreement above.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. In September 2021, we entered into a joint venture named GS Shipmanagement Pte. Ltd. (“GSSM”) with Synergy Marine Pte. Ltd. (“Synergy”), one of our previous technical managers. GSSM currently provides the technical management to all 44 vessels in our fleet. GSSM aims to provide a unique and differentiated service to the management of our vessels. We expect this joint venture to increase visibility and control over our vessel operations, augment fleet-wide fuel efficiency to lower our carbon footprint through an advanced data platform and potentially provide vessel operating expense savings over time. Members of our New York City-based management team oversee the activities of GSSM.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2022 and 2021 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,530.0	1,530.0	—	—%
Ultramax	1,339.9	731.8	608.1	83.1%
Supramax	1,080.0	1,407.7	(327.7)	(23.3)%
Handysize	—	227.5	(227.5)	(100.0)%

Total	3,949.9	3,897.0	52.9	1.4%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	190.3	232.5	(42.2)	(18.2)%
Supramax	120.7	108.3	12.4	11.4%
Handysize	—	—	—	—%

Total	311.0	340.8	(29.8)	(8.7)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,502.0	1,505.6	(3.6)	(0.2)%
Ultramax	1,452.0	955.6	496.4	51.9%
Supramax	1,123.8	1,512.2	(388.4)	(25.7)%
Handysize	—	227.5	(227.5)	(100.0)%

Total	4,077.8	4,200.9	(123.1)	(2.9)%

Available days (owned fleet) (4)
Capesize	1,502.0	1,505.6	(3.6)	(0.2)%
Ultramax	1,261.7	723.1	538.6	74.5%
Supramax	1,003.1	1,403.9	(400.8)	(28.5)%
Handysize	—	227.5	(227.5)	(100.0)%

Total	3,766.8	3,860.1	(93.3)	(2.4)%

Operating days (5)
Capesize	1,458.3	1,499.1	(40.8)	(2.7)%
Ultramax	1,433.8	950.0	483.8	50.9%
Supramax	1,071.6	1,482.0	(410.4)	(27.7)%
Handysize	—	191.3	(191.3)	(100.0)%

Total	3,963.7	4,122.4	(158.7)	(3.8)%

Fleet utilization (6)
Capesize	96.5%	99.6%	(3.1)%	(3.1)%
Ultramax	95.0%	98.5%	(3.5)%	(3.6)%
Supramax	90.8%	97.8%	(7.0)%	(7.2)%
Handysize	—%	84.1%	(84.1)%	(100.0)%

Fleet average	94.4%	97.8%	(3.4)%	(3.5)%

	For the Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$24,627	$13,595	$11,032	81.1%
Ultramax	25,449	10,582	14,867	140.5%
Supramax	21,577	12,292	9,285	75.5%
Handysize	—	7,912	(7,912)	(100.0)%

Fleet average	24,093	12,197	11,896	97.5%
Major bulk vessels	24,627	13,595	11,032	81.1%
Minor bulk vessels	23,739	11,303	12,436	110.0%

Daily vessel operating expenses (8)
Capesize	$6,616	$5,208	$1,408	27.0%
Ultramax	6,115	4,972	1,143	23.0%
Supramax	8,028	4,484	3,544	79.0%
Handysize	—	4,931	(4,931)	(100.0)%

Fleet average	6,839	4,887	1,952	39.9%

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

(7) TCE rates. We define TCE rates as our voyage revenues less voyage expenses, charter-hire expenses and realized gains or losses on fuel hedges, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,		March 31,
	2022	2021	2022	2021	2022	2021
Voyage revenues (in thousands)	$136,227	$87,591	$54,359	$37,657	$81,868	$49,934
Voyage expenses (in thousands)	38,464	35,074	17,369	17,187	21,095	17,887
Charter hire expenses (in thousands)	7,638	5,435	—	—	7,638	5,435
Realized gain on fuel hedges (in thousands)	629	—	—	—	629	—
	90,754	47,082	36,990	20,470	53,764	26,612
Total available days for owned fleet	3,767	3,860	1,502	1,506	2,265	2,355
Total TCE rate	$24,093	$12,197	$24,627	$13,595	$23,739	$11,303

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

Operating Data

The following table represents the operating data for the three months ended March 31, 2022 and 2021 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2022	2021	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$136,227	$87,591	$48,636	55.5%

Total revenues	136,227	87,591	48,636	55.5%

Operating Expenses:
Voyage expenses	38,464	35,074	3,390	9.7%
Vessel operating expenses	27,013	19,046	7,967	41.8%
Charter hire expenses	7,638	5,435	2,203	40.5%
General and administrative expenses (inclusive of nonvested stock amortization expense of $690 and $522, respectively)	6,043	6,102	(59)	(1.0)%
Technical management fees	917	1,464	(547)	(37.4)%
Depreciation and amortization	14,059	13,441	618	4.6%
Loss on sale of vessels	—	720	(720)	(100.0)%

Total operating expenses	94,134	81,282	12,852	15.8%

Operating income	42,093	6,309	35,784	567.2%
Other expense, net	(228)	(4,324)	4,096	(94.7)%

Net income	$41,865	$1,985	$39,880	2,009.1%
Less: Net income attributable to noncontrolling interest	176	—	176	100.0%
Net income attributable to Genco Shipping & Trading Limited	$41,689	$1,985	$39,704	2,000.2%

Net earnings per share - basic	$0.99	$0.05	$0.94	1,880.0%
Net earnings per share - diluted	$0.97	$0.05	$0.92	1,840.0%
Weighted average common shares outstanding - basic	42,166,106	41,973,782	192,324	0.5%
Weighted average common shares outstanding - diluted	42,867,349	42,276,380	590,969	1.4%

EBITDA (1)	$57,973	$19,896	$38,077	191.4%

(1)	EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended
	March 31,
	2022	2021
Net income attributable to Genco Shipping & Trading Limited	$41,689	$1,985
Net interest expense	2,225	4,470
Income tax expense	—	—
Depreciation and amortization	14,059	13,441

EBITDA (1)	$57,973	$19,896

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of May 3, 2022:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	April 2022	Voyage
Genco Tiberius	2007	April 2022	Voyage
Genco London	2007	May 2022	Voyage
Genco Titus	2007	March 2022	Voyage
Genco Constantine	2008	May 2022	Voyage
Genco Hadrian	2008	May 2022	Voyage
Genco Commodus	2009	May 2022	$19,000
Genco Maximus	2009	September 2023	$27,500
Genco Claudius	2010	January 2023	94% of BCI
Genco Tiger	2011	April 2022	Voyage
Baltic Lion	2012	March 2022	Voyage
Baltic Bear	2010	May 2022	Voyage
Baltic Wolf	2010	June 2023	$30,250
Genco Resolute	2015	January 2023	121% of BCI
Genco Endeavour	2015	May 2022	Voyage
Genco Defender	2016	February 2023	121% of BCI
Genco Liberty	2016	May 2022	$28,000

Ultramax Vessels
Baltic Hornet	2014	April 2023	$24,000
Baltic Wasp	2015	June 2023	$25,500
Baltic Scorpion	2015	March 2023	$30,500

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Baltic Mantis	2015	June 2022	Voyage
Genco Weatherly	2014	May 2022	Voyage
Genco Columbia	2016	May 2022	Voyage
Genco Magic	2014	May 2022	$20,000
Genco Vigilant	2015	September 2022	$17,750
Genco Freedom	2015	March 2023	$23,375
Genco Enterprise	2016	May 2022	$47,500
Genco Constellation	2017	June 2022	Voyage
Genco Madeleine	2014	May 2022	$27,750
Genco Mayflower	2017	May 2022	$32,500
Genco Mary	2022	November 2022	$31,500
Genco Laddey	2022	July 2022	$32,900

Supramax Vessels
Genco Predator	2005	June 2022	Voyage
Genco Warrior	2005	May 2022	Voyage
Genco Hunter	2007	May 2022	$26,000
Genco Aquitaine	2009	May 2022	Voyage
Genco Ardennes	2009	May 2022	$46,000
Genco Auvergne	2009	June 2022	Voyage
Genco Bourgogne	2010	May 2022	Voyage
Genco Brittany	2010	June 2022	Voyage
Genco Languedoc	2010	June 2022	$36,500
Genco Picardy	2005	May 2022	$43,500
Genco Pyrenees	2010	May 2022	$33,000
Genco Rhone	2011	June 2022	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

VOYAGE REVENUES-

For the three months ended March 31, 2022, voyage revenues increased by $48.6 million, or 55.5%, to $136.2 million as compared to $87.6 million for the three months ended March 31, 2021. The increase in voyage revenues was primarily due to higher rates achieved by both our major and minor bulk vessels, as well as our third party time chartered-in vessels. In the first quarter of 2022, drybulk freight rates were firm relative to the last decade, however declined from the highs seen in the second half of 2021 due to various seasonal factors. These factors included a reduction in iron ore cargo volume from Brazil due to poor weather conditions as well as maintenance, the timing of the Lunar New Year in China, the Beijing Olympics, as well as the frontloaded nature of the orderbook. Additionally, Indonesia imposed a temporary coal export ban during the month of January 2022 in order to rebuild domestic stockpiles. Furthermore, another COVID-19 wave in China impacted demand particularly for iron ore which impacted Capesize rates. On February 24, 2022, Russia invaded Ukraine leading to what is now a multi-month war and a humanitarian crisis. The impact to date on the drybulk market has been a redirection of cargo flows particularly for coal and grain shipments lengthening ton miles, higher commodity prices, slower vessel speeds due to increased fuel prices, an urgency to secure commodities given the tightness in the global energy complex as well as global grain supplies, and sanctions on various Russian exports. Future developments in the Ukraine in relation to the war, as well as China in relation to the country’s COVID-19 response measures, could continue to affect the drybulk industry and our business in an unpredictable manner.

The average TCE rate of our overall fleet increased 97.5% to $24,093 a day during the first quarter of 2022 from $12,197 a day during the first quarter of 2021. The TCE for our major bulk vessels increased by 81.1% from $13,595 a day during the first quarter of 2021 to $24,627 a day during the first quarter of 2022. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 110.0% from $11,303 a day during the first quarter of 2021 to $23,739 a day during the first quarter of 2022 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

For the three months ended March 31, 2022 and 2021, we had 3,949.9 and 3,897.0 ownership days, respectively. Fleet utilization decreased from 97.8% during the first quarter of 2021 to 94.4% during the first quarter of 2022 primarily due to additional offhire and repair periods for our Supramax vessels.

VOYAGE EXPENSES-

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

Voyage expenses were $38.5 million and $35.1 million during the three months ended March 31, 2022 and 2021, respectively. This increase was primarily due to higher bunker expenses as a result of increased fuel prices during the first quarter of 2022 due to oil supply disruptions as a result of the war in Ukraine.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $8.0 million from $19.0 million during the three months ended March 31, 2021 to $27.0 million during the three months ended March 31, 2022. The increase was primarily due to higher crew expenses as a result of increased crew wages, COVID-19 related expenses and disruptions, and the timing of crew changes. COVID-19 expenses were higher during this quarter due to costs associated with repatriating Chinese crew during the implementation of China’s zero COVID policies as we completed the transition of our crews to Indian and Filipino crews. Additionally, there were higher repair and maintenance costs, as well as an increase in the purchase of initial stores and spare parts.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,839 per vessel per day for the three months ended March 31, 2022 from $4,887 per day for the three months ended March 31, 2021. The increase in daily vessel operating expense was primarily due to higher crew expenses as a result of increased crew wages, COVID-19 related expenses and disruptions, and the timing of crew changes. COVID-19 expenses were higher during this quarter due to costs associated with repatriating Chinese crew during the implementation of China’s zero COVID policies as we completed the transition of our crews to Indian and Filipino crews. Additionally, there were higher repair and maintenance costs, as well as an increase in the purchase of initial stores and spare parts. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2022 were $1,014 above the weighted-average budgeted rate of $5,825 per vessel per day for the first quarter of 2022. Based on estimates provided by GSSM, our DVOE budget for the second quarter of 2022 is $6,000 per vessel per day on a fleet-wide basis, which includes an estimated amount for COVID-19 related expenses. For 2022, we anticipate meeting our full year budget of $5,825 per vessel per day as we expect vessel operating expenses to be lower and COVID-related expenses to abate in the second half of the year as we have transitioned from Chinese crews. However, the potential impacts of COVID-19 and the war in Ukraine are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

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

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. The impact of COVID-19 could result in potential shortages or a lack of access to required spare parts for the operation of our vessels, potential delays in any unscheduled repairs, deviations for crew changes or increased costs to successfully execute a crew change, which could lead to business disruptions and delays. We expect that crew costs for the crew that we utilize on our vessels will increase going forward due to expected higher wages, as well as the impact of COVID-19 restrictions and the war in Ukraine. We also experienced higher costs during the first quarter of 2022 and expect higher costs during the remainder of 2022 in relation to crew, spares and parts primarily due to industry-wide inflationary pressures and higher regulatory-related costs.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $2.2 million from $5.4 million during the three months ended March 31, 2021 to $7.6 million during the three months ended March 31, 2022. The increase was primarily due to higher charter in rates during the first quarter of 2022 as compared to the first quarter of 2021, partially offset by a decrease in chartered-in days.

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

For the three months ended March 31, 2022 and 2021, general and administrative expenses were $6.0 million and $6.1 million, respectively. The decrease was primarily due lower legal and professional fees partially offset by an increase in nonvested stock amortization expense.

TECHNICAL MANAGEMENT FEES-

Technical management fees include the direct costs incurred by GSSM for the technical management of the vessels under its management. Additionally, prior to the transfer of our vessels to GSSM for technical management, we incurred management fees payable to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees were $0.9 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to the savings realized by transferring the management of the majority of the vessels of our fleet to GSSM during the second half of 2021 and first quarter of 2022.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $0.6 million to $14.1 million during the three months ended March 31, 2022 as compared to $13.4 million during the three months ended March 31, 2021. This increase was primarily due to the delivery of eight Ultramax vessels during 2021 and the first quarter of 2022, partially offset by a $1.1 million decrease in depreciation due to the increase in the estimated scrap value of the vessels from $310 per lwt to $400 per lwt effective January 1, 2022. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the increase in the scrap value.

LOSS ON SALE OF VESSELS-

During the first quarter of 2021, we recorded a net loss on sale of vessels of $0.7 million related primarily to the sale of the Baltic Panther, the Baltic Hare and the Baltic Cougar, as well as net losses associated with the exchange of the Baltic Cove, the Baltic Fox, the Genco Spirit, the Genco Avra and the Genco Mare. There were no vessel sales during the first quarter of 2022.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $2.2 million from $4.5 million during the three months ended March 31, 2021 to $2.2 million during the three months ended March 31, 2022. Net interest expense during the three months ended March 31, 2022 and 2021 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a $2.3 million decrease in interest expense primarily as a result of lower outstanding debt.

OTHER INCOME –

Other income increased by $1.9 million from $0.1 million during the three months ended March 31, 2021 to $2.0 million during the three months ended March 31, 2022. The increase was due to an increase in realized and unrealized gains related to our bunker swap and forward fuel purchase agreements as a result of the increasing prices of fuel.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $43.1 million as of March 31, 2022 in addition to the $221.8 million availability under the revolver of the $450 Million Credit Facility as of March 31, 2022, which compares to a minimum liquidity requirement under our credit facility of approximately $22 million as of the date of this report. Given anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”) and fuel efficiency upgrade costs of $32.2 million and $2.4 million during the remainder of 2022 and 2023, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic, the war in Ukraine, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all. During the first quarter of 2022, the Company made $48.8 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. Of that amount, $8,8 million was the previously announced quarterly debt reduction payment as part of our plan to reduce our debt. This amount was deducted from operating cash flow in our first quarter 2022 dividend payment. The remainder of the debt we paid down was $40.0 million which was prepaid to optimize our working capital management, using our revolver to keep funds available while saving interest expense. This $40.0 million prepayment is not part of the dividend calculation detailed below under “Dividends.” Currently there will be no mandatory debt repayments until we must repay $197.3 million in 2026. Although we do not have any mandatory debt repayments until 2026, we intend to continue to pay down debt on a voluntary basis with a medium term goal of zero net debt.

As of March 31, 2022, the $450 Million Credit Facility contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

As of March 31, 2022, we were in compliance with all financial covenants under the $450 Million Credit facility.

Dividends

We disclosed on April 19, 2021 that, on management’s recommendation, our Board of Directors adopted a new quarterly dividend policy for dividends payable which commenced in the first quarter of 2022 in respect of our financial results for the fourth quarter of 2021. Under the new quarterly dividend policy, the amount available for quarterly dividends is to be calculated based on the following formula:

Operating cash flow

Less: Debt repayments

Less: Capital expenditures for drydocking

Less: Reserve

Cash flow distributable as dividends

The amount of dividends payable under the foregoing formula for each quarter of the year will be determined on a quarterly basis.

For purposes of the foregoing calculation, operating cash flow is defined as voyage revenue less voyage expenses, charter hire expenses, realized gains or losses on fuel hedges, vessel operating expenses, general and administrative expenses other than non-cash restricted stock expenses, technical management fees, and interest expense other than non-cash deferred financing costs. Anticipated uses for the reserve include, but are not limited to, vessel acquisitions, debt repayments, and general corporate purposes. In order to set aside funds for these purposes, the reserve will be set on a quarterly basis in the discretion of our Board and is anticipated to be based on future quarterly debt repayments and interest expense.

On May 4, 2022, we announced a quarterly dividend of $0.79 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our new dividend policy, we have paid down additional indebtedness under our credit facilities and utilized the $450 Million Credit Facility to refinance our two prior credit facilities as noted above.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the COVID-19 pandemic or the war in Ukraine and economic conditions related to these events may result in our suspension, reduction, or termination of future quarterly dividends.

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 36 – 37 in the 2021 10-K, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder's tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

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

Tax Consequences if We Are a Passive Foreign Investment Company

As discussed in “U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders” in Item 1.A Risk Factors in our 2021 10-K, a foreign corporation generally will be treated as a PFIC for U.S. federal income tax purposes if, after applying certain look through rules, either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value or adjusted bases of its assets (determined on a quarterly basis) produce or are held for the production of passive income, i.e., “passive assets.”  As discussed above, we do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

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

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2022 and March 31, 2021 was $52.6 million and $13.5 million, respectively. This increase in cash provided by operating activities was primarily due to higher rates achieved by our major and minor bulk vessels and changes in working capital, as well as a decrease in interest expense.

Net cash used in investing activities for the three months ended March 31, 2022 was $47.0 million as compared to net cash provided by investing activities of $20.0 million for the three months ended March 31, 2021. This fluctuation was primarily due to the purchase of two Ultramax vessels which delivered during the first quarter of 2022. Additionally there was a decrease in net proceeds from the sale of vessels as there were no vessels sold during the first quarter 2022, as well as an increase in the purchase of other fixed assets during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Net cash used in financing activities during the three months ended March 31, 2022 and 2021 was $77.1 million and $49.1 million, respectively.  The increase was primarily due to a $27.4 million increase in the payment of dividends during the three months ended March 31, 2022 as compared to the same period during 2021.

Credit Facilities

On August 3, 2021, we entered into the $450 Million Credit Facility, which we used to refinance the existing debt outstanding under the $495 Million Credit Facility and the $133 Million Credit Facility as of August 31, 2021. Refer to Note 7 — Debt of our Condensed Consolidated Financial Statements for further details regarding these credit facilities.

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2022, we had three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At March 31, 2022, the total notional principal amount of the interest rate cap agreements is $200.0 million.

Refer to the table in Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of March 31, 2022.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2022 and December 31, 2021.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 36 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $1.0 million for Capesize vessels and $0.6 million for Supramax vessels. The BWTS will be installed during a vessel’s scheduled drydocking and these costs will be capitalized and depreciated over the remainder of the life of the vessel.  During the three months ended March 31, 2022, we completed the installation of BWTS on one of our vessels. Additionally, during the years ended December 31, 2020 and 2019, we completed the installation of BWTS on nine and 17 of our vessels, respectively.  Eleven of these vessels have since been sold. There were no BWTS installations completed during 2021. We anticipate that we will complete the installation of BWTS on nine vessels during the remainder of 2022, one of which was in the process of completing its scheduled drydocking as of March 31, 2022 . We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

Under maritime regulations that went into effect January 1, 2020, our vessels were required to reduce sulfur emissions, for which the principal solutions are the use of scrubbers or buying fuel with low sulfur content.  We have completed the installation of scrubbers on our 17 Capesize vessels, 16 of which were completed as of December 31, 2019 and the last one of which was completed on January 17, 2020. The remainder of our vessels are consuming very low sulfur fuel oil (VLSFO).  The costs for the scrubber equipment and installation was capitalized and is being depreciated over the remainder of the life of the vessel.  This does not include any lost revenue associated with offhire days due to the installation of the scrubbers.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2023 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

April 1 - December 31, 2022	$18.3	$5.0	$8.9	390
2023	$2.4	$—	$—	70

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

During the three months ended March 31, 2022 and 2021, we incurred a total of $1.7 million and $0.9 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydockings for three of our vessels during the first quarter of 2022, which all began during the fourth quarter of 2-21 and did not complete until the first quarter of 2022. One additional vessel began its drydocking during the first quarter of 2022 and did not complete until the second quarter of 2022. In addition to this vessel, we estimate that eleven of our vessels will be drydocked during the remainder of 2022 and two of our vessels will be drydocked during 2023.

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

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes or updates to our critical accounting policies as disclosed in the 2021 10-K.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value of $400/lwt based on the 15-year average scrap value of steel. Effective January 1, 2022, we increased the estimated scrap value of the vessels from $310 per lwt to $400 per lwt prospectively based on the 15-year average scrap value of steel. This change resulted in a decrease the annual depreciation charge over the remaining useful life of the vessels. Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge. Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less. Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2021 10-K.

There were no impairment losses incurred during the three months ended March 31, 2022 and 2021.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $450 Million Credit Facility as of March 31, 2022. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $450 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2022 and December 31, 2021. Vessels have been grouped according to their collateralized status as of March 31, 2022 and does not include any vessels held for sale or held for exchange.

As of March 31, 2022 and December 31, 2021, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were higher than their carrying values at March 31, 2022 and December 31, 2021, respectively, with the exception of eleven of our Capesize vessels.

The amount by which the carrying value at March 31, 2022 of eleven of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.8 million to $8.2 million per vessel, and $71.0 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2021 of eleven of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.3 million to $7.0 million per vessel, and $62.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $6.5 million at March 31, 2022 and $5.7 million as of December 31, 2021. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2022	2021
$450 Million Credit Facility
Genco Commodus	2009	2009	$34,735	$35,200
Genco Maximus	2009	2009	34,758	35,215
Genco Claudius	2010	2009	36,396	36,872
Baltic Bear	2010	2010	36,175	36,666

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2022	2021
Baltic Wolf	2010	2010	36,466	36,948
Baltic Lion	2009	2013	30,237	29,971
Genco Tiger	2010	2013	28,438	28,658
Baltic Scorpion	2015	2015	23,207	23,456
Baltic Mantis	2015	2015	23,451	23,701
Genco Hunter	2007	2007	7,760	7,788
Genco Warrior	2005	2007	6,808	6,909
Genco Aquitaine	2009	2010	8,505	8,588
Genco Ardennes	2009	2010	8,509	8,591
Genco Auvergne	2009	2010	8,516	8,597
Genco Bourgogne	2010	2010	9,207	9,299
Genco Brittany	2010	2010	9,211	9,303
Genco Languedoc	2010	2010	9,213	9,304
Genco Picardy	2005	2010	7,236	7,347
Genco Pyrenees	2010	2010	9,257	9,311
Genco Rhone	2011	2011	10,536	10,512
Genco Constantine	2008	2008	31,644	32,152
Genco Augustus	2007	2007	30,306	30,822
Genco London	2007	2007	29,809	29,708
Genco Titus	2007	2007	30,473	30,503
Genco Tiberius	2007	2007	30,190	30,161
Genco Hadrian	2008	2008	32,137	32,570
Genco Predator	2005	2007	7,155	7,266
Baltic Hornet	2014	2014	21,782	22,022
Baltic Wasp	2015	2015	22,034	22,275
Genco Endeavour	2015	2018	41,777	42,207
Genco Resolute	2015	2018	42,088	42,507
Genco Columbia	2016	2018	24,232	24,484
Genco Weatherly	2014	2018	19,589	19,806
Genco Liberty	2016	2018	45,310	45,760
Genco Defender	2016	2018	45,338	45,792
Genco Magic	2014	2020	14,292	14,381
Genco Vigilant	2015	2021	15,331	15,476
Genco Freedom	2015	2021	15,428	15,577
Genco Enterprise	2016	2021	20,395	20,591
TOTAL			$897,931	$906,296
Unencumbered
Genco Madeleine	2014	2021	23,034	23,266
Genco Constellation	2017	2021	25,313	25,574
Genco Mayflower	2017	2021	25,745	26,005
Genco Laddey	2022	2022	29,950	—
Genco Mary	2022	2022	29,975	—
			$134,017	$74,845
Consolidated Total			$1,031,948	$981,141

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held three interest rate cap agreements as of March 31, 2022 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at March 31, 2022 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements, which summarizes the interest rate caps in place as of March 31, 2022.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at March 31, 2022 is $4.4 million, of which $1.8 million has been classified as a current asset and $2.6 million has been classified as a noncurrent asset on the balance sheet.  As of March 31, 2022, the Company has accumulated other comprehensive income (“AOCI”) of $4.1 million related to the interest rate cap agreements.  At March 31, 2022, $1.7 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. During the three months ended March 31, 2022 and 2021, we were subject to the following interest rates on the outstanding debt under our credit facilities:

●	$450 Million Credit Facility

●	One-month or three-month LIBOR plus 2.45% beginning August 31, 2021 which was reduced to 2.15% effective November 4, 2021.

●	$133 Million Credit Facility

●	$108 Million Tranche — one-month LIBOR plus 2.50% until August 31, 2021, when this facility was refinanced with the $450 Million Credit Facility.

●	$25 Million Tranche — one-month LIBOR plus 3.00% until March 31, 2021, when this tranche was paid down.

●	$495 Million Credit Facility —

●	$460 Million Tranche – one-month or three-month LIBOR plus 3.25% until August 31, 2021, when this facility was refinanced with the $450 Million Credit Facility.

●	$35 Million Tranche – one-month LIBOR plus 2.50% until June 7, 2021, when this tranche was paid down.

A 1% increase in LIBOR would result in an increase of $0.6 million in interest expense for the three months ended March 31, 2022.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of March 31, 2022, we held three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. The total notional amount of the caps at March 31, 2022 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements which summarizes the interest rate caps in place as of March 31, 2022.

We are currently utilizing cash flow hedge accounting for the interest rate cap agreements. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in AOCI and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings. If for any period of time we did not designate the caps for hedge accounting, the change in the value of the interest rate cap agreements prior to designation would be recognized as other income (expense).

Refer to “Interest rate risk” section above for further information regarding interest rate swap agreements.

We have entered into bunker swap and forward fuel purchase agreements with the objective of reducing the risk of the effect of changing fuel prices. Our bunker swap and forward fuel purchase agreements do not qualify for hedge accounting treatment; therefore any unrealized or realized gains or losses are recognized as other income (expense). Refer to the “Bunker swap and forward fuel purchase agreements” section of Note 2 — Summary of Significant Accounting Policies for further information.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2021 10-K, which could materially affect our business, financial condition or future results. Below is an update to the risk factor entitled, “Terrorist attacks and other active of violence or war may have an adverse effect on our business”:

On February 24, 2022, Russia invaded Ukraine leading to what is now a multi-month war and a humanitarian crisis. The impact to date on the drybulk market has been a redirection of cargo flows, higher commodity prices, slower vessels speeds due to increased fuel prices, a rush to secure commodities given the tightness in the global energy complex as well as global grain supplies, and sanctions on various Russian exports. The U.S., Europe and other countries have imposed unprecedented economic sanctions in response to Russian actions which could be increased with uncertain effects on the drybulk market and the world economy. The longer term impact of Russia’s war in Ukraine remains unknown, which may take some time to materialize and may not be fully reflected in our results for 2022. Russia and Ukraine export significant volumes of coal and grain cargoes. A reduction of these exports as well as the global effect of these reduced supplies may result in lower trade volumes, higher commodity prices, increased inflation, and potential demand destruction. U.S. officials have also warned of the increased possibility of Russian cyberattacks, which could disrupt the operations of businesses involved in the drybulk industry, including ours. As a reaction to higher energy prices, China has chosen to increase domestic coal production as a way to bolster energy security. The scope or intensity of the ongoing military conflict as well as sanctions and other actions undertaken in response to it could increase, potentially having negative effects on the global economy and markets. Any of these occurrences, or the continuation or worsening of any such occurrences, could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

In addition, below is an update to the risk factor entitled, “The COVID-19 pandemic and measures to contain its spread have impacted the markets in which we operate and could have a material adverse impact on our business and its operations.”

In 2022 to date, various regions in China have experienced another wave of COVID-19 outbreaks for which the government chose to reinstate lockdown measures as part of the country’s “zero tolerance” policy. This has resulted in a reduction in demand for steel products and other commodities we carry, as well as continued disruptions throughout the supply chain. The continuation or worsening of these occurrences could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

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

10.2	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.3	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.4	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.5	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Robert Hughes.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 4, 2022	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 4, 2022	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)