Form 10-Q
period 2022-09-30
GENCO SHIPPING & TRADING LTD
filed 2022-11-09
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2022: Common stock, par value $0.01 per share — 42,327,181 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$65,532	$114,573
Restricted cash	5,643	5,643
Due from charterers, net of a reserve of $2,061 and $1,403, respectively	25,866	20,116
Prepaid expenses and other current assets	10,817	9,935
Inventories	32,181	24,563
Fair value of derivative instruments	5,724	—
Total current assets	145,763	174,830

Noncurrent assets:
Vessels, net of accumulated depreciation of $290,291 and $253,005, respectively	1,014,154	981,141
Deposits on vessels	—	18,543
Deferred drydock, net of accumulated amortization of $13,695 and $12,879 respectively	31,282	14,275
Fixed assets, net of accumulated depreciation and amortization of $5,611 and $3,984, respectively	8,125	7,237
Operating lease right-of-use assets	4,435	5,495
Restricted cash	315	315
Fair value of derivative instruments	1,659	1,166
Total noncurrent assets	1,059,970	1,028,172

Total assets	$1,205,733	$1,203,002

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$38,831	$29,956
Deferred revenue	14,464	10,081
Current operating lease liabilities	2,025	1,858
Total current liabilities:	55,320	41,895

Noncurrent liabilities:
Long-term operating lease liabilities	4,652	6,203
Long-term debt, net of deferred financing costs of $6,505 and $7,771, respectively	173,245	238,229
Total noncurrent liabilities	177,897	244,432

Total liabilities	233,217	286,327

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,327,181 and 41,924,597 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	423	419
Additional paid-in capital	1,621,185	1,702,166
Accumulated other comprehensive income	7,105	825
Accumulated deficit	(656,924)	(786,823)
Total Genco Shipping & Trading Limited shareholders’ equity	971,789	916,587
Noncontrolling interest	727	88
Total equity	972,516	916,675
Total liabilities and equity	$1,205,733	$1,203,002

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Voyage revenues	$135,970	$155,252	$409,961	$363,851

Total revenues	135,970	155,252	409,961	363,851

Operating expenses:
Voyage expenses	39,496	37,797	110,420	109,572
Vessel operating expenses	22,090	21,788	78,567	59,622
Charter hire expenses	6,952	8,644	19,633	22,405
General and administrative expenses (inclusive of nonvested stock amortization expense of $840, $597, $2,356 and $1,670, respectively)	5,911	5,659	18,334	17,616
Technical management fees	761	1,631	2,378	4,400
Depreciation and amortization	15,582	14,200	44,162	41,409
Loss on sale of vessels	—	159	—	894

Total operating expenses	90,792	89,878	273,494	255,918

Operating income	45,178	65,374	136,467	107,933

Other income (expense):
Other (expense) income	(2,146)	84	617	440
Interest income	292	25	377	144
Interest expense	(2,276)	(3,943)	(6,923)	(12,955)
Loss on debt extinguishment	—	(4,408)	—	(4,408)

Other expense, net	(4,130)	(8,242)	(5,929)	(16,779)

Net income	$41,048	$57,132	130,538	91,154
Less: Net income attributable to noncontrolling interest	220	—	639	—
Net income attributable to Genco Shipping & Trading Limited	$40,828	$57,132	$129,899	$91,154

Earnings per share-basic	$0.96	$1.36	$3.07	$2.17
Earnings per share-diluted	$0.95	$1.34	$3.03	$2.14
Weighted average common shares outstanding-basic	42,529,865	42,095,211	42,361,797	42,047,115
Weighted average common shares outstanding-diluted	42,881,541	42,750,836	42,915,240	42,548,187

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2022 and 2021

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$41,048	$57,132	$130,538	$91,154

Other comprehensive income (loss)	1,488	(98)	6,280	40

Comprehensive income	$42,536	$57,034	$136,818	$91,194
Less: Comprehensive income attributable to noncontrolling interest	220	—	639	—
Comprehensive income attributable to Genco Shipping & Trading Limited	$42,316	$57,034	$136,179	$91,194

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(U.S. Dollars in Thousands)

aaw
					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2022	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

Net income				41,689	41,689	176	41,865

Other comprehensive income			3,293		3,293		3,293

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.67 per share)		(28,454)			(28,454)		(28,454)

Nonvested stock amortization		690			690		690

Balance — March 31, 2022	$421	$1,674,400	$4,118	$(745,134)	$933,805	$264	$934,069

Net income				47,382	47,382	243	47,625

Other comprehensive income			1,499		1,499		1,499

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.79 per share)		(33,560)			(33,560)		(33,560)

Nonvested stock amortization		826			826		826

Balance — June 30, 2022	$423	$1,641,664	$5,617	$(697,752)	$949,952	$507	$950,459

Net income				40,828	40,828	220	41,048

Other comprehensive income			1,488		1,488		1,488

Issuance of shares due to exercise of options	—	—			—		—

Cash dividends declared ($0.50 per share)		(21,319)			(21,319)		(21,319)

Nonvested stock amortization		840			840		840

Balance — September 30, 2022	$423	$1,621,185	$7,105	$(656,924)	$971,789	$727	$972,516

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2021	$418	$1,713,406	$—	$(968,830)	$744,994	$—	$744,994

Net income				1,985	1,985		1,985

Other comprehensive income			161		161		161

Issuance of shares due to vesting of RSUs and exercise of options	1	(1)			—		—

Cash dividends declared ($0.02 per share)		(845)			(845)		(845)

Nonvested stock amortization		522			522		522

Balance — March 31, 2021	$419	$1,713,082	$161	$(966,845)	$746,817	$—	$746,817

Net income				32,037	32,037		32,037

Other comprehensive loss			(23)		(23)		(23)

Issuance of shares due to exercise of options	—	—			—		—

Cash dividends declared ($0.05 per share)		(2,110)			(2,110)		(2,110)

Nonvested stock amortization		551			551		551

Balance — June 30, 2021	$419	$1,711,523	$138	$(934,808)	$777,272	$—	$777,272

Net loss				57,132	57,132		57,132

Other comprehensive loss			(98)		(98)		(98)

Issuance of shares due to exercise of options	—	—			—		—

Cash dividends declared ($0.10 per share)		(4,220)			(4,220)		(4,220)

Nonvested stock amortization		597			597		597

Balance — September 30, 2021	$419	$1,707,900	$40	$(877,676)	$830,683	$—	$830,683

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$130,538	$91,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,162	41,409
Amortization of deferred financing costs	1,268	3,110
Amortization of fair market value of time charters acquired	—	(2,043)
Right-of-use asset amortization	1,060	1,037
Amortization of nonvested stock compensation expense	2,356	1,670
Loss on sale of vessels	—	894
Loss on debt extinguishment	—	4,408
Amortization of premium on derivative	63	153
Interest rate cap premium payment	—	(240)
Insurance proceeds for protection and indemnity claims	709	913
Change in assets and liabilities:
Increase in due from charterers	(5,750)	(9,078)
Increase in prepaid expenses and other current assets	(1,421)	(193)
Increase in inventories	(7,618)	(2,139)
Increase in accounts payable and accrued expenses	7,344	1,111
Increase in deferred revenue	4,383	6,020
Decrease in operating lease liabilities	(1,384)	(1,314)
Deferred drydock costs incurred	(22,262)	(1,885)
Net cash provided by operating activities	153,448	134,987

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(50,879)	(113,199)
Purchase of scrubbers (capitalized in Vessels)	—	(193)
Purchase of other fixed assets	(2,929)	(901)
Net proceeds from sale of vessels	—	36,696
Insurance proceeds for hull and machinery claims	293	295
Net cash used in investing activities	(53,515)	(77,302)

Cash flows from financing activities:
Proceeds from the $450 Million Credit Facility	—	350,000
Repayments on the $450 Million Credit Facility	(66,250)	(45,000)
Repayments on the $133 Million Credit Facility	—	(114,940)
Repayments on the $495 Million Credit Facility	—	(334,288)
Cash dividends paid	(82,713)	(7,175)
Payment of deferred financing costs	(11)	(5,474)
Net cash used in financing activities	(148,974)	(156,877)

Net decrease in cash, cash equivalents and restricted cash	(49,041)	(99,192)

Cash, cash equivalents and restricted cash at beginning of period	120,531	179,679
Cash, cash equivalents and restricted cash at end of period	$71,490	$80,487

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

At September 30, 2022, the Company’s fleet consisted of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,636,000 dwt and an average age of approximately 10.6 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of September 30, 2022 and December 31, 2021, and was formed to provide ship management services to the Company’s vessels. As of September 30, 2022 and December 31, 2021, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

At present, it is not possible to ascertain any future impact of COVID-19 on the Company’s operational and financial performance, which may take some time to materialize and may not be fully reflected in the results for 2022.  However, an increase in the severity or duration or a resurgence of the COVID-19 pandemic, any potential variants, the duration of China’s “zero-covid” policy and the timing of wide-scale vaccine distribution could have a material adverse effect on the Company’s business, results of operations, cash flows, financial condition, the carrying value of the Company’s assets, the fair values of the Company’s vessels, and the Company’s ability to pay dividends.

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2022.

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

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$65,532	$114,573
Restricted cash - current	5,643	5,643
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$71,490	$120,531

Bunker swap and forward fuel purchase agreements

From time to time, the Company may enter into fuel hedge agreements with the objective of reducing the risk of the effect of changing fuel prices. The Company has entered into bunker swap agreements and forward fuel purchase agreements. The Company’s bunker swap agreements and forward fuel purchase agreements do not qualify for hedge accounting treatment; therefore, any unrealized or realized gains and losses are recorded in the Condensed Consolidated Statements of Operations. Derivatives are Level 2 instruments in the fair value hierarchy.

During the three months ended September 30, 2022 and 2021, the Company recorded $326 and $84 of realized gains in other (expense) income, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded ($1,871) and $30 of unrealized (losses) gains in other (expense) income, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded $1,622 and $299 of realized gains in other (expense) income, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded ($112) and $81 of unrealized (losses) gains in other (expense) income, respectively. The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of September 30, 2022 and December 31, 2021 is $316 and $113 and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of September 30, 2022 and December 31, 2021 is $334 and $20 and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation for vessels during the three months ended September 30, 2022 and 2021 was $12,691 and $12,491, respectively. Depreciation for vessels during the nine months ended September 30, 2022 and 2021 was $37,286 and $36,305, respectively.

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

During the three months ended September 30, 2022, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $1,171. The decrease in depreciation expense resulted in a $0.03 increase to the basic and diluted net earnings per share during the three months ended September 30, 2022. The basic and diluted net earnings per share for the three months ended September 30, 2022 would have been $0.93 per share and $0.92 per share, respectively, if there were no change in the estimated scrap value.

During the nine months ended September 30, 2022, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $3,476. The decrease in depreciation expense resulted in a $0.09 and $0.08 increase to the basic and diluted net earnings per share, respectively, during the nine months ended September 30, 2022. The basic and diluted net earnings per share for the nine months ended September 30, 2022 would have been $2.98 per share and $2.95 per share, respectively, if there were no change in the estimated scrap value.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (loss) gain of ($4) and $176 during the three months ended September 30, 2022 and 2021, respectively, and $4,421 and $1,113 during the nine months ended September 30, 2022 and 2021, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

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

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2022, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,989 for the Purchase of vessels and ballast water treatment systems, including deposits, and $740 for the Purchase of other fixed assets. For the nine months ended September 30, 2022, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $777 for Cash dividends payable. Additionally, for the nine months ended September 30, 2022, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $463 for the Purchase of vessels and ballast water treatment systems, including deposits.

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

During the nine months ended September 30, 2022 and 2021, cash paid for interest, net of amounts capitalized, was $6,264 and $9,888, respectively, which was offset by $621 and $0 received as result of the interest rate cap agreements, respectively.

During the nine months ended September 30, 2022 and 2021, there was no cash paid for income taxes.

During the nine months ended September 30, 2022, the Company reclassified $18,543 from Deposits on vessels to Vessels, net of accumulated depreciation upon the delivery of the Genco Mary and the Genco Laddey. Refer to Note 4 — Vessel Acquisitions and Dispositions.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,672	$1,672

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On May 18, 2021, the Company entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29,170 each, that were renamed the Genco Mary and the Genco Laddey. The vessels were delivered to the Company on January 6, 2022. The Company used cash on hand to finance the purchase. As of December 31, 2021, deposits on vessels were $18,543. The remaining purchase price of $40,838 was paid during the nine months ended September 30, 2022 upon delivery of the vessels.

Capitalized interest expense associated with these newbuilding contracts for the three months ended September 30, 2022 and 2021 was $0 and $132, respectively, and $5 and $186 for the nine months ended September 30, 2022 and 2021, respectively.

Vessel Dispositions

As of September 30, 2022 and December 31, 2021, the Company recorded $5,643 of current restricted cash in the Condensed Consolidated Balance Sheets, representing the net proceeds from the sale of the Genco Provence on November 2, 2021 which served as collateral under the $450 Million Credit Facility. Pursuant to the $450 Million Credit Facility, the net proceeds received from the sale remained classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360-day period, the Company will be required to use the proceeds as a loan prepayment. On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend this period with regard to net proceeds from the sale of the Genco Provence until October 28, 2023. Refer also to Note 16 — Subsequent Events.

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

The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,529,865	42,095,211	42,361,797	42,047,115

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,529,865	42,095,211	42,361,797	42,047,115

Dilutive effect of stock options	223,998	442,617	359,249	291,317

Dilutive effect of restricted stock units	127,678	213,008	194,194	209,755

Weighted-average common shares outstanding, diluted	42,881,541	42,750,836	42,915,240	42,548,187

6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2022 and 2021, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2022	2021
Principal amount	$179,750	$246,000
Less: Unamortized deferred financing costs	(6,505)	(7,771)
Less: Current portion	—	—

Long-term debt, net	$173,245	$238,229

$450 Million Credit Facility

On August 3, 2021, the Company entered into the $450 Million Credit Facility, a five-year senior secured credit facility which is allocated between an up to $150,000 term loan facility and an up to $300,000 revolving credit facility which was used to refinance the Company’s two prior credit facilities into one facility.

As of September 30, 2022, there was $215,900 of availability under the $450 Million Credit Facility. Total debt repayments of $8,750 and $66,250 were made during the three and nine months ended September 30, 2022, respectively, under the $450 Million Credit Facility.

As of September 30, 2022, the Company was in compliance with all of the financial covenants under the $450 Million Credit Facility.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Effective Interest Rate	5.34%	3.47%	4.01%	3.28%
Range of Interest Rates (excluding unused commitment fees)	3.82 % to 5.27%	2.54 % to 3.38%	2.26 % to 5.27%	2.54 % to 3.38%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of September 30, 2022, the Company had three interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The three interest rate cap agreements were initially designated and qualified as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap are recorded within interest expense. As the forecasted interest payments hedged are not remote of occurring, the amounts in AOCI as of the date of dedesignation will be recognized over the remaining original hedge period. During the three and nine months ended September 30, 2022, the Company recorded a gain of $88 and $77, respectively, in interest expense for the portion of the interest rate caps not designated as a hedging instrument.

The following table summarizes the interest rate cap agreements in place as of September 30, 2022.

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

The Company recorded a $6,280 unrealized gain for the nine months ended September 30, 2022 in AOCI. The estimated income that is currently recorded in AOCI as of September 30, 2022 that is expected to be reclassified into earnings within the next twelve months is $5,534.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$2,276	$3,943	$6,923	$12,955

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$(626)	$—	$(676)	$—
Premium excluded and recognized on an amortized basis	41	43	139	153
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

The following table shows the interest rate cap assets as of September 30, 2022:

		September 30,	December 31,
	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments – current	$5,551	$—

Interest rate caps	Fair value of derivative instruments – noncurrent	$1,577	$1,166

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments – current	$173	$—

Interest rate caps	Fair value of derivative instruments – noncurrent	$82	$—

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized gains on cash flow hedges as of September 30, 2022.

AOCI — January 1, 2022	$825

Amount recognized in OCI on derivative, intrinsic	6,921
Amount recognized in OCI on derivative, excluded	(641)
Amount reclassified from OCI into income	—

AOCI — September 30, 2022	$7,105

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$65,532	$65,532	$114,573	$114,573
Restricted cash	5,958	5,958	5,958	5,958
Principal amount of floating rate debt	179,750	179,750	246,000	246,000

The carrying value of the borrowings under the $450 Million Credit Facility as of September 30, 2022 and December 31, 2021, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of September 30, 2022 and December 31, 2021 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three and nine months ended September 30, 2022 and 2021.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and nine months ended September 30, 2022 and 2021, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of September 30, 2022 and December 31, 2021.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$22,341	$9,399
Accrued general and administrative expenses	4,470	4,719
Accrued vessel operating expenses	12,020	15,838
Total accounts payable and accrued expenses	$38,831	$29,956

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended September 30, 2022 and 2021, the Company earned $135,970 and $155,252 of voyage revenues, respectively. For the nine months ended September 30, 2022 and 2021, the Company earned $409,961 and $363,851 of voyage revenues, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease revenue	$59,634	$46,327	$178,191	$96,783
Spot market voyage revenue	76,336	108,925	231,770	267,068
Total voyage revenues	$135,970	$155,252	$409,961	$363,851

12 – LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended September 30, 2022 and 2021 and $918 of sublease income recorded during the nine months ended September 30, 2022 and 2021. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and nine months ended September 30, 2022 and 2021, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 36 of its vessels.  The cost of these systems varies based on the size and specifications of each vessel and whether the systems will be installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $1.0 million for Capesize vessels and $0.6 million for Supramax vessels. These costs are capitalized and depreciated over the remainder of the life of the vessels.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $25,357 and $18,992 in Vessel assets in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively, related to BWTS additions. Excluding any installation fees, the Company expects to pay $390 during the remainder of 2022 for BWTS.

14 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2022	916,287	$9.02	$4.08
Granted	—	—	—
Exercised	(501,060)	9.94	5.16
Forfeited	—	—	—

Outstanding as of September 30, 2022	415,227	$7.91	$2.78

Exercisable as of September 30, 2022	221,336	$7.63	$2.63

The following table summarizes certain information about the options outstanding as of September 30, 2022:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2022			September 30, 2022
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	193,891	$8.22	3.81	221,336	$7.63	3.39

As of September 30, 2022 and December 31, 2021, a total of 415,227 and 916,287 stock options were outstanding, respectively.

Amortization of the unamortized stock-based compensation balance of $145 as of September 30, 2022 is expected to be expensed $56, $81 and $8 during the remainder of 2022 and during the years ending December 31, 2023 and 2024, respectively.

For the three and nine months ended September 30, 2022 and 2021, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$55	$152	$223	$483

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of September 30, 2022 and December 31, 2021, 612,300 and 478,848 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares of common stock will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three or five year anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2022:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2022	306,887	$9.65
Granted	250,688	19.87
Vested	(187,267)	11.02
Forfeited	—	—

Outstanding as of September 30, 2022	370,308	$15.88

The total fair value of the RSUs that vested during the nine months ended September 30, 2022 and 2021 was $3,837 and $1,814, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2022:

Unvested RSUs			Vested RSUs
September 30, 2022			September 30, 2022
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
370,308	$15.88	2.46	844,605	$10.47

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of September 30, 2022, unrecognized compensation cost of $3,475 related to RSUs will be recognized over a weighted-average period of 2.46 years.

For the three and nine months ended September 30, 2022 and 2021, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$785	$445	$2,133	$1,187

15 – LEGAL PROCEEDINGS

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

16 – SUBSEQUENT EVENTS

On November 9, 2022, the Company announced a regular quarterly dividend of $0.78 per share to be paid on or about November 28, 2022 to shareholders of record as of November 21, 2022. The aggregate amount of the dividend is expected to be approximately $33.3 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend the 360-day period that the net proceeds received from the sale of the Genco Provence may be held as restricted cash to finance a qualifying replacement vessel until October 28, 2023. Refer to Note 4 — Vessel Acquisitions and Dispositions for further information.

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

General

We are a New York City-based company incorporated in the Marshall Islands that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. Our fleet currently consists of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,636,000 deadweight tons (“dwt”) and an average age of approximately 10.7 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

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

Drawing on one of the strongest balance sheets in the drybulk industry, in April 2021 we announced a new comprehensive value strategy. This strategy is centered on three key pillars: compelling dividends, financial deleveraging and growth. During 2021, we executed this strategy by paying down $203 million of debt while expanding our core Ultramax fleet. Additionally, during 2022 to date, we have paid down an additional $66.3 million of debt. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. To support this strategy, we entered into an agreement for a new $450 Million Credit Facility under which we have used to globally refinance our prior credit facilities, thereby increasing flexibility, improving key terms and lowering our cash flow breakeven rates. Within this facility is a significant revolving credit facility that we can utilize. The first quarterly dividend under Genco’s value strategy was paid during the first quarter of 2022 based on the financial results from the fourth quarter of 2021.

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

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In 2022 to date, various regions in China have experienced additional waves of COVID-19 outbreaks for which the government chose to reinstate lockdown measures as part of the country’s “zero tolerance” policy. This has resulted in a reduction in demand for steel products and other commodities we carry, as well as continued disruptions throughout the supply chain. China has set a 2022 GDP growth forecast of around 5.5%. During the first half of 2022, China’s GDP growth came in under this level at 4.8% and 2.3% during the first quarter and second quarter of 2022, respectively, in part due to the impact of these government measures. The impact of these measures has continued into the third quarter of 2022. Towards the end of such quarter, the Chinese government began to ease its lockdown measures and continued to ease both fiscal and monetary policies to support the economy.

Our vessel operating expenses continued to be affected by higher than anticipated costs related to COVID-19 disruptions. The impact of COVID-19 on both our revenues and operating expenses remains highly dependent on the trajectory of COVID-19, potential variants, as well as vaccine distribution and efficacy, which remains uncertain.

The outlook for China and the rest of the world remains uncertain and depends in part on the path of COVID-19 and measures taken by governments around the world in response to it. In 2021, spot rates for Capesize and Supramax vessels reached levels not seen since 2010, and these firm levels, particularly for Supramax vessels, continued into the first half of 2022 despite various seasonal factors. During the third quarter of 2022, rates declined from highs seen earlier in the year, but remained at healthy levels. Global vaccination rates, vaccine effectiveness, and the onset of variants could impact the sustainability of this recovery in addition to drybulk specific seasonality described in further detail below. While the Chinese government has eased lockdown measures under its “zero tolerance” policy since reinstating them earlier this year, rolling lockdowns continue to materialize in Chinese provinces depending on the COVID-19 case counts in the particular region.

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

IMO 2020 Compliance

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”) of the International Maritime Organization (“IMO”) announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  Following an increase in fuel prices during 2021 coming off of 2020 lows, there was a further increase in fuel prices during the first half of 2022 due to oil supply disruptions as a result of the war in Ukraine. The price of fuel has begun to lower during the third quarter of 2022.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2022 and 2021 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,564.0	1,564.0	—	—%
Ultramax	1,380.0	970.0	410.0	42.3%
Supramax	1,104.0	1,201.3	(97.3)	(8.1)%
Handysize	—	—	—	—%

Total	4,048.0	3,735.3	312.7	8.4%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	114.3	43.3	71.0	164.0%
Supramax	187.9	289.8	(101.9)	(35.2)%
Handysize	—	—	—	—%

Total	302.2	333.1	(30.9)	(9.3)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,354.7	1,564.0	(209.3)	(13.4)%
Ultramax	1,480.1	997.1	483.0	48.4%
Supramax	1,270.8	1,487.3	(216.5)	(14.6)%
Handysize	—	—	—	—%

Total	4,105.6	4,048.4	57.2	1.4%

Available days (owned fleet) (4)
Capesize	1,354.7	1,564.0	(209.3)	(13.4)%
Ultramax	1,365.8	953.8	412.0	43.2%
Supramax	1,082.9	1,197.5	(114.6)	(9.6)%
Handysize	—	—	—	—%

Total	3,803.4	3,715.3	88.1	2.4%

Operating days (5)
Capesize	1,334.9	1,545.3	(210.4)	(13.6)%
Ultramax	1,465.8	981.6	484.2	49.3%
Supramax	1,247.0	1,463.5	(216.5)	(14.8)%
Handysize	—	—	—	—%

Total	4,047.7	3,990.4	57.3	1.4%

Fleet utilization (6)
Capesize	97.4%	98.8%	(1.4)%	(1.4)%
Ultramax	98.8%	96.9%	1.9%	2.0%
Supramax	96.5%	98.1%	(1.6)%	(1.6)%
Handysize	—%	—%	—%	—%

Fleet average	97.6%	98.1%	(0.5)%	(0.5)%

	For the Three Months Ended
	September 30,		Increase
	2022	2021	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$19,233	$30,809	$(11,576)	(37.6)%
Ultramax	27,295	23,271	4,024	17.3%
Supramax	24,486	31,996	(7,510)	(23.5)%
Handysize	—	—	—	—%

Fleet average	23,624	29,287	(5,663)	(19.3)%
Major bulk vessels	19,233	30,809	(11,576)	(37.6)%
Minor bulk vessels	26,052	28,180	(2,128)	(7.6)%

Daily vessel operating expenses (8)
Capesize	$5,329	$6,092	$(763)	(12.5)%
Ultramax	5,294	5,792	(498)	(8.6)%
Supramax	5,887	5,515	372	6.7%
Handysize	—	—	—	—%

Fleet average	5,457	5,833	(376)	(6.4)%

	For the Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,641.0	4,641.0	—	—%
Ultramax	4,084.9	2,520.8	1,564.1	62.0%
Supramax	3,276.0	3,890.5	(614.5)	(15.8)%
Handysize	—	227.5	(227.5)	(100.0)%

Total	12,001.9	11,279.8	722.1	6.4%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	304.5	387.5	(83.0)	(21.4)%
Supramax	454.2	732.3	(278.1)	(38.0)%
Handysize	—	—	—	—%

Total	758.7	1,119.8	(361.1)	(32.2)%

Available days (owned & chartered-in fleet) (3)
Capesize	3,965.1	4,583.4	(618.3)	(13.5)%
Ultramax	4,272.5	2,883.5	1,389.0	48.2%
Supramax	3,594.3	4,594.1	(999.8)	(21.8)%
Handysize	—	227.5	(227.5)	(100.0)%

Total	11,831.9	12,288.5	(456.6)	(3.7)%

Available days (owned fleet) (4)
Capesize	3,965.1	4,583.4	(618.3)	(13.5)%
Ultramax	3,968.0	2,496.0	1,472.0	59.0%
Supramax	3,140.1	3,861.8	(721.7)	(18.7)%
Handysize	—	227.5	(227.5)	(100.0)%

Total	11,073.2	11,168.7	(95.5)	(0.9)%

Operating days (5)
Capesize	3,886.4	4,549.2	(662.8)	(14.6)%

	For the Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)	% Change
Ultramax	4,227.1	2,854.5	1,372.6	48.1%
Supramax	3,494.9	4,513.3	(1,018.4)	(22.6)%
Handysize	—	191.3	(191.3)	(100.0)%

Total	11,608.4	12,108.3	(499.9)	(4.1)%

Fleet utilization (6)
Capesize	97.0%	99.1%	(2.1)%	(2.1)%
Ultramax	97.4%	98.2%	(0.8)%	(0.8)%
Supramax	94.2%	97.6%	(3.4)%	(3.5)%
Handysize	—%	84.1%	(84.1)%	(100.0)%

Fleet average	96.3%	98.1%	(1.8)%	(1.8)%

	For the Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$23,457	$22,829	$628	2.8%
Ultramax	27,308	18,365	8,943	48.7%
Supramax	25,526	20,605	4,921	23.9%
Handysize	—	8,503	(8,503)	(100.0)%

Fleet average	25,425	20,761	4,664	22.5%
Major bulk vessels	23,457	22,829	628	2.8%
Minor bulk vessels	26,522	19,322	7,200	37.3%

Daily vessel operating expenses (8)
Capesize	$6,249	$5,590	$659	11.8%
Ultramax	5,707	5,194	513	9.9%
Supramax	8,017	4,961	3,056	61.6%
Handysize	—	5,617	(5,617)	(100.0)%

Fleet average	6,545	5,286	1,259	23.8%

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

(7) Time charter equivalent. We define time charter equivalent (“TCE”) rates as our voyage revenues less voyage expenses, charter-hire expenses and realized gains or losses on fuel hedges, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Voyage revenues (in thousands)	$135,970	$155,252	$42,011	$68,068	$93,959	$87,184
Voyage expenses (in thousands)	39,496	37,797	15,957	19,883	23,539	17,914
Charter hire expenses (in thousands)	6,952	8,644	—	—	6,952	8,644
Realized gain on fuel hedges (in thousands)	326	—	—	—	326	—
	89,848	108,811	26,054	48,185	63,794	60,626
Total available days for owned fleet	3,803	3,715	1,355	1,564	2,449	2,151
Total TCE rate	$23,624	$29,287	$19,233	$30,809	$26,052	$28,180

	Entire Fleet		Major Bulk		Minor Bulk
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Voyage revenues (in thousands)	$409,961	$363,851	$139,710	$160,346	$270,251	$203,505
Voyage expenses (in thousands)	110,420	109,572	46,702	55,710	63,718	53,862
Charter hire expenses (in thousands)	19,633	22,405	—	—	19,633	22,405
Realized gain on fuel hedges (in thousands)	1,622	—	—	—	1,622	—
	281,530	231,874	93,008	104,636	188,522	127,238
Total available days for owned fleet	11,073	11,169	3,965	4,583	7,108	6,585
Total TCE rate	$25,425	$20,761	$23,457	$22,829	$26,522	$19,322

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2022 and 2021 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2022	2021	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$135,970	$155,252	$(19,282)	(12.4)%

Total revenues	135,970	155,252	(19,282)	(12.4)%

Operating Expenses:
Voyage expenses	39,496	37,797	1,699	4.5%
Vessel operating expenses	22,090	21,788	302	1.4%
Charter hire expenses	6,952	8,644	(1,692)	(19.6)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $840 and $597, respectively)	5,911	5,659	252	4.5%
Technical management fees	761	1,631	(870)	(53.3)%
Depreciation and amortization	15,582	14,200	1,382	9.7%
Loss on sale of vessels	—	159	(159)	(100.0)%

Total operating expenses	90,792	89,878	914	1.0%

Operating income	45,178	65,374	(20,196)	(30.9)%
Other expense, net	(4,130)	(8,242)	4,112	(49.9)%

Net income	$41,048	$57,132	$(16,084)	(28.2)%
Less: Net income attributable to noncontrolling interest	220	—	220	100.0%
Net income attributable to Genco Shipping & Trading Limited	$40,828	$57,132	$(16,304)	(28.5)%

Earnings per share - basic	$0.96	$1.36	$(0.40)	(29.4)%
Earnings per share - diluted	$0.95	$1.34	$(0.39)	(29.1)%
Weighted average common shares outstanding - basic	42,529,865	42,095,211	434,654	1.0%
Weighted average common shares outstanding - diluted	42,881,541	42,750,836	130,705	0.3%

EBITDA (1)	$58,394	$75,250	$(16,856)	(22.4)%

	For the Nine Months Ended
	September 30,
	2022	2021	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$409,961	$363,851	$46,110	12.7%

Total revenues	409,961	363,851	46,110	12.7%

Operating Expenses:
Voyage expenses	110,420	109,572	848	0.8%
Vessel operating expenses	78,567	59,622	18,945	31.8%
Charter hire expenses	19,633	22,405	(2,772)	(12.4)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,356 and $1,670, respectively)	18,334	17,616	718	4.1%
Technical management fees	2,378	4,400	(2,022)	(46.0)%
Depreciation and amortization	44,162	41,409	2,753	6.6%
Loss on sale of vessels	—	894	(894)	(100.0)%

Total operating expenses	273,494	255,918	17,576	6.9%

Operating income	136,467	107,933	28,534	26.4%
Other expense	(5,929)	(16,779)	10,850	(64.7)%

Net income	$130,538	$91,154	$39,384	43.2%
Less: Net income attributable to noncontrolling interest	639	—	639	100.0%
Net income attributable to Genco Shipping & Trading Limited	$129,899	$91,154	$38,745	42.5%

Earnings per share - basic	$3.07	$2.17	0.90	41.5%
Earnings per share - diluted	$3.03	$2.14	0.89	41.6%
Weighted average common shares outstanding - basic	42,361,797	42,047,115	314,682	0.7%
Weighted average common shares outstanding - diluted	42,915,240	42,548,187	367,053	0.9%

EBITDA (1)	$180,607	$145,374	$35,233	24.2%

(1)	EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to Genco Shipping & Trading Limited	$40,828	$57,132	$129,899	$91,154
Net interest expense	1,984	3,918	6,546	12,811
Income tax expense	—	—	—	—
Depreciation and amortization	15,582	14,200	44,162	41,409

EBITDA (1)	$58,394	$75,250	$180,607	$145,374

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of November 8, 2022:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	November 2022	Voyage
Genco Tiberius	2007	November 2022	Voyage
Genco London	2007	December 2022	Voyage
Genco Titus	2007	November 2022	Voyage
Genco Constantine	2008	December 2022	Voyage
Genco Hadrian	2008	October 2022	Voyage
Genco Commodus	2009	November 2022	Voyage
Genco Maximus	2009	September 2023	$27,500
Genco Claudius	2010	January 2023	94% of BCI
Genco Tiger	2011	December 2022	Voyage
Baltic Lion	2012	December 2022	Voyage
Baltic Bear	2010	December 2022	Voyage
Baltic Wolf	2010	June 2023	$30,250
Genco Resolute	2015	January 2023	121% of BCI
Genco Endeavour	2015	November 2022	Voyage
Genco Defender	2016	February 2023	121% of BCI
Genco Liberty	2016	November 2022	Voyage

Ultramax Vessels
Baltic Hornet	2014	April 2023	$24,000
Baltic Wasp	2015	June 2023	$25,500

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Baltic Scorpion	2015	March 2023	$30,500
Baltic Mantis	2015	December 2022	$27,400
Genco Weatherly	2014	December 2022	$18,000
Genco Columbia	2016	December 2022	$23,500
Genco Magic	2014	November 2022	Voyage
Genco Vigilant	2015	January 2023	$24,000
Genco Freedom	2015	March 2023	$23,375
Genco Enterprise	2016	December 2022	$23,000
Genco Constellation	2017	December 2022	$33,000
Genco Madeleine	2014	December 2022	$20,000
Genco Mayflower	2017	December 2022	Voyage
Genco Mary	2022	November 2022	$31,500
Genco Laddey	2022	December 2022	$21,500

Supramax Vessels
Genco Predator	2005	December 2022	$25,000
Genco Warrior	2005	November 2022	Voyage
Genco Hunter	2007	December 2022	$25,000
Genco Aquitaine	2009	December 2022	$18,250
Genco Ardennes	2009	November 2022	Voyage
Genco Auvergne	2009	December 2022	Voyage
Genco Bourgogne	2010	November 2022	$18,000
Genco Brittany	2010	December 2022	Voyage
Genco Languedoc	2010	November 2022	$23,750
Genco Picardy	2005	November 2022	$25,000
Genco Pyrenees	2010	December 2022	Voyage
Genco Rhone	2011	December 2022	$27,000
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

VOYAGE REVENUES-

For the three months ended September 30, 2022, voyage revenues decreased by $19.3 million, or 12.4%, to $136.0 million as compared to $155.3 million for the three months ended September 30, 2021. The decrease in voyage revenues was primarily due to lower rates achieved by our major bulk vessels, partially offset by a net increase in revenue earned by our minor bulk vessels primarily due to the delivery of six Ultramax vessels during the second half of 2021 and first quarter of 2022. In the third quarter of 2022, drybulk freight rates continued to remain firm, but were lower than levels seen during the first half of 2022. This was primarily due to lockdowns in China relating to the country’s COVID-19 policy, an unwinding of port congestion, lackluster Brazilian iron ore exports, as well as challenges due to macroeconomic conditions as a result of Russia’s war in Ukraine. On February 24, 2022, Russia invaded Ukraine leading to what is now a multi-month war and a humanitarian crisis. The impact to date on the drybulk market has been a redirection of cargo flows particularly for coal and grain shipments lengthening ton miles, higher commodity prices, slower vessel speeds due to increased fuel prices, an urgency to secure commodities given the tightness in the global energy complex as well as global grain supplies, and sanctions on various Russian exports. Future developments regarding Russia’s war in Ukraine, as well as China in relation to the country’s COVID-19 response measures, could continue to affect the drybulk industry and our business in an unpredictable manner. Currently, the freight market has rebounded from August lows and is at firm levels for both Capesize and Supramax vessels.

The average TCE rate of our overall fleet decreased 19.3% to $23,624 a day during the third quarter of 2022 from $29,287 a day during the third quarter of 2021. The TCE for our major bulk vessels decreased by 37.6% from $30,809 a day during the third quarter of 2021 to $19,233 a day during the third quarter of 2022. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels decreased by 7.6% from $28,180 a day during the third quarter of 2021 to $26,052 a day during the third quarter of 2022 primarily a result of lower rates achieved by our Supramax vessels.

For the three months ended September 30, 2022 and 2021, we had 4,048.0 and 3,735.3 ownership days, respectively. The increase in ownership days was due to the delivery of six Ultramax vessels during the second half of 2021 and the first quarter of 2022, partially offset by the sale of two Supramax vessels during the second half of 2021. Fleet utilization decreased from 98.1% during the third quarter of 2021 to 97.6% during the third quarter of 2022 primarily due to additional repair periods for our Supramax vessels and scheduled drydockings for our Capesize vessels.

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

Voyage expenses were $39.5 million and $37.8 million during the three months ended September 30, 2022 and 2021, respectively. This increase was primarily due to higher bunker consumption for our minor bulk vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased marginally by $0.3 million from $21.8 million during the three months ended September 30, 2021 to $22.1 million during the three months ended September 30, 2022.

Average daily vessel operating expenses (“DVOE”) for our fleet decreased to $5,457 per vessel per day for the three months ended September 30, 2022 from $5,833 per day for the three months ended September 30, 2021. The decrease in daily vessel operating expense was primarily due to lower crew costs, including COVID-19 related expenses, as we have transitioned our crews from Chinese to Indian and Filipino crews. In addition, our spares and stores expenses were lower for the third quarter of 2022 as compared to the same period in 2021, partially offset by higher repair and maintenance as well as lube costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2022 were $507 above the third quarter 2022 budget of $4,950 per vessel per day. Based on estimates provided by our technical managers, our DVOE budget for the fourth quarter of 2022 is $5,150 per vessel per day on a fleet-wide basis, which includes an estimated amount for COVID-19 related expenses. However, the potential impacts of COVID-19 and the war in Ukraine are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

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

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $1.7 million from $8.6 million during the three months ended September 30, 2021 to $7.0 million during the three months ended September 30, 2022. The decrease was primarily due to a decrease in chartered-in days, as well as lower charter-in hire rates.

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

For the three months ended September 30, 2022 and 2021, general and administrative expenses were $5.9 million and $5.7 million, respectively. The increase was primarily due to an increase in nonvested stock amortization expenses, partially offset by lower legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees include the direct costs incurred by GSSM for the technical management of the vessels under its management. Additionally, prior to the transfer of our vessels to GSSM for technical management, we incurred management fees payable to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees were $0.8 million and $1.6 million during the three months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to the savings realized by transferring the management of the vessels in our fleet to GSSM during the second half of 2021 and the nine months ended September 30, 2022.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.4 million to $15.6 million during the three months ended September 30, 2022 as compared to $14.2 million during the three months ended September 30, 2021. This increase was primarily due to an increase in drydocking amortization expense for the major bulk vessels that completed their respective drydockings during the nine months ended September 30, 2022.

LOSS ON SALE OF VESSELS-

During the three months ended September 30, 2021, we recorded a net loss on sale of vessels of $0.2 million related primarily to the sale of the Genco Lorraine. There were no vessel sales during the three months ended September 30, 2022.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $1.9 million from $3.9 million during the three months ended September 30, 2021 to $2.0 million during the three months ended September 30, 2022. Net interest expense during the three months ended September 30, 2022 and 2021 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was due to a $1.7 million decrease in interest expense primarily as a result of lower outstanding debt and settlement payments received under our interest rate cap agreements.

OTHER (EXPENSE) INCOME –

Other (expense) income fluctuated by $2.2 million from $0.1 million of other income during the three months ended September 30, 2021 to $2.1 million of other expense during the three months ended September 30, 2022. The fluctuation was primarily due to a change in the unrealized gains (losses) related to our bunker swap and forward fuel purchase agreements as a result of the decreasing prices of fuel during the third quarter 2022.

LOSS ON DEBT EXTINGUISHMENT –

During the three months ended September 30, 2021, we recorded a $4.4 million loss on debt extinguishment as a result of the refinancing of our $495 Million Credit Facility and $133 Million Credit Facility with the $450 Million Credit Facility on August 31, 2021.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

VOYAGE REVENUES-

For the nine months ended September 30, 2022, voyage revenues increased by $46.1 million, or 12.7%, to $410.0 million as compared to $363.9 million for the nine months ended September 30, 2021. The increase in voyage revenues was primarily due to higher rates achieved by our minor bulk vessels, partially offset by lower revenue earned by our major bulk vessels primarily due to a decrease in available days due to scheduled drydockings. Refer to the discussion above included under the section “Three months ended September 30, 2022 compared to the three months ended September 30, 2021 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet increased 22.5% to $25,425 a day during the nine months ended September 30, 2022 from $20,761 a day during the nine months ended September 30, 2021. The TCE for our major bulk vessels increased marginally by 2.8% from $22,829 a day during the nine months ended September 30, 2021 to $23,457 a day during the nine months ended September 30, 2022. This increase was primarily a result of higher rates achieved by our Capesize vessels partially offset by a decrease in available days due to scheduled drydockings. The TCE for our minor bulk vessels increased by 37.3% from $19,322 a day during the nine months ended September 30, 2021 to $26,522 a day during the nine months ended September 30, 2022 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

For the nine months ended September 30, 2022 and 2021, we had 12,001.9 and 11,279.8 ownership days, respectively. Fleet utilization decreased from 98.1% during the nine months ended September 30, 2021 to 96.3% during the nine months ended September 30, 2022 primarily due to additional offhire and repair periods for our Supramax vessels, in addition to scheduled drydocking for some of our Capesize vessels.

VOYAGE EXPENSES-

Voyage expenses did not fluctuate significantly and were $110.4 million and $109.6 million during the nine months ended September 30, 2022 and 2021, respectively.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $18.9 million from $59.6 million during the nine months ended September 30, 2021 to $78.6 million during the nine months ended September 30, 2022. The increase was primarily due to higher crew expenses as a result of increased crew wages, COVID-19 related expenses and disruptions, and the timing of crew changes. Higher repair and maintenance costs on certain vessels and, to a lesser degree, an increase in the purchase of initial stores and spare parts also contributed to this increase. COVID-19 expenses were higher during the nine months ended September 30, 2022 due to costs associated with repatriating Chinese crew during heightened zero COVID policies in China as we transitioned to Indian and Filipino crews for our fleet. We completed the transition of our crews during the second quarter of 2022 and therefore anticipate crew expenses to decrease during the remainder of the year. Additionally, we experienced higher repair and maintenance costs on certain vessels, as well as an increase in the purchase of initial stores and spare parts as we completed the transition of vessels to our new technical management joint venture through the nine months ended September 30, 2022. We have replenished our vessels’ stores and spare parts after our joint venture took over the technical management of our fleet. Given the foregoing, we expect our operating expenses to stabilize during the fourth quarter.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,545 per vessel per day for the nine months ended September 30, 2022 from $5,286 per day for the nine months ended September 30, 2021. The increase in daily vessel operating expense was primarily due to COVID-19 related expenditures and higher crew related expenses. As we completed the transition of vessels to our new technical management joint venture through the first half of the year, higher repair and maintenance costs on certain vessels, and, to a lesser degree, an increase in the purchase of initial stores and spare parts and general inflationary pressures, also contributed to this increase. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Based on estimates provided by our technical managers, our DVOE budget for the fourth quarter of 2022 is $5,150 per vessel per day on a fleet-wide basis, which includes an estimated amount for COVID-19 related expenses. However, the potential impacts of COVID-19 and the war in Ukraine are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $2.8 million from $22.4 million during the nine months ended September 30, 2021 to $19.6 million during the nine months ended September 30, 2022. The decrease was primarily due to a decrease in chartered-in days, partially offset by higher charter in rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2022 and 2021, general and administrative expenses were $18.3 million and $17.6 million, respectively. The increase was primarily due to an increase in nonvested stock amortization expense and travel related expenditures, partially offset by lower legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $2.4 million and $4.4 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to the savings realized by transferring the management of the vessels in our fleet to GSSM during the second half of 2021 and nine months ended September 30, 2022.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $2.8 million to $44.2 million during the nine months ended September 30, 2022 as compared to $41.4 million during the nine months ended September 30, 2021. This increase was primarily due to an increase in drydocking amortization expense for the major bulk vessels that completed their respective drydockings during the nine months ended September 30, 2022. Additionally, there was an increase in the depreciation expense related to our vessel assets due to the delivery of six Ultramax vessels during the second half of 2021 and the first quarter of 2022, partially offset by a $3.5 million decrease in depreciation due to the increase in the estimated scrap value of the vessels from $310 per lwt to $400 per lwt effective January 1, 2022. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the increase in the scrap value.

LOSS ON SALE OF VESSELS-

During the nine months ended September 30, 2021, we recorded a net loss on sale of vessels of $0.9 million related primarily to the sale of the Baltic Panther, the Baltic Hare, the Baltic Cougar, the Baltic Leopard and the Genco Lorraine, as well as net losses associated with the exchange of the Baltic Cove, the Baltic Fox, the Genco Spirit, the Genco Avra and the Genco Mare. There were no vessel sales during the nine months ended September 30, 2022.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $6.3 million from $12.8 million during the nine months ended September 30, 2021 to $6.5 million during the nine months ended September 30, 2022. Net interest expense during the nine months ended September 30, 2022 and 2021 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to a decrease in interest expense due to a decrease in the average outstanding debt and settlement payments received under our interest rate cap agreements. Additionally, there was a decrease in the amortization of deferred financing costs due to the refinancing of our credit facilities on August 31, 2021.

OTHER (EXPENSE) INCOME –

Other income increased marginally by $0.2 million from $0.4 million during the nine months ended September 30, 2021 to $0.6 million during the nine months ended September 30, 2022.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $65.5 million as of September 30, 2022 in addition to the $215.9 million availability under the revolver of the $450 Million Credit Facility as of September 30, 2022, which compares to a minimum liquidity requirement under our credit facility of approximately $22 million as of the date of this report. Given anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”) and fuel efficiency upgrade costs of $7.7 million and $5.7 million during the remainder of 2022 and 2023, respectively, as well as any quarterly dividend payments, we anticipate continuing to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the current COVID-19 pandemic, the war in Ukraine, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all. During the third quarter of 2022, the Company made an $8.8 million voluntary debt prepayment, resulting in a reduced cash flow breakeven rate from previous levels. The $8.8 million was the previously announced quarterly debt reduction payment as part of our plan to reduce our debt. This amount was deducted from operating cash flow in our third quarter 2022 dividend payment. Currently there will be no mandatory debt repayments until we must repay $179.8 million in 2026. Although we do not have any mandatory debt repayments until 2026, we intend to continue to pay down debt on a voluntary basis with a medium term goal of zero net debt.

As of September 30, 2022, the $450 Million Credit Facility contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under each such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

On November 8, 2022, we entered into an agreement with the lenders under the $450 Million Credit Facility to extend the 360-day period for which we may set aside net proceeds from the sale of the Genco Provence to finance a qualifying replacement vessel until October 28, 2023. Refer to Note 16 — Subsequent Events.

As of September 30, 2022, we were in compliance with all financial covenants under the $450 Million Credit facility.

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

On November 9, 2022, we announced a quarterly dividend of $0.78 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was $153.4 million and $135.0 million, respectively. This increase in cash provided by operating activities was primarily due to higher rates achieved by our minor bulk vessels partially offset by lower revenue earned by our major bulk vessels and changes in working capital, as well as a decrease in interest expense. These increases in cash provided by operating activities were partially offset by an increase in drydocking costs incurred.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $53.5 million and $77.3 million, respectively. This decrease was primarily due to a $62.3 million decrease in the purchase of vessels. The purchase of vessels during the nine months ended September 30, 2022 is primarily as a result of the delivery of two Ultramax vessels that delivered during the first quarter of 2022. The purchase of vessels during the nine months ended September 30, 2021 primarily includes the purchase prices of four Ultramax vessels that delivered during the third quarter of 2021, as well as deposits made for the two aforementioned Ultramax vessels that delivered during the first quarter of 2022. This decrease was partially offset by a $36.7 million decrease in net proceeds from the sale of vessels as there were no vessels sold during the nine months ended September 30, 2022.

Net cash used in financing activities during the nine months ended September 30, 2022 and 2021 was $149.0 million and $156.9 million, respectively.  The decrease was primarily due to the refinancing of our prior credit facilities with the $450 Million Credit Facility on August 31, 2021. During the nine months ended September 30, 2022, the decrease in total net cash used in financing activities related to our credit facilities was $78.0 million as compared to the same period in 2021. Additionally, there was a $5.5 million decrease in deferred financing costs paid in relation to the $450 Million Credit Facility during the nine months ended September 30, 2022. These decreases were partially offset by a $75.5 million increase in the payment of dividends during the nine months ended September 30, 2022 as compared to the same period during 2021.

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

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2022, we had three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At September 30, 2022, the total notional principal amount of the interest rate cap agreements is $200.0 million.

Refer to the table in Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of September 30, 2022.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2022 and December 31, 2021.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 36 of our vessels.  The cost of these systems will vary based on the size and specifications of each vessel and whether the systems will be installed in China.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $1.0 million for Capesize vessels and $0.6 million for Supramax vessels. The BWTS will be installed during a vessel’s scheduled drydocking and these costs will be capitalized and depreciated over the remainder of the life of the vessel.  During the nine months ended September 30, 2022, we completed the installation of BWTS on eight of our vessels. Additionally, during the years ended December 31, 2020 and 2019, we completed the installation of BWTS on nine and 17 of our vessels, respectively.  Eleven of these vessels have since been sold. There were no BWTS installations completed during 2021. We anticipate that we will complete the installation of BWTS on two vessels during the remainder of 2022 and first quarter of 2023. We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2023 to be:

Year	Estimated Drydocking Cost	Estimated BWTS Cost	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

October 1 - December 31, 2022	$5.5	$0.5	$1.7	99
2023	$4.8	$0.5	$0.4	139

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

During the nine months ended September 30, 2022 and 2021, we incurred a total of $22.3 million and $1.9 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydockings for eleven of our vessels during the nine months ended September 30, 2022, of which three began during the fourth quarter of 2021 and did not complete until the first quarter of 2022. In addition to these vessels, we estimate that four of our vessels will be drydocked during the remainder of 2022 and four of our vessels will be drydocked during 2023.

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

There were no impairment losses incurred during the three and nine months ended September 30, 2022 and 2021.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $450 Million Credit Facility as of September 30, 2022. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $450 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2022 and December 31, 2021. Vessels have been grouped according to their collateralized status as of September 30, 2022 and does not include any vessels held for sale or held for exchange.

As of September 30, 2022 and December 31, 2021, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were higher than their carrying values at September 30, 2022 and December 31, 2021, respectively, with the exception of eleven of our Capesize vessels.

The amount by which the carrying value at September 30, 2022 of eleven of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $6.9 million to $10.1 million per vessel, and $89.3 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2021 of eleven of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.3 million to $7.0 million per vessel, and $62.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $8.1 million at September 30, 2022 and $5.7 million as of December 31, 2021. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2022	2021
$450 Million Credit Facility
Genco Commodus	2009	2009	$33,735	$35,200
Genco Maximus	2009	2009	33,774	35,215

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2022	2021
Genco Claudius	2010	2009	35,372	36,872
Baltic Bear	2010	2010	35,185	36,666
Baltic Wolf	2010	2010	35,496	36,948
Baltic Lion	2009	2013	30,141	29,971
Genco Tiger	2010	2013	28,422	28,658
Baltic Scorpion	2015	2015	22,702	23,456
Baltic Mantis	2015	2015	22,944	23,701
Genco Hunter	2007	2007	7,867	7,788
Genco Warrior	2005	2007	6,605	6,909
Genco Aquitaine	2009	2010	8,341	8,588
Genco Ardennes	2009	2010	8,342	8,591
Genco Auvergne	2009	2010	8,352	8,597
Genco Bourgogne	2010	2010	9,022	9,299
Genco Brittany	2010	2010	9,025	9,303
Genco Languedoc	2010	2010	9,026	9,304
Genco Picardy	2005	2010	7,012	7,347
Genco Pyrenees	2010	2010	9,072	9,311
Genco Rhone	2011	2011	10,314	10,512
Genco Constantine	2008	2008	32,074	32,152
Genco Augustus	2007	2007	29,815	30,822
Genco London	2007	2007	29,602	29,708
Genco Titus	2007	2007	30,242	30,503
Genco Tiberius	2007	2007	29,568	30,161
Genco Hadrian	2008	2008	31,787	32,570
Genco Predator	2005	2007	6,929	7,266
Baltic Hornet	2014	2014	21,304	22,022
Baltic Wasp	2015	2015	21,546	22,275
Genco Endeavour	2015	2018	40,938	42,207
Genco Resolute	2015	2018	41,271	42,507
Genco Columbia	2016	2018	23,718	24,484
Genco Weatherly	2014	2018	19,148	19,806
Genco Liberty	2016	2018	44,402	45,760
Genco Defender	2016	2018	44,427	45,792
Genco Magic	2014	2020	14,014	14,381
Genco Vigilant	2015	2021	15,036	15,476
Genco Freedom	2015	2021	15,134	15,577
Genco Enterprise	2016	2021	20,010	20,591
TOTAL			$881,714	$906,296
Unencumbered
Genco Madeleine	2014	2021	22,517	23,266
Genco Constellation	2017	2021	25,158	25,574
Genco Mayflower	2017	2021	25,577	26,005
Genco Laddey	2022	2022	29,573	—
Genco Mary	2022	2022	29,615	—
			$132,440	$74,845
Consolidated Total			$1,014,154	$981,141

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held three interest rate cap agreements as of September 30, 2022 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at September 30, 2022 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements, which summarizes the interest rate caps in place as of September 30, 2022.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at September 30, 2022 is $7.4 million, of which $5.7 million has been classified as a current asset and $1.7 million has been classified as a noncurrent asset on the balance sheet.  As of September 30, 2022, the Company has accumulated other comprehensive income (“AOCI”) of $7.1 million related to the interest rate cap agreements.  At September 30, 2022, $5.5 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. During the three and nine months ended September 30, 2022 and 2021, we were subject to the following interest rates on the outstanding debt under our credit facilities:

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

A 1% increase in LIBOR would result in an increase of $1.6 million in interest expense for the nine months ended September 30, 2022.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of September 30, 2022, we held three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. The total notional amount of the caps at September 30, 2022 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements which summarizes the interest rate caps in place as of September 30, 2022.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2021 10-K as updated in our quarterly report on 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022, which could materially affect our business, financial condition or future results. Below is an update to the risk factor entitled, “Terrorist attacks and other acts of violence or war may have an adverse effect on our business,”:

On July 23, 2022, Ukraine claimed that Russia attacked the port city of Odesa less than 24 hours after both countries had entered into an agreement to resume shipments of Ukrainian grain. While the shipment of grain has commenced from Odesa and other Ukrainian ports after these events, future prospects for Ukrainian grain shipments, the impact on drybulk markets for the shipment of grain and other cargoes, and the effect on our business, financial condition, and results of operations remain unpredictable. Grain flows have materialized, although at lower than normal levels for this time of year out of Ukraine. After recently suspending its participation in the agreement, Russia announced it was renewing its participation on November 2, 2022. The agreement is due to expire on November 19, 2022, but discussions to extend it are reportedly ongoing.

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September30, 2022 and December 31, 2021 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: November 9, 2022	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 9, 2022	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)