Form 10-K
period 2022-12-31
GENCO SHIPPING & TRADING LTD
filed 2023-02-22
CIK 1326200

ce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $19.32 per share as of June 30, 2022 was approximately $719.5 million. The registrant has no non-voting common equity issued and outstanding. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 22, 2023 was 42,327,181 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022, are incorporated by reference in Part III herein.

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

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy, including without limitation the ongoing war in Ukraine; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to  realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2023 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our new dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; (xxiii) those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a New York City-based company incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 44 drybulk carriers, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers, and twelve Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,636,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 11.0 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers. Of the vessels in our fleet, 18 are currently on spot market voyage charters, 20 are on fixed-rate time charter contracts, four are on spot market-related time charters, and we are currently time chartering-in three third party vessels.

See pages 5 – 6 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category and the other vessel classes, including Ultramax and Supramax vessels, represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore and coal, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, bauxite, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment, index-linked time charters as well as opportunistically booking longer term fixed-rate coverage. Our fleet deployment strategy currently is weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer term time charter contracts or contracts of affreightment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook. Furthermore, we have also transported containers on select vessels on an opportunistic basis. We will continue to explore the possibility of transporting containers on board select vessels from time to time, which could provide additional flexibility for vessel fixture options, primarily for backhaul trades.

Drawing on one of the strongest balance sheets in the drybulk industry, in April 2021 we announced a new comprehensive value strategy. This strategy is centered on three key pillars: compelling dividends, financial deleveraging and growth. During 2021, we executed this strategy by paying down $203 million of debt while expanding our core Ultramax fleet. Additionally, during 2022, we paid down an additional $75 million of debt, bringing our debt outstanding to $171 million, a 62% reduction from January 1, 2021. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. To support this strategy, in August 2021, we closed on a new $450 Million Credit Facility which we used to refinance our prior credit facilities, thereby increasing flexibility, improving key terms and lowering our cash flow breakeven rates. Within this facility is a significant revolving credit facility that we can utilize, of which $212.9 million is undrawn as of December 31, 2022. The first quarterly dividend under Genco’s value strategy was paid during the first quarter of 2022 based on the financial results from the fourth quarter of 2021. Since the fourth quarter of 2021 through the fourth quarter of 2022, we have declared cumulative dividends under our value strategy of $3.24 per share.

In line with our value strategy, we will continue to focus on the following specific priorities for 2023:

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. In September 2021, we entered into a joint venture named GS Shipmanagement Pte. Ltd (“GSSM”) with Synergy Marine Pte. Ltd. (“Synergy”), one of our previous technical managers. GSSM currently provides the technical management to all 44 vessels in our fleet. GSSM aims to provide a unique and differentiated service to the management of our vessels. We expect this joint venture to increase visibility and control over our vessel operations, augment fleet-wide fuel efficiency to lower our carbon footprint through an advanced data platform and potentially provide vessel operating expense savings over time. Members of our New York City-based management team oversee the activities of GSSM.

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

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations in a safe and efficient manner.  To accomplish this objective, we intend to:

●	Continue to operate a high-quality fleet — We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through GSSM’s rigorous and comprehensive maintenance program. In addition, GSSM maintains the quality of our vessels by carrying out regular inspections, both while in port and at sea.

●	Utilize an active commercial strategy — Our current fleet of 44 drybulk vessels concentrates on the transportation of major and minor bulk commodities globally. In 2017, the Company made a strategic decision to augment its existing in-house commercial operating platform, shifting from a tonnage provider model to an active commercial approach in order to improve margins and grow our network of customers. We expanded our presence globally with the establishment of offices in Singapore and Copenhagen in addition to our corporate headquarters in New York. As a result of this strategic shift, we have been fixing an increasing number of vessels on spot market voyage charters, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton rate or on a lump sum basis, as well as on contracts of affreightment directly with cargo providers. We believe that our active platform provides added flexibility to changing market conditions and improves operational efficiencies within our owned fleet. Furthermore, we also assess arbitrage opportunities on cargoes through utilizing vessel positions by time chartering-in third party vessels and/or reletting cargo commitments on a voyage basis. In addition to these options, we continue to fix our vessels on both short and long-term time charters, as well as spot market-related time charters, depending on market conditions and outlook. Overall, our fleet deployment strategy is currently weighted towards short-term fixtures, which provide optionality for the Company. We have also selectively booked one to two year period time charters to secure longer term revenue streams at attractive rates while also de-risking select asset purchases. We continuously monitor the drybulk market and may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging more longer term charters and entering into vessel pools.

●	Strategically expand the size of our fleet — We may acquire additional modern, high-quality, fuel-efficient drybulk vessels through timely and selective acquisitions in a manner that is accretive to our cash flows and dividend while maintaining low to moderate financial leverage. If we make such acquisitions, we may consider additional debt or equity financing alternatives.

●	Maintain low-cost, highly efficient operations — In September 2021, we formed the GSSM joint venture, which is owned 50% by Genco and 50% by Synergy, to provide ship management services for our existing fleet. By April 2022, we completed the transition of our fleet’s technical management to GSSM. Currently, all 44 vessels in our fleet are managed by GSSM. We previously outsourced technical management of our fleet to Wallem Shipmanagement Limited (“Wallem”), Anglo-Eastern Group (“Anglo”) and Synergy, all third party independent technical managers. Our management team actively monitors and controls vessel operating expenses incurred by GSSM by overseeing their activities. We also seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating a larger fleet as well as sister ships. Sister ships are ships of the same class that are of virtually identical design and are of similar size.

●	Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and cargo providers, many of whom consider the reputation of a vessel owner and operator when entering into time charters. We believe that our management team’s track record improves our relationships with high quality shipyards and vendors, as well as financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us that are currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,001	2010
Genco Constantine	Capesize	180,183	2008
Genco Commodus	Capesize	169,098	2009
Genco Hadrian	Capesize	169,025	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Genco Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010
Genco Endeavour	Capesize	181,060	2015
Genco Resolute	Capesize	181,060	2015
Genco Defender	Capesize	180,021	2016
Genco Liberty	Capesize	180,032	2016
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,470	2015
Genco Weatherly	Ultramax	61,556	2014
Genco Columbia	Ultramax	60,294	2016
Genco Magic	Ultramax	63,446	2014
Genco Vigilant	Ultramax	63,498	2015
Genco Freedom	Ultramax	63,671	2015
Genco Enterprise	Ultramax	63,473	2016
Genco Madeleine	Ultramax	63,166	2014
Genco Mayflower	Ultramax	63,304	2017
Genco Constellation	Ultramax	63,310	2017
Genco Laddey	Ultramax	61,303	2022
Genco Mary	Ultramax	61,304	2022
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	58,018	2009
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Brittany	Supramax	58,018	2010
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	58,018	2010
Genco Picardy	Supramax	55,257	2005
Genco Predator	Supramax	55,407	2005
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005

The following groups of sister ships are included in our current fleet except as noted below:

Group	Vessels
1	Genco Constantine and Genco Augustus
2	Genco Lion and Genco Tiger
3	Genco London, Baltic Wolf, Genco Titus and Baltic Bear
4	Genco Commodus, Genco Hadrian, Genco Maximus and Genco Claudius
5	Genco Resolute and Genco Endeavour
6	Genco Liberty and Genco Defender
7	Genco Enterprise, Baltic Hornet, Baltic Mantis, Baltic Scorpion and Baltic Wasp
8	Genco Auvergne, Genco Rhone, Genco Ardennes, Genco Aquitaine, Genco Brittany, Genco Languedoc, Genco Pyrenees and Genco Bourgogne
9	Genco Warrior, Genco Predator and Genco Picardy
10	Genco Magic, Genco Vigilant and Genco Freedom
11	Genco Mayflower and Genco Constellation
12	Genco Weatherly, Genco Laddey and Genco Mary

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

Under our technical management agreement with GSSM, GSSM is obligated to:

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

OUR CHARTERS

As of February 21, 2023, we employed 18 of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis. Under spot market voyage charters, voyage expenses such as fuel and port charges, are borne by us. Additionally, as of February 21, 2023, we employed 20 of our vessels under fixed-rate time charters and four of our vessels under spot market-related time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues. Additionally, as of February 21, 2023, we were chartering in three third party vessels that have been employed on spot market voyage charters.

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

The following table sets forth information about the current employment of the vessels in our fleet as of February 21, 2023:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	February 2023	Voyage
Genco Tiberius	2007	April 2023	Voyage
Genco London	2007	December 2022	Voyage
Genco Titus	2007	March 2023	Voyage
Genco Constantine	2008	March 2023	Voyage
Genco Hadrian	2008	March 2023	Voyage
Genco Commodus	2009	March 2023	Voyage
Genco Maximus	2009	September 2023	$27,500
Genco Claudius	2010	March 2023	94% of BCI
Genco Tiger	2011	April 2023	Voyage
Genco Lion	2012	March 2023	Voyage
Baltic Bear	2010	March 2023	Voyage
Baltic Wolf	2010	June 2023	$30,250
Genco Resolute	2015	February 2024	127% of BCI
Genco Endeavour	2015	January 2024	127% of BCI
Genco Defender	2016	March 2023	121% of BCI
Genco Liberty	2016	March 2023	Voyage

Ultramax Vessels
Baltic Hornet	2014	April 2023	$24,000
Baltic Wasp	2015	June 2023	$25,500
Baltic Scorpion	2015	March 2023	$30,500
Baltic Mantis	2015	April 2023	$3,500
Genco Weatherly	2014	March 2023	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Columbia	2016	March 2023	Voyage
Genco Magic	2014	April 2023	$11,500
Genco Vigilant	2015	March 2023	$12,250
Genco Freedom	2015	March 2023	$23,375
Genco Enterprise	2016	March 2023	Voyage
Genco Constellation	2017	December 2022	Voyage
Genco Madeleine	2014	March 2023	$10,500
Genco Mayflower	2017	April 2023	$5,300
Genco Mary	2022	March 2023	$8,250
Genco Laddey	2022	April 2023	$9,500

Supramax Vessels
Genco Predator	2005	March 2023	$21,500
Genco Warrior	2005	April 2023	Voyage
Genco Hunter	2007	March 2023	$15,000
Genco Aquitaine	2009	April 2023	$6,250
Genco Ardennes	2009	March 2023	Voyage
Genco Auvergne	2009	March 2023	Voyage
Genco Bourgogne	2010	March 2023	$8,500
Genco Brittany	2010	March 2023	$11,650
Genco Languedoc	2010	February 2023	Voyage
Genco Picardy	2005	March 2023	Voyage
Genco Pyrenees	2010	March 2023	$10,000
Genco Rhone	2011	March 2023	$9,000
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 21 to 23 officers and seamen.  We do not provide any seaborne personnel to crew our vessels. Instead, GSSM is responsible for locating and retaining qualified officers for our vessels.  The crewing agencies are responsible for each seaman’s training, travel and payroll and ensuring that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  Our vessels are typically manned with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

We currently employ 36 shore-based personnel, which includes personnel in our Singapore and Copenhagen offices. In addition, approximately 970 seagoing personnel are employed on our vessels. Lastly, GSSM currently employs approximately 80 personnel.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Rio Tinto Shipping (Asia) Pte. Ltd., Cargill International S.A., BHP, Bunge SA, ADMIntermare, a division of ADM International Sarl, and Vale International S.A. For the year ended December 31, 2022, no customer accounted for more than 10% of our voyage revenue.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Panamax, Ultramax, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 2,400 independent drybulk carrier owners.

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

We maintain protection and indemnity insurance coverage for pollution of $1 billion per vessel per incident.  The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities.  The International Group’s website states that the pool provides a mechanism for sharing all claims in excess of $10 million up to, currently, approximately $8.9 billion. We are a member of P&I Associations, which are members of the International Group. As a result, we are subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

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

Over the last several years, we have taken various steps to reduce our carbon footprint and improve the environment, including through investments made to our fleet. Specifically, we have:

●	Purchased modern, fuel-efficient vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions;
●	Divested certain older, less fuel-efficient vessels;
●	Outfitted 31 of our vessels with Energy Saving Devices (ESDs) to reduce the fuel consumptions of these vessels, which may include Mewis Ducts, Fins, Propellers, Propeller Boss Cap Fins and LED lamps;
●	Installed performance-monitoring systems on board 31 of our vessels to gather real-time fuel consumption data to optimize the voyage efficiency of these vessels and are in the process of installing such systems on our remaining vessels;
●	Utilized a third-party data collection platform that analyzes information from our vessels in an effort to reduce fuel consumption, CO2 and greenhouse gas emissions;
●	Established and executed a compliance program regarding IMO 2020 fuel regulations (as described below);
●	Installed ballast water treatment systems on 43 vessels in our current fleet, with installation of such a system on the remaining vessel planned during 2023;
●	Partnered with a third-party firm to conduct internal audits of our vessels with a goal of identifying areas of potential improvement on the daily maintenance and operation of our vessels in order to improve the quality of the services our vessels provide and to mitigate operational risks;
●	Installed Engine Power Limitation (EPL) systems on certain major bulk vessels to increase the level of energy efficiency by optimizing maintenance of the ship’s engine power level; and
●	Implemented an IMO 2023 compliance plan for select vessels within our fleet in which we have installed ESDs and applied high performance paint systems, among other initiatives

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

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution (the “Barcelona Convention”) agreed to support the designation of a new ECA in the Mediterranean. On December 15, 2022, MEPC 79 adopted the designation of a new ECA in the Mediterranean, with an effective date of May 1, 2025. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

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

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. MEPC 75 also approved draft amendments to MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil (“HFO”) by ships in Arctic waters on and after July 1, 2024. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session in June 2021 and entered into force in November 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic. MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. The amendments will enter into force on May 1, 2024.

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

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. GSSM has valid documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. The document of compliance and safety management certificate are renewed as required.

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

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements. Amendments that took effect on January 1, 2020, also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provision regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. Additional amendments, which came into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) new provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions.

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

In June 2022, SOLAS also set out new amendments that will take effect January 1, 2024, which include new requirements for: (1) the design for safe mooring operations, (2) the Global Maritime Distress and Safety System (“GMDSS”), (3) watertight integrity, (4) watertight doors on cargo ships, (5) fault-isolation of fire detection systems, (6) life-saving appliances, and (7) safety of ships using LNG as fuel. These new requirements may impact the cost of our operations.

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

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (IOPP) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM

Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort. Guidance will be developed at MEPC 80 (in July 2023) to set out appropriate actions and uniform procedures to ensure compliance with the BWM Convention.

During the fourth quarter of 2018, we originally entered into agreements for the purchase of ballast water treatments systems for 36 of our vessels.  As of December 31, 2022, we have installed such systems on 24 vessels that were not already fitted with a ballast water treatment system upon purchase (excluding eleven vessels that have been sold), and we expect the remaining one to be installed during the first quarter of 2023. After the installation of these ballast water treatment systems, all of our vessels will be in compliance with these standards.

Once mid-ocean ballast exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. The system specification requirements for trading in the U.S. have been formalized and we have been installing ballast water treatment systems on our vessels as their special survey deadlines come due. These ballast water treatment systems range in cost from $0.5 million to $1.09 million each, primarily dependent on the size of the vessel. Refer to “Capital Expenditures” section for further information.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the “Anti-fouling Convention.” The Anti-fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate, or the “IAFS Certificate,” is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. Vessels of 24 meters in length or more but less than 400 gross tonnage engaged in international voyages will have to carry a Declaration on Anti-fouling Systems signed by the owner or authorized agent.

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which would apply to ships from January 1, 2023, or, for ships already bearing such an anti-fouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. In addition, the IAFS Certificate has been updated to address compliance options for anti-fouling systems to address cybutryne. Ships which are affected by this ban on cybutryne must receive an updated IAFS Certificate no later than two years after the entry into force of these amendments. Ships which are not affected (i.e. with anti-fouling systems which do not contain cybutryne) must receive an updated IAFS Certificate at the next Anti-fouling application to the vessel. These amendments were formally adopted at MEPC 76 in June 2021.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective November 12, 2019, the USCG adjusted the limits of OPA liability for non-tank vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,200 per gross ton or $997,100 (subject to periodic adjustment for inflation). On December 23, 2022, the USCG issued a final rule to adjust the limitation of liability under the OPA. Effective March 23, 2022, the new adjusted limits of OPA liability for non-tank vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,300 per gross ton or $1,076,000 (subject to periodic adjustment for inflation).

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives and statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety

Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. In January 2021, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. However, attorney generals from 13 states filed suit in March 2021 to lift the executive order, and in June 2021, a federal judge in Louisiana granted a preliminary injunction against the Biden administration, stating that the power to pause offshore oil and gas leases “lies solely with Congress.” In August 2022, a federal judge in Louisiana sided with Texas Attorney General Ken Paxton, along with the other 12 plaintiff states, by issuing a permanent injunction against the Biden Administration’s moratorium on oil and gas leasing on federal public lands and offshore waters. With these rapid changes, compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of WOTUS. In 2019 and 2020, the agencies repealed the prior WOTUS Rule and promulgated the Navigable Waters Protection Rule (“NWPR”) which significantly reduced the scope and oversight of EPA and the Department of the Army in traditionally non-navigable waterways. On August 30, 2021, a federal district court in Arizona vacated the NWPR and directed the agencies to replace the rule. On December 7, 2021, the EPA and the Department of the Army proposed a rule that would reinstate the pre-2015 definition. On December 30, 2022, the EPA and the Department of Army announced the final WOTUS rule that largely reinstated the pre-2015 definition.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market, the EU Emissions Trading System (“EU ETS”). On July 14, 2021, the European Parliament formally proposed its plan, which would involve gradually including the maritime sector from 2023 and phasing the sector in over a three-year period.  This will require shipowners to buy permits to cover these emissions.  The Environment Council adopted a general approach on the proposal in June 2022. On December 18, 2022, the Environmental Council and European Parliament agreed to include maritime shipping emissions within the scope of the EU ETS on a gradual introduction of obligations for shipping companies to surrender allowances: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026.  Most large vessels will be included in the scope of the EU ETS from the start.  Big offshore vessels of 5,000 gross tonnage and above will be included in the 'MRV' on the monitoring, reporting and verification of CO2 emissions from maritime transport regulation from 2025 and in the EU ETS from 2027. General cargo vessels and off-shore vessels between 400-5,000 gross tonnage will be included in the MRV regulation from 2025 and their inclusion in EU ETS will be reviewed in 2026

Greenhouse Gas Regulation

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

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the ambition during the revision process. MEPC 79 revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. A final draft Revised IMO GHG Strategy would be considered by MEPC 80 (scheduled to meet in July 2023), with a view to adoption. Various parties, particularly those attending the 2021 United Nations Climate Change Conference at the end of last year, have called upon the maritime community to increase their ambition regarding decarbonization goals. Genco, among many other companies across the maritime value chain, became a signatory to Call to Action for Shipping Decarbonization focusing on decarbonizing shipping by 2050.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. As noted above, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market, EU ETS, are also forthcoming..

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. Further, on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. However, U.S. President Biden recently directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. On November 2, 2021, the EPA issued a proposed rule under the CAA designed to reduce methane emissions from oil and gas sources. The proposed rule would reduce 41 million tons of methane emissions between 2023 and 2035 and cut methane emissions in the oil and gas sector by approximately 74 percent compared to emissions from this sector in 2005. EPA issued a supplemental proposed rule in November 2022 to include additional methane reduction measures following public input and anticipates issuing a final rule in 2023. If these new regulations are finalized, they could affect our operations.

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

SEASONALITY

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, there have been seasonal variations in freight and charter rates.  We may seek to mitigate the risk of these seasonal variations by entering into long-term time charters for certain of our vessels, where possible.  However, this seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenues could be stronger during the quarters ended December 31 and March 31.

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

A significant number of our vessels’ port calls involve loading or discharging raw materials and semi-finished products in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, particularly in China, India, or Japan, could adversely affect our business. In recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, and our business substantially depends on economic activity in China. While China has relaxed its “zero tolerance” policy toward COVID-19, the Chinese government could reimpose stricter measures against COVID-19, which could have a negative effect on Chinese economic activity. Moreover, to the extent the Chinese government does not pursue economic growth and urbanization generally, including infrastructure stimulus spending, the level of imports to and exports from China could be adversely affected, as well as by changes in political, economic and social conditions or other Chinese government policies.  The Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  The Chinese government has also taken actions seen as protecting domestic industries such as coal or steel, which may reduce the demand for China-bound drybulk cargoes and negatively impact the drybulk industry. Moreover, a significant or protracted slowdown in the economies of the U.S., the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.

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

A prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has been volatile over the past five years. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for key drybulk routes increased during 2021 after a decline in 2020 principally caused by the COVID-19 pandemic, while another firm year was seen in 2022. There can be no assurance that the drybulk charter market will not experience future downturns.

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

Inflation could continue to adversely affect our business and financial results.

Inflation could continue to adversely affect our business and financial results by increasing the costs of labor and materials needed to operate our business. During the year ended December 31, 2022, we have experienced increased costs for crew, spares, and stores, which we currently expect to continue into 2023. In an inflationary environment such as the current economic environment, depending on the drybulk industry and other economic conditions, we may be unable to raise our charter rates enough to offset the increasing costs of our operations, which would decrease our profit margins. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

The COVID-19 pandemic and measures to contain its spread have impacted the markets in which we operate and could have a material adverse impact on our business and its operations.

The COVID-19 pandemic and measures to contain it have negatively impacted regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These negative impacts could continue or worsen, even though the pandemic has diminished and measures to contain its spread have been relaxed. The pandemic may have far-reaching repercussions on our business and industry that are currently unknown. The pandemic resulted in reduced industrial activity in China on which our business substantially depends, as well as in other major industrial and financial centers, including the U.S., the E.U., Japan, India, South Korea and Brazil. Declines in worldwide, regional, or national economic conditions and activity could reduce demand for drybulk cargoes and shipping services and may negatively affect our charters, suppliers, and other parties with which we do business.

We also face risks to our personnel and operations due to COVID-19, as our crews face risk of exposure as a result of travel, and our shore-based personnel likewise face such exposure, as we are headquartered in New York and have offices in other major metropolitan areas. Disruption of normal business activities due to COVID-19 and the imposition of measures against its spread may result in operational disruptions and delays, including increases in deviation and incremental fuel consumption. We have and may continue to incur additional expenses associated with testing, personal protective equipment, quarantines, and travel expenses such as airfare costs, in order to perform crew rotations. Some ports reimposed restrictions that affected crew rotations during the first half of 2022. Measures against COVID-19 in a number of countries have restricted crew rotations on our vessels, which could continue or become more restrictive. Although conditions have significantly improved and our COVID-19 exposure related risk has declined over time, we may experience disruptions to our normal vessel operations caused by increased deviation time from positioning our vessels where we can undertake a crew rotation and we may incur additional expenses in the future.

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

In recent years, tensions have been rising between the U.S. and China as a result of significantly increased Chinese military flights into Taiwan’s air defense zone, U.S. claims that China tested a hypersonic missile, and the establishment of the AUKUS pact among Australia, the U.K., and the U.S. under which the U.S. is to assist Australia in developing a nuclear submarine program.  In addition, China imposed restrictions on the imports of coal and certain other products from Australia following Australia’s alignment with the U.S. on a number of issues, which China perceived as adverse to its interests. Developments around these restrictions are dynamic and uncertain. The escalation of such trade issues or tensions or development of any military conflict could result in interference with shipping routes or in market disruptions. In addition, unfavorable weather conditions brought on by climate change or otherwise could result in disruption to our operations or require infrastructure adaptations or new or different investments for our vessels. Any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Acts of war, terrorist attacks, and other acts of violence may have an adverse effect on our business.

On February 24, 2022, Russia invaded Ukraine leading to what is now a multi-month war and a humanitarian crisis. The impact to date on the drybulk market has been a redirection of cargo flows, higher commodity prices, slower vessels speeds due to increased fuel prices, a rush to secure commodities given the tightness in the global energy complex as well as global grain supplies, and sanctions on various Russian exports. The U.S., Europe and other countries have imposed unprecedented economic sanctions in response to Russian actions which could be increased with uncertain effects on the drybulk market and the world economy. In addition, the U.S. and certain other North Atlantic Treaty Organization (NATO) countries have been supplying Ukraine with military aid. The longer term impact of Russia’s war in Ukraine remains unknown, which may take some time to materialize. Russia and Ukraine export significant volumes of coal and grain cargoes. A reduction of these exports as well as the global effect of these reduced supplies may result in lower trade volumes, higher commodity prices, increased inflation, and potential demand destruction. U.S. officials have also warned of the increased possibility of Russian cyberattacks, which could disrupt the operations of businesses involved in the drybulk industry, including ours. As a reaction to higher energy prices, China has chosen to increase domestic coal production as a way to bolster energy security. The scope or intensity of the ongoing military conflict as well as sanctions and other actions undertaken in response to it could increase, potentially having negative effects on the global economy and markets. While Ukraine and Russia reached an agreement to extend an arrangement allowing shipment of grain from Ukrainian ports through a humanitarian corridor in the Black Sea in November 2022, the agreement could be terminated before its expiration date in March 2023, or the agreement may not be renewed. Any of these occurrences, or the continuation or worsening of any such occurrences, could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

In addition, terrorist attacks continue to cause uncertainty in the world’s financial markets and may affect our business. Continuing conflicts and recent developments in the Middle East and the presence of U.S. and other armed forces in the Middle East may lead to additional acts of terrorism and armed conflict, which may contribute to further economic instability. Following the U.S.’ withdrawal from the Joint Comprehensive Plan of Action agreed to on July 14, 2015 regarding the Iranian nuclear program, tensions have been rising between Iran on the one hand and the U.S. and its allies on the other.  As our vessels transit the Arabian Gulf from time to time, they may face increased risk of damage or seizure. Political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these occurrences could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

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

All of our charters with customers prohibit our vessels from entering any countries or conducting any trade prohibited by the U.S. However, on such customers’ instructions, our vessels could call on ports in countries subject to sanctions or embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism, such as Iran, Sudan and Syria. Moreover, the ongoing war in Ukraine could result in the imposition of further economic sanctions by the U.S. and the European Union against Russia. Current or future counterparties of ours may be affiliated with persons or entities that are or may be in the future the subject of sanctions imposed by the governments of the U.S., European Union, and/or other international bodies. Any violation of sanctions and embargo laws and regulations could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. Additionally, some investors may decide to divest their interest, or not to invest, in us simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. War, terrorism, civil unrest and governmental actions in these and surrounding countries may adversely affect investor perception of the value of our common stock.

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

To the extent our vessels undertake spot market voyages, we face operational risks from responsibility for delays in delivery of the cargo, which may be due to weather, vessel breakdown, port congestion, or other factors that may be beyond our control. Such delays can result in customer claims. In addition, spot market voyages require us to make payments directly to third parties that our charterers would ordinarily make. Such arrangements carry a risk of disputes and fraud by third parties. As a result of any of these circumstances, we may experience a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

For the year ended December 31, 2022, approximately 39% of our revenues were derived from ten charterers.  While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk. If we were to lose any of our major customers or if any of them significantly reduced use of our services or were unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

We depend significantly on our GSSM joint venture for technical management of our fleet.

We formed the GSSM joint venture for technical management of our fleet, including fulfilling the functions of crewing, maintenance and repair services. The failure of GSSM to perform its obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends. Although we may have rights against GSSM if it defaults on its obligations to us, our shareholders will share that recourse only indirectly to the extent that we recover funds.

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

Our future growth depends on a number of factors, some of which we cannot control.  These factors include our ability to identify vessels for acquisition; consummate acquisitions or establish joint ventures on favorable terms; integrate acquired vessels successfully with our existing operations; expand our customer base; and obtain required financing for our existing and new operations. As of December 31, 2022, we had $212.9 million of availability under our credit facility. These limitations place restrictions on financing that we could use for our growth.

We currently maintain all of our cash and cash equivalents with six financial institutions, which causes credit risk.

We currently maintain all of our cash and cash equivalents with six financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions

As a holding company, we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

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

Based on the ownership and trading of our stock in 2022 and 2021, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2022 and 2021. If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation income tax”). We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2023 or future taxable years. In fact, we did not qualify for the Section 883 exemption in 2017. Refer to Note 2 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

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

For example, on October 8, 2021, the Organisation for Economic Cooperation and Development (OECD) announced that 136 countries and jurisdictions—of the 140 members of the OECD/G20 Inclusive Framework on base erosion and profit shifting—have agreed on a framework to subject certain multinational enterprises to a minimum 15% tax rate.  While the United States has signed the agreement, the Marshall Islands is not among the signatories.  The agreement would also reallocate certain taxing rights over multinational enterprises from their home countries to the markets where they have business activities and earn profits—regardless of whether the multinational enterprises have a physical presence in such markets. While international shipping income may be exempt from some or all of the provisions included in the agreement, the impact of these provisions is uncertain and may not become evident for some period of time.

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

The market price of our common stock could decline due to sales of a large number of shares in the market or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock.

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

Lastly, during July 2018, we entered into a lease for office space in Copenhagen which commenced on July 1, 2018 and ended on April 30, 2019. A lease was signed for a new office space in Copenhagen effective May 1, 2019 which ended January 31, 2023. During June 2022, a lease was signed for a new office space in Copenhagen effective January 1, 2023 for a minimum period ending January 1, 2025.

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

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Cooperation Limited, which in turn had subchartered the vessel from BG Shipping Co. Limited, who had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. Such petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel has still not been released. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel has not been generating revenue while it has been subject to arrest and will not generate revenue unless and until it is released. The Company believes that these claims are without merit, has valid defenses against them and is vigorously defending them while continuing to seek the release of the Genco Constellation and any damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees as well as taking actions to secure counter security from BG Shipping Co. Limited. The claim has not had a significant effect on our results of operations or cash flows to date, and we do not anticipate that it will have such an effect in the future, although there can be no assurance that it will not.

We are not involved in any other legal proceedings that we believe are likely to have, or have had a significant effect on our business, financial position, results of operations or cash flows, nor are we aware of any other proceedings that are pending or threatened which we believe are likely to have a significant effect on our business, financial position, results of operations or liquidity.  From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims.  We expect that these claims would be covered by insurance, subject to customary deductibles.  These claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”

As of February 22, 2023, there were approximately six holders of record of our common stock.

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

The MD&A generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 24, 2022.

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consists of 44 drybulk carriers, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers, and twelve Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,636,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 11.0 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charters that expire (assuming the option periods in the time charters are not exercised) between February 2023 and February 2024.

See pages 5 – 6 for a table of our current fleet.

IMO 2023 Compliance

In 2021, Genco initiated a comprehensive plan to comply with upcoming IMO regulations in 2023, namely the Energy Efficiency Existing Ship Index (“EEXI”) and the Carbon Intensity Indicator (“CII”) metrics, which call for a reduction in vessel greenhouse gas emissions. These metrics are intended to assess and measure the energy efficiency of all ships and these new regulations set required attainment values, with the goal of reducing the carbon intensity of international shipping.

We have invested and plan to continue to invest in energy conservation programs to install various energy-saving devices, or ESDs, high performance paint systems, upgrade propellers among other initiatives on select vessels in our fleet. We began installing these ESDs on certain ships that entered drydocking in 2022.

These requirements are discussed above under “Item 1 - Environmental and Other Regulations – Air Emissions.”

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Over the course of the pandemic, governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, working from home, supply chain logistical changes, and closure of non-essential businesses. This led to a significant slowdown in overall economic activity levels globally and a decline in demand for certain of the raw materials that our vessels transport.

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In 2022, various regions in China have experienced additional waves of COVID-19 outbreaks for which the government chose to reinstate lockdown measures as part of the country’s “zero tolerance” policy. This has resulted in a reduction in demand for steel products and other commodities we carry, as well as continued disruptions throughout the supply chain. As a result, China’s 2022 GDP growth target of around 5.5% was missed as the country’s GDP grew by 3%. Towards the end of 2022, the Chinese government began its pivot from its restricted COVID policies, announcing various easing measures as well as support for the property sector.

In 2022, our vessel operating expenses continued to be affected by higher than anticipated costs related to COVID-19 disruptions. The impact of COVID-19 on both our revenues and operating expenses remains highly dependent on the trajectory of COVID-19, potential variants, governmental policies as well as vaccine distribution and efficacy, which remains uncertain.

The outlook for China and the rest of the world remains uncertain and depends in part on the path of COVID-19 and measures taken by governments around the world in response to it. In 2021, spot rates for Capesize and Supramax vessels reached levels not seen since 2010, and these firm levels, particularly for Supramax vessels, continued into the first half of 2022 despite various seasonal factors. During the second half of 2022, rates declined from highs seen earlier in the year as China’s COVID-related lockdown measures intensified. Global vaccination rates, vaccine effectiveness, and the onset of variants could impact the sustainability of any recovery in addition to drybulk specific seasonality described in further detail below.

As our vessels trade commodities globally, we have taken measures to safeguard our crew and work toward preventing the spread of COVID-19 or any transmittable disease. Genco enacts crew changes where permitted by regulations of the ports and of the country of origin of the mariners, in addition to strict protocols that safeguard our crews against COVID-19 exposure. Crew rotations have been steadily improving as port and travel restrictions globally have reduced. We continue to actively promote the health and safety of both on and off signing crew members.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.

IMO 2020 Compliance

On October 27, 2016, the Marine Environment Protection Committee (“MEPC”) of the International Maritime Organization (“IMO”) announced the ratification of regulations mandating reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content.  Following an increase in fuel prices during 2021 coming off of 2020 lows, there was a further increase in fuel prices during the first half of 2022 due to oil supply disruptions as a result of the war in Ukraine. The price of fuel began to lower during the second half of 2022 and is expected to continue to decline during 2023.

In order to comply with regulations mandating a reduction in sulfur emissions from 3.5% to 0.5% as of the beginning of 2020, we have installed exhaust gas cleaning systems (“scrubbers”) on our 17 Capesize vessels. We will continue to evaluate all options to comply with IMO regulations. Our fuel costs and fuel inventories may increase as a result of these sulfur emission regulations. Low sulfur fuel is more expensive than standard marine fuel containing 3.5% sulfur content and may become more expensive or difficult to obtain as a result of increased demand.  If the cost differential between low sulfur fuel and high sulfur fuel is significantly higher than anticipated, or if low sulfur fuel is not available at ports on certain trading routes, it may not be feasible or competitive to operate vessels on certain trading routes without installing scrubbers or without incurring deviation time to obtain compliant fuel.  Conversely, if the cost differential between low sulfur fuel and high sulfur fuel is significantly lower than anticipated, or if regulations are passed negatively impacting the use of open-loop scrubbers, we may not realize the economic benefits or recover the cost of the scrubbers we have installed.  In addition, a number of countries have imposed restrictions on the discharge of wash water from open loop scrubbers within their port limits. While there are no restrictions on using open loop scrubbers outside of port limits, any changes in these regulations or more stringent standards globally could impact the use of open loop scrubbers going forward.

Vessel Sales and Acquisitions

On July 2, 2021, we entered into an agreement to purchase two 2017-built, 63,000 dwt Ultramax vessels for a purchase price of $24.6 million each, which were renamed the Genco Mayflower and the Genco Constellation, and one 2014-built, 63,000 dwt Ultramax vessel for a purchase price of $21.9 million, which was renamed the Genco Madeleine. The Genco Mayflower, the Genco Constellation and the Genco Madeleine were delivered on August 24, 2021, September 3, 2021 and August 23, 2021, respectively and we used cash on hand to finance the purchases.

On May 18, 2021, we entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29.2 million each, which were renamed the Genco Mary and the Genco Laddey. The vessels were delivered on January 6, 2022, and we used cash on hand to finance the purchases.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2022 and 2021 on a consolidated basis.

	For the Year Ended
	December 31,		Increase
	2022	2021	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	6,205.0	6,205.0	—	—%
Ultramax	5,464.9	3,716.8	1,748.1	47.0%
Supramax	4,380.0	5,027.2	(647.2)	(12.9)%
Handysize	—	227.5	(227.5)	(100.0)%

Total	16,049.9	15,176.5	873.4	5.8%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	476.8	450.1	26.7	5.9%
Supramax	584.9	979.9	(395.0)	(40.3)%
Handysize	—	42.2	(42.2)	(100.0)%

Total	1,061.7	1,472.2	(410.5)	(27.9)%

Available days (owned & chartered-in fleet) (3)
Capesize	5,458.2	6,118.6	(660.4)	(10.8)%
Ultramax	5,793.5	4,079.2	1,714.3	42.0%
Supramax	4,817.8	5,944.9	(1,127.1)	(19.0)%
Handysize	—	269.8	(269.8)	(100.0)%

Total	16,069.5	16,412.5	(343.0)	(2.1)%

Available days (owned fleet) (4)
Capesize	5,458.2	6,118.6	(660.4)	(10.8)%
Ultramax	5,316.7	3,629.1	1,687.6	46.5%
Supramax	4,232.9	4,965.0	(732.1)	(14.7)%
Handysize	—	227.6	(227.6)	(100.0)%

Total	15,007.8	14,940.3	67.5	0.5%

Operating days (5)
Capesize	5,329.2	6,080.1	(750.9)	(12.4)%
Ultramax	5,730.0	4,015.2	1,714.8	42.7%
Supramax	4,681.6	5,835.7	(1,154.1)	(19.8)%
Handysize	—	233.5	(233.5)	(100.0)%

Total	15,740.8	16,164.5	(423.7)	(2.6)%

Fleet utilization (6)
Capesize	96.8%	98.8%	(2.0)%	(2.0)%
Ultramax	97.7%	97.6%	0.1%	0.1%
Supramax	94.7%	97.6%	(2.9)%	(3.0)%
Handysize	—%	86.6%	(86.6)%	(100.0)%

Fleet average	96.5%	97.9%	(1.4)%	(1.4)%

	For the Year Ended
	December 31,		Increase
	2022	2021	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$22,492	$27,293	$(4,801)	(17.6)%
Ultramax	25,945	22,169	3,776	17.0%
Supramax	22,873	23,235	(362)	(1.6)%
Handysize	—	8,116	(8,116)	(100.0)%

Fleet average	23,824	24,402	(578)	(2.4)%
Major bulk vessels	22,492	27,293	(4,801)	(17.6)%
Minor bulk vessels	24,585	22,397	2,188	9.8%

Daily vessel operating expenses (8)
Capesize	$6,023	$5,572	$451	8.1%
Ultramax	5,450	5,062	388	7.7%
Supramax	7,382	5,443	1,939	35.6%
Handysize	—	5,856	(5,856)	(100.0)%

Fleet average	6,197	5,409	788	14.6%
(1)	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2)	Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third party vessels.

(3)	Available days (owned and chartered-in fleet). We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4)	Available days (owned fleet). We define available days for the owned fleet as available days less chartered-in days.

(5)	Operating days. We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(6)	Fleet utilization. We calculate fleet utilization as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.

(7)	Time Charter Equivalent (“TCE”). We define TCE rates as our voyage revenues less voyage expenses, charter-hire expenses, and realized gains or losses on fuel hedges, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Year Ended		For the Year Ended		For the Year Ended
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Voyage revenues (in thousands)	$536,934	$547,129	$191,934	$240,271	$345,000	$306,858
Voyage expenses (in thousands)	153,889	146,182	69,166	73,374	84,723	72,808
Charter hire expenses (in thousands)	27,130	36,370	—	(100)	27,130	36,470
Realized gain on fuel hedges (in thousands)	1,631	—	—	—	1,631	—
	357,546	364,577	122,768	166,997	234,778	197,580
Total available days for owned fleet	15,008	14,940	5,458	6,119	9,550	8,822
Total TCE rate	$23,824	$24,402	$22,492	$27,293	$24,585	$22,397

(8)	Daily vessel operating expenses. We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following tables represent the operating data and certain balance sheet and other data as of and for the years ended December 31, 2022 and 2021 on a consolidated basis.

	For the Years Ended December 31,
	2022	2021	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$536,934	$547,129	$(10,195)	(1.9)%

Total revenues	536,934	547,129	(10,195)	(1.9)%

Operating Expenses:
Voyage expenses	153,889	146,182	7,707	5.3%
Vessel operating expenses	99,469	82,089	17,380	21.2%
Charter hire expenses	27,130	36,370	(9,240)	(25.4)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $3,242 and $2,267, respectively)	25,708	24,454	1,254	5.1%
Technical management fees	3,310	5,612	(2,302)	(41.0)%
Depreciation and amortization	60,190	56,231	3,959	7.0%
Gain on sale of vessels	—	(4,924)	4,924	(100.0)%

Total operating expenses	369,696	346,014	23,682	6.8%

Operating income	167,238	201,115	(33,877)	(16.8)%
Other expense, net	(7,874)	(19,070)	11,196	(58.7)%

Net income	159,364	182,045	(22,681)	(12.5)%
Less: Net income attributable to noncontrolling interest	788	38	750	1,973.7%
Net income attributable to Genco Shipping & Trading Limited	158,576	182,007	(23,431)	(12.9)%

Earnings per share-basic	$3.74	$4.33	$(0.59)	(13.6)%
Earnings per share-diluted	$3.70	$4.27	$(0.57)	(13.3)%
Weighted average common shares outstanding-basic	42,412,722	42,060,996	351,726	0.8%
Weighted average common shares outstanding-diluted	42,915,496	42,588,871	326,625	0.8%

	For the Years Ended December 31,
	2022	2021	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$64,100	$120,531	$(56,431)	(46.8)%
Total assets	1,173,866	1,203,002	(29,136)	(2.4)%
Total debt (long-term, net of deferred financing fees)	164,921	238,229	(73,308)	(30.8)%
Total equity	968,309	916,675	51,634	5.6%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by operating activities	$189,323	$231,119	$(41,796)	(18.1)%
Net cash used in investing activities	(55,015)	(67,573)	12,558	(18.6)%
Net cash used in financing activities	(190,739)	(222,694)	31,955	(14.3)%

EBITDA (1)	$226,818	$253,441	$(26,623)	(10.5)%
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

	For the Year Ended
	December 31,
	2022	2021
Net income attributable to Genco Shipping & Trading Limited	$158,576	$182,007
Net interest expense	8,052	15,203
Income tax expense	—	—
Depreciation and amortization	60,190	56,231

EBITDA (1)	$226,818	$253,441

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

During 2022, voyage revenues decreased by $10.2 million, or 1.9%, to $536.9 million as compared to $547.1 million during 2021. The decrease in voyage revenues was primarily due to lower revenue earned by our major bulk vessels primarily as a result of a decrease in available days due to scheduled drydockings, partially offset by higher rates achieved by our minor bulk vessels. During 2022, the drybulk freight market was firm with the Baltic Capesize Index and the Baltic Supramax Index, as published by the Baltic Exchange, averaging $16,177 and $22,152 per day, respectively. These levels, while strong from a historical perspective, were a decline on a year-over-year basis relative to 2021. This was primarily due to a softening freight rate environment in the second half of 2022 driven by lockdowns in

China relating to the country’s COVID-19 policy, an unwinding of port congestion, lackluster Brazilian iron ore exports, as well as challenges due to macroeconomic conditions as a result of Russia’s war in Ukraine.

On February 24, 2022, Russia invaded Ukraine leading to a war and a humanitarian crisis. The impact to date on the drybulk market has been a redirection of cargo flows particularly for coal and grain shipments lengthening ton miles in certain instances. Future developments regarding Russia’s war in Ukraine, as well as China in relation to the country’s COVID-19 response measures, could continue to affect the drybulk industry and our business in an unpredictable manner.

Currently, the freight market is experiencing a seasonally softer period in the first quarter of 2023 as a result of the timing of Chinese New Year, lower cargo shipments due to weather related disruptions and scheduled maintenance in certain export origins as well as the timing of newbuilding vessel deliveries.

The average Time Charter Equivalent, or TCE rate of our overall fleet decreased by 2.4% to $23,824 a day during 2022 from $24,402 a day during 2021. The TCE for our major bulk vessels decreased by 17.6% from $27,293 a day during 2021 to $22,492 a day during 2022. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 9.8% from $22,397 a day during 2021 to $24,585 a day during 2022 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

For 2022 and 2021, we had ownership days of 16,049.9 days and 15,176.5 days, respectively.  The increase in ownership days was due to the delivery of six Ultramax vessels during the second half of 2021 and the first quarter of 2020, partially offset by the sale of eleven Supramax and Handysize vessels during 2021. Fleet utilization decreased from 97.9% during 2021 to 96.5% during 2022 primarily due to additional offhire and repair periods for our Supramax vessels, in addition to scheduled drydocking for some of our Capesize vessels.

Please see pages 7 - 8 for a table that sets forth information about the current employment of the vessels in our fleet.

Please refer to Item 3. Legal Proceedings for a discussion of claims regarding the Genco Constellation.

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

Voyage expenses were $153.9 million and $146.2 million during 2022 and 2021, respectively. This increase was primarily due to higher bunker expenses partially offset by a decrease in certain costs incurred related to our spot market voyages.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $17.4 million from $82.1 million during 2021 to $99.5 million during 2022. This increase was primarily due to higher crew expenses as a result of increased crew wages and the timing of crew changes. Higher repair and maintenance costs on certain vessels, and to a lesser degree, the increase in the purchase of initial stores and spare parts, also contributed to this increase. Higher insurance and lube oil costs also contributed to this increase. We completed the transition of our crews during the second quarter of 2022 which resulted in higher crew expenses during 2022 overall. Additionally, we experienced higher repair and maintenance costs on certain vessels, as well as an increase in the purchase of initial stores and spare parts as we completed the transition of vessels to our new technical management joint venture GSSM during 2022. We have replenished our vessels’ stores and spare parts after our joint venture took over the technical management of our fleet. Given the foregoing, we expect our operating expenses to stabilize during 2023.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,197 per vessel per day during 2022 from $5,409 per vessel per day during 2021.  The increase in daily vessel operating expenses was primarily due to higher crew related expenses. As we completed the transition of vessels to GSSM through the first half of 2022, higher repair and maintenance costs on certain vessels, and, to a lesser degree, an increase in the purchase of initial stores and spare parts and general inflationary pressures, also contributed to this increase. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

COVID-19 restrictions with regard to crew rotations have previously resulted in increased crew related costs due to travel and port restrictions and could do so in the future. The timing of crew rotations depends on the duration and severity of COVID-19 in countries from which our crews are sourced as well as any restrictions in place at ports in which our vessels call. As a result, crew rotations continue to lead to deviation time of our vessels as well as unbudgeted expenses due to testing, personal protective equipment, quarantine periods, higher than normal travel expenses due to increased airfare costs, and crew bonuses to retain the existing crew during rotation delays.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. The impact of COVID-19 could result in potential shortages or a lack of access to required spare parts for the operation of our vessels, potential delays in any unscheduled repairs, deviations for crew changes or increased costs to successfully execute a crew change, which could lead to business disruptions and delays. Crew costs on our vessels could increase in the future due to higher wages, the potential impact of COVID-19 restrictions and the war in Ukraine.

Based on estimates provided by GSSM, our DVOE budget for the first quarter of 2023 is $6,250 per vessel per day on a fleet-wide basis, which includes an estimated amount for COVID-19 related expenses. For the full year of 2023, we expect our DVOE budget to be $5,990 per vessel per day. The higher expense levels anticipated during the first quarter of 2023 are primarily due to the timing of crew changes and the purchase of spares and stores. The potential impacts of COVID-19 and the war in Ukraine are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $9.2 million from $36.4 million during 2021 to $27.1 million during 2022.  The decrease was primarily due to a decrease in chartered-in days during 2022 as compared to 2021.

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

General and administrative expenses increased by $1.3 million from $24.5 million during 2021 to $25.7 million during 2022. The increase was primarily due to higher nonvested stock amortization expense.

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

Technical management fees were $3.3 million and $5.6 million during 2022 and 2021, respectively.  The decrease was primarily due to the savings realized by transferring the management of the vessels in our fleet to GSSM during the second half of 2021 and in 2022.

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

Depreciation and amortization expenses increased by $4.0 million from $56.2 million during 2021 to $60.2 million during 2022. This increase was primarily due to an increase in drydocking amortization expense for the major and minor bulk vessels that completed their drydockings during 2022. Additionally, there was an increase in the deprecation related to our vessel assets due to the delivery of six Ultramax vessels during the second half of 2021 and the first quarter of 2022, partially offset by a $4.6 million decrease in depreciation due to the increase in the estimated scrap value of the vessels from $310 per lwt to $400 per lwt effective January 1, 2022. Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the increase in the scrap value.

GAIN ON SALE OF VESSELS-

During 2021, we recorded a $4.9 million net gain on sale of vessels related primarily to the sale of the Genco Provence, partially offset by net losses related to the sale of the Baltic Panther, the Baltic Hare, the Baltic Cougar, the Baltic Leopard and the Genco Lorraine, as well as net losses associated with the exchange of the Baltic Cove, the Baltic Fox, the Genco Spirit, the Genco Avra and the Genco Mare. There were no vessel sales during 2022.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE-

Net interest expense decreased by $7.2 million to $8.1 million during 2022 as compared to $15.2 million during 2021.  Net interest expense during the years ended December 31, 2022 and 2021 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease was primarily due a decrease in interest expense due to a decrease in the average outstanding debt partially offset by higher interest rates. Additionally, the decrease in interest expense was due to settlement payments received for our interest rate cap agreements. Lastly, there was a decrease in the amortization of deferred financing costs due to the refinancing of our credit facilities on August 31, 2021. Refer to Note 7 — Debt in the Consolidated Financial Statements for information regarding our credit facilities.

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

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During 2022 and 2021, net income attributable to noncontrolling interest was $0.8 million and $0.04 million, respectively, which is associated with the net income attributable to the noncontrolling interest of GSSM, which was formed during September 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations, cash on hand, equity offerings and credit facility borrowings. We currently use our funds primarily for the acquisition of vessels, fleet renewal, drydocking for our vessels, payment of dividends, debt repayments and satisfying working capital requirements as may be needed to support our business.  Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which we operate, shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of our indebtedness, and other factors.

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $58.1 million as of December 31, 2022 in addition to the $212.9 million availability under the revolver of the $450 Million Credit Facility as of December 31, 2022, which compares to a minimum liquidity requirement under our credit facility of approximately $22 million as of the date of this report. Given anticipated capital expenditures related to drydockings and the installation of ballast water treatment systems (“BWTS”) and fuel efficiency upgrade costs of $12.1 million and $23.4 million during 2023 and 2024, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to COVID-19, the war in Ukraine, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all. Throughout 2022, the Company made a total of $75.0 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. Of that amount, there were four $8.8 million quarterly repayments that represented the previously announced quarterly debt reduction payment as part of our plan to reduce our debt. These amounts were deducted from operating cash flows in each of our quarterly 2022 dividend payment calculation. The remainder of the debt we paid down included $40.0 million which was prepaid to optimize our working capital management, using our revolver to keep funds available while saving interest expense. Currently, there are no mandatory debt repayments until we must repay $171.0 million in 2026. Although we do not have any mandatory debt repayments until 2026, we intend to continue to pay down debt on a voluntary basis with a medium term goal of zero net debt.

As of December 31, 2022, the $450 Million Credit Facility contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

On November 8, 2022, we entered into an agreement with the lenders under the $450 Million Credit Facility to extend the 360-day period for which we may set aside net proceeds from the sale of the Genco Provence to finance a qualifying replacement vessel until October 28, 2023. Refer to Note 7 — Debt.

As of December 31, 2022, we were in compliance with all financial covenants under the $450 Million Credit facility.

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

On February 22, 2023, our Board declared a quarterly dividend of $0.50 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facility) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our new dividend policy, we have paid down additional indebtedness under our credit facilities and utilized the $450 Million Credit Facility to refinance our two prior credit facilities as noted above.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the COVID-19 pandemic or the war in Ukraine and related economic conditions may result in our suspension, reduction, or termination of future quarterly dividends.

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 35 - 36 of this report, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder’s tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

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

Cash Flows

Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was $189.3 million and $231.1 million, respectively.  This decrease in cash provided by operating activities was primarily due to lower revenue earned by our major bulk vessels partially offset by higher rates achieved by our minor bulk vessels, changes in working capital, as well as an increase in drydocking costs incurred. These decreases in cash provided by operating activities were partially offset by lower interest expense.

Net cash used in investing activities during the years ended December 31, 2022 and 2021 was $55.0 million and $67.6 million, respectively.  The decrease was primarily due to a $63.2 million decrease in the purchase of vessels. The purchase of vessels during 2022 is primarily a result of the delivery of two Ultramax vessels that were delivered during the first quarter of 2022, as well as fuel efficiency upgrade vessel asset additions for certain vessels in our fleet. The purchase of vessels during 2021 primarily included the purchase price of four Ultramax vessels which delivered during the third quarter of 2021, as well as deposits made for the two aforementioned Ultramax vessels that delivered during the first quarter of 2022. This decrease was partially offset by a $49.5 million decrease in net proceeds from the sale of vessels as there were no vessels sold during 2022.

Net cash used in financing activities during the years ended December 31, 2022 and 2021 was $190.7 million and $222.7 million, respectively.  The decrease was primarily due to the refinancing of our prior credit facilities with the $450 Million Credit Facility on August 31, 2021. During 2022, the decrease in total net cash used in financing activities related to our credit facilities was $128.2 million as compared to 2021. Additionally, there was a $6.0 million decrease in deferred financing costs paid in relation to the $450 Million Credit Facility during 2022 as compared to 2021. These decreases were partially offset by a $102.3 million increase in the payment of dividends during 2022 as compared to 2021.

Credit Facilities

On August 3, 2021, we entered into the $450 Million Credit Facility, which we used to refinance the existing debt outstanding under the $495 Million Credit Facility and the $133 Million Credit Facility as of August 31, 2021. Refer to Note 7 — Debt of our Consolidated Financial Statements for further details.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2022, we had three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At December 31, 2022, the total notional principal amount of the interest rate cap agreements was $200.0 million.

Refer to the table in Note 8 — Derivative instruments of our Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of December 31, 2022.

As part of our business strategy, we may enter into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. In determining the fair value of interest rate derivatives, we consider the creditworthiness of both the counterparty and ourselves, which has not changed significantly and has no effect on the valuation. Valuations prior to any adjustments for credit risk would be validated by comparison with counterparty valuations. Amounts would not and should not be identical due to the different modeling assumptions. Any material differences would be investigated.

As part of our business strategy, we may also enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2022 and 2021.

Interest Rates

The effective interest rate for the years ended December 31, 2022 and 2021 include interest rates associated with the interest expense for our various credit facilities including the following: the $450 Million Credit Facility, as well as the $133 Million Credit Facility and the $495 Million Credit Facility (until these facilities were refinanced with the $450 Million Credit Facility on August 31, 2021).

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 4.63% and 3.22% during 2022 and 2021, respectively.  The interest rate on the debt, excluding unused commitment fees, ranged from 2.26% to 6.54% and 2.24% to 3.48% during 2022 and 2021, respectively.

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

During the second half of 2018, we entered into agreements for the purchase of BWTS for 36 of our vessels.  During 2022, we completed the installation of BWTS on nine of our vessels. Additionally, during 2020 and 2019, we completed the installation of BWTS on nine and 17 of our vessels, respectively. There were no BWTS installations completed during 2021. Eleven of these vessels have since been sold. We anticipate that we will complete the installation of BWTS on one remaining vessel during the first quarter of 2023. We intend to fund the remaining BWTS purchase price and installation fees using cash on hand.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet.  Furthermore, we plan to upgrade a portion of our fleet with energy saving devices and apply high performance paint systems in order to reduce fuel consumption and emissions.

We estimate our capitalized drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, BWTS costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2024 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

2023	$8.5	$0.2	$3.4	204
2024	$19.4	$—	$4.0	385

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

During 2022 and 2021, we incurred a total of $25.8 million and $4.9 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydockings for 13 of our vessels, of which three began during the further quarter of 2021 and did not complete until the first quarter of 2022. One of our vessels completed part of its drydocking during 2022 and is not expected to complete the entire drydocking requirements until the first quarter of 2023. In addition to this one vessel, we estimate that four of our vessels will be drydocked during 2023 and 13 of our vessels will be drydocked during 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions.  We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application.  For an additional description of our significant accounting policies, see Note 2 to our Consolidated Financial Statements included in this report.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value of $400/lwt based on the 15-year average scrap value of steel.  Effective January 1, 2022, we increased the estimated scrap value of the vessels from $310 per lwt to $400 per lwt prospectively based on the 15-year average scrap value of steel. This change resulted in a decrease in the annual depreciation charge over the remaining useful life of the vessels. Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

There were no impairment losses during the years ended December 31, 2022 and 2021.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $450 Million Credit Facility as of December 31, 2022. Refer to Note 7 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $450 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of December 31, 2022 and 2021. Vessels have been grouped according to their collateralized status as of December 31, 2022 and does not include any vessels held for sale or held for exchange.

As of December 31, 2022, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were higher than their carrying values as December 31, 2022, with the exception of 16 of our Capesize vessels and one of our Ultramax vessels. As of December 31, 2021, the vessel valuations of all of our vessels for covenant compliance purposes under our credit facility as of the most recent compliance testing date were higher than their carrying values at December 31, 2021, with the exception of eleven of our Capesize vessels.

The amount by which the carrying value at December 31, 2022 of 16 of our Capesize vessels and one of our Ultramax vessels exceeded the valuation of such vessels for covenant compliances ranged, on an individual vessel basis, from $0.1 million to $11.9 million per vessel, and $130.0 million on an aggregate fleet basis. Comparatively, the amount by which the carrying value at December 31, 2021 of eleven of our Capesize vessels exceeded the valuation of such vessels for covenant compliances ranged, on an individual vessel basis, from $4.3 million to $7.0 million per vessel, and $62.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.6 million and $5.7 million as of December 31, 2022 and 2021, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2022	2021
$450 Million Credit Facility
Genco Commodus	2009	2009	$33,227	$35,200
Genco Maximus	2009	2009	33,275	35,215
Genco Claudius	2010	2009	34,850	36,872
Baltic Bear	2010	2010	34,682	36,666
Baltic Wolf	2010	2010	35,004	36,948
Genco Lion	2009	2013	29,853	29,971
Genco Tiger	2010	2013	28,207	28,658
Baltic Scorpion	2015	2015	22,448	23,456
Baltic Mantis	2015	2015	22,689	23,701
Genco Hunter	2007	2007	7,769	7,788
Genco Warrior	2005	2007	6,501	6,909
Genco Aquitaine	2009	2010	8,254	8,588
Genco Ardennes	2009	2010	8,258	8,591
Genco Auvergne	2009	2010	8,270	8,597
Genco Bourgogne	2010	2010	8,943	9,299
Genco Brittany	2010	2010	8,931	9,303
Genco Languedoc	2010	2010	8,932	9,304
Genco Picardy	2005	2010	6,899	7,347
Genco Pyrenees	2010	2010	8,979	9,311
Genco Rhone	2011	2011	10,203	10,512
Genco Constantine	2008	2008	31,638	32,152
Genco Augustus	2007	2007	29,321	30,822
Genco London	2007	2007	29,181	29,708
Genco Titus	2007	2007	29,823	30,503
Genco Tiberius	2007	2007	29,455	30,161
Genco Hadrian	2008	2008	31,623	32,570
Genco Predator	2005	2007	6,816	7,266
Baltic Hornet	2014	2014	21,058	22,022
Baltic Wasp	2015	2015	21,300	22,275
Genco Endeavour	2015	2018	40,498	42,207
Genco Resolute	2015	2018	40,852	42,507
Genco Columbia	2016	2018	23,480	24,484
Genco Weatherly	2014	2018	18,939	19,806
Genco Liberty	2016	2018	43,942	45,760
Genco Defender	2016	2018	43,964	45,792
Genco Magic	2014	2020	13,872	14,381
Genco Vigilant	2015	2021	14,901	15,476
Genco Freedom	2015	2021	14,996	15,577
Genco Enterprise	2016	2021	19,806	20,591
TOTAL			$871,639	$906,296
Unencumbered
Genco Madeleine	2014	2021	22,253	23,266
Genco Constellation	2017	2021	24,897	25,574
Genco Mayflower	2017	2021	25,328	26,005
Genco Laddey	2022	2022	29,326	—
Genco Mary	2022	2022	29,367	—
			$131,171	$74,845
Consolidated Total			$1,002,810	$981,141

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of commission, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for information regarding the sale of vessel assets.

Deferred drydocking costs

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  We defer the costs associated with drydockings as they occur and amortize these costs on a straight-line basis over the period between drydockings.  Deferred drydocking costs include actual costs incurred at the drydock yard; cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  We believe that these criteria are consistent with U.S. GAAP guidelines and industry practice and that our policy of deferral reflects the economics and market values of the vessels.  Costs that are not related to drydocking, including routine maintenance and repairs, are expensed as incurred.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the end of the drydock.

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

Although rates have been strong on a relative basis in 2021 and 2022, the drybulk charter market has been volatile in recent years. Shipping rates for key drybulk routes increased during 2021 after a decline in 2020 which was principally as a result of the global economic slowdown caused by the COVID-19 pandemic. Rates in 2022 continued to exhibit strength, particularly early in the year, before various factors described earlier led to a softening rate environment during the second half of the year.

When indicators of impairment are present and our estimate of future undiscounted cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2022, the future income streams expected to be earned by such vessels over their remaining operating lives and upon disposal on an undiscounted basis would be sufficient to recover their carrying values.  As of December 31, 2022, only the Capesize and certain of the Ultramax vessels had indicators of impairment and the estimated future undiscounted cash flows for those Capesize and Ultramax vessels exceeded each of those vessels’ carrying values by a margin of approximately 29% to 116% of the carrying value. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 14 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2022.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters or spot market voyage charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  In addition, we consider the current market rate environment and, if necessary, adjust our estimates of undiscounted cash flows to reflect the current rate environment. It is reasonably possible that the estimate of undiscounted cash flows may change in the future due to changes in current rates which could adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. It is also reasonably possible that vessels that were not subject to impairment testing during 2022 because there was no indicator of impairment could be subject to such testing in the future.

Of the inputs that the Company uses for its impairment analysis, future charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year
	Historical One-Year Time Charter
	Average at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2022	2021
Capesize	(18.0)%	(21.2)%
Ultramax (1)	(9.5)%	N/A
Supramax (2)	N/A	N/A
(1)	There were no indicators of impairment for our Ultramax vessels at December 31, 2021 as the respective fair market values of these vessels were higher than their respective carrying values. As such, these vessels were not subject to impairment testing as of December 31, 2021.
(2)	There were no indicators of impairment for our Supramax vessels as of December 31, 2022 and 2021, as the respective fair market values of these vessels were higher than their respective carrying values. As such, these vessels were not subject to impairment testing as of December 31, 2022 and 2021.

For our impairment analysis, we utilize the ten-year historical one-year time charter average, as well as considering the current rate environment, to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2022 and 2021, respectively, were above the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above)
	For the Years Ended December 31,
Vessel Class	2022	2021
Capesize	37.7%	74.9%
Ultramax	104.3%	88.2%
Supramax	98.8%	119.9%

The projected net operating cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and required capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $400 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held three interest rate cap agreements as of December 31, 2022 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at December 31, 2022 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Consolidated Financial Statements, which summarizes the interest rate caps in place as of December 31, 2022.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at December 31, 2022 is $6.7 million, of which $6.3 million has been classified as a current asset and $0.4 million has been classified as a noncurrent asset on the balance sheet. As of December 31, 2022, the Company has accumulated other comprehensive income (“AOCI”) of $6.5 million related to the interest rate cap agreements. At December 31, 2022, $6.1 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  During the years ended December 31, 2022 and 2021, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 7 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

●	$450 Million Credit Facility

●	One-month or three-month LIBOR plus 2.45% beginning August 31, 2021, which was reduced to 2.15% effective November 4, 2021.

●	$133 Million Credit Facility

●	$108 Million Tranche — one-month LIBOR plus 2.50% until August 31, 2021, when this facility was refinanced with the $450 Million Credit Facility.

●	$25 Million Tranche — one-month LIBOR plus 3.0% effective June 15, 2020 when the initial draw down on this facility was made until March 31, 2021, when this tranche was paid down.

●	$495 Million Credit Facility

●	$460 Million Tranche – one-month or three-month LIBOR plus 3.25% effective until August 31, 2021, when this facility was refinanced with the $450 Million Credit Facility.

●	$35 Million Tranche – one-month LIBOR plus 2.50% effective August 28, 2019 when the initial draw down on this tranche of this facility was made until June 7, 2021, when this tranche was paid down.

A 1% increase in LIBOR would have resulted in an increase of $2.0 million in interest expense for the year ended December 31, 2022.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates.  As of December 31, 2022, we held three interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. The total notional amount of the caps at December 31, 2022 is $200.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Consolidated Financial Statements which summarizes the interest rate caps in place as of December 31, 2022.

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

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

If indicators of impairment exist for a vessel asset, the Company determines the recoverable amount by estimating the undiscounted future cash flows associated with the vessel. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair market value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value. The Company makes significant assumptions and judgments to determine the undiscounted future cash flows expected to be generated over the remaining useful life of the asset, including estimates and assumptions related to the future charter rates, fleet utilization, vessel operating expenses, vessel capital expenditures and drydocking requirements, vessel residual value and the estimated remaining useful life of each vessel. Projected future charter rates are the most significant and volatile assumption that the Company uses for its impairment analysis. Total vessel assets as of December 31, 2022, were $1,002.8 million, with no impairment losses recorded during the year ended December 31, 2022.

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

/s/ Deloitte & Touche LLP

New York, New York
February 22, 2023 We have served as the Company’s auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2022 and 2021

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$58,142	$114,573
Restricted cash	5,643	5,643
Due from charterers, net of a reserve of $2,141 and $1,403, respectively	25,333	20,116
Prepaid expenses and other current assets	8,399	9,935
Inventories	21,601	24,563
Fair value of derivative instruments	6,312	—
Total current assets	125,430	174,830

Noncurrent assets:
Vessels, net of accumulated depreciation of $303,098 and $253,005, respectively	1,002,810	981,141
Deposits on vessels	—	18,543
Deferred drydock, net of accumulated amortization of $15,456 and $12,879 respectively	32,254	14,275
Fixed assets, net of accumulated depreciation and amortization of $6,254 and $3,984, respectively	8,556	7,237
Operating lease right-of-use assets	4,078	5,495
Restricted cash	315	315
Fair value of derivative instruments	423	1,166
Total noncurrent assets	1,048,436	1,028,172

Total assets	$1,173,866	$1,203,002

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$29,475	$29,956
Deferred revenue	4,958	10,081
Current operating lease liabilities	2,107	1,858
Total current liabilities:	36,540	41,895

Noncurrent liabilities:
Long-term operating lease liabilities	4,096	6,203
Long-term debt, net of deferred financing costs of $6,079 and $7,771, respectively	164,921	238,229
Total noncurrent liabilities	169,017	244,432

Total liabilities	205,557	286,327

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,327,181 and 41,924,597 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	423	419
Additional paid-in capital	1,588,777	1,702,166
Accumulated other comprehensive income	6,480	825
Accumulated deficit	(628,247)	(786,823)
Total Genco Shipping & Trading Limited shareholders’ equity	967,433	916,587
Noncontrolling interest	876	88
Total equity	968,309	916,675
Total liabilities and equity	$1,173,866	$1,203,002

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Voyage revenues	$536,934	$547,129	$355,560

Total revenues	536,934	547,129	355,560

Operating expenses:
Voyage expenses	153,889	146,182	156,985
Vessel operating expenses	99,469	82,089	87,420
Charter hire expenses	27,130	36,370	10,307
General and administrative expenses (inclusive of nonvested stock amortization expense of $3,242, $2,267 and $2,026, respectively)	25,708	24,454	21,266
Technical management fees	3,310	5,612	6,961
Depreciation and amortization	60,190	56,231	65,168
Impairment of vessel assets	—	—	208,935
(Gain) loss on sale of vessels	—	(4,924)	1,855

Total operating expenses	369,696	346,014	558,897

Operating income (loss)	167,238	201,115	(203,337)

Other income (expense):
Other income (expense)	178	541	(851)
Interest income	1,042	154	1,028
Interest expense	(9,094)	(15,357)	(22,413)
Loss on debt extinguishment	—	(4,408)	—

Other expense, net	(7,874)	(19,070)	(22,236)

Net income (loss)	159,364	182,045	(225,573)
Less: Net income attributable to noncontrolling interest	788	38	—
Net income (loss) attributable to Genco Shipping & Trading Limited	$158,576	$182,007	$(225,573)

Earnings (loss) per share-basic	$3.74	$4.33	$(5.38)
Earnings (loss) per share-diluted	$3.70	$4.27	$(5.38)
Weighted average common shares outstanding-basic	42,412,722	42,060,996	41,907,597
Weighted average common shares outstanding-diluted	42,915,496	42,588,871	41,907,597

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2022, 2021 and 2020

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2022	2021	2020

Net income (loss)	$159,364	$182,045	$(225,573)

Other comprehensive income	5,655	825	—

Comprehensive income (loss)	$165,019	$182,870	$(225,573)
Less: Comprehensive income attributable to noncontrolling interest	788	38	—
Comprehensive income (loss) attributable to Genco Shipping & Trading Limited	$164,231	$182,832	$(225,573)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2020	$417	$1,721,268	$—	$(743,257)	$978,428	$—	$978,428

Net loss				(225,573)	(225,573)		(225,573)

Issuance of shares due to vesting of RSUs	1	(1)			—		—

Cash dividends declared ($0.235 per share)		(9,887)			(9,887)		(9,887)

Nonvested stock amortization		2,026			2,026		2,026

Balance — December 31, 2020	$418	$1,713,406	$—	$(968,830)	$744,994	$—	$744,994

Net income				182,007	182,007	38	182,045

Other comprehensive income			825		825		825

Issuance of shares due to vesting of RSUs and exercise of stock options	1	(1)			—		—

Cash dividends declared ($0.32 per share)		(13,506)			(13,506)		(13,506)

Nonvested stock amortization		2,267			2,267		2,267

Non-controlling interest initial investment					—	50	50

Balance — December 31, 2021	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

Net income				158,576	158,576	788	159,364

Other comprehensive income			5,655		5,655		5,655

Issuance of shares due to vesting of RSUs and exercise of options	4	(4)			—		—

Cash dividends declared ($2.74 per share)		(116,627)			(116,627)		(116,627)

Nonvested stock amortization		3,242			3,242		3,242

Balance — December 31, 2022	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$159,364	$182,045	$(225,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,190	56,231	65,168
Amortization of deferred financing costs	1,694	3,536	3,903
Amortization of fair market value of time charters acquired	—	(4,263)	—
Right-of-use asset amortization	1,417	1,387	1,359
Amortization of nonvested stock compensation expense	3,242	2,267	2,026
Impairment of vessel assets	—	—	208,935
(Gain) loss on sale of vessels	—	(4,924)	1,855
Loss on debt extinguishment	—	4,408	—
Amortization of premium on derivative	86	197	—
Interest rate cap premium payment	—	(240)	—
Insurance proceeds for protection and indemnity claims	829	988	569
Insurance proceeds for loss of hire claims	—	—	78
Change in assets and liabilities:
(Increase) decrease in due from charterers	(5,217)	(7,125)	710
Increase in prepaid expenses and other current assets	(317)	(783)	(1,938)
Decrease (increase) in inventories	2,962	(2,980)	5,625
(Decrease) increase in accounts payable and accrued expenses	(2,134)	5,405	(17,355)
(Decrease) increase in deferred revenue	(5,123)	1,660	1,794
Decrease in operating lease liabilities	(1,858)	(1,765)	(1,677)
Deferred drydock costs incurred	(25,812)	(4,925)	(8,583)
Net cash provided by operating activities	189,323	231,119	36,896

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(52,473)	(115,680)	(4,485)
Purchase of scrubbers (capitalized in Vessels)	—	(199)	(10,973)
Purchase of other fixed assets	(3,566)	(1,585)	(4,580)
Net proceeds from sale of vessels	—	49,473	56,993
Insurance proceeds for hull and machinery claims	1,024	418	484
Net cash (used in) provided by investing activities	(55,015)	(67,573)	37,439

Cash flows from financing activities:
Proceeds from the $450 Million Credit Facility	—	350,000	—
Repayments on the $450 Million Credit Facility	(75,000)	(104,000)	—
Proceeds from the $133 Million Credit Facility	—	—	24,000
Repayments on the $133 Million Credit Facility	—	(114,940)	(9,160)
Proceeds from the $495 Million Credit Facility	—	—	11,250
Repayments on the $495 Million Credit Facility	—	(334,288)	(72,686)
Investment by non-controlling interest	—	50	—
Cash dividends paid	(115,728)	(13,463)	(9,847)

	For the Years Ended December 31,
	2022	2021	2020
Payment of deferred financing costs	(11)	(6,053)	(462)
Net cash used in financing activities	(190,739)	(222,694)	(56,905)

Net (decrease) increase in cash, cash equivalents and restricted cash	(56,431)	(59,148)	17,430

Cash, cash equivalents and restricted cash at beginning of period	120,531	179,679	162,249
Cash, cash equivalents and restricted cash at end of period	$64,100	$120,531	$179,679

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except per Share Data)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2022, 2021 and 2020

1 – GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2022, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of December 31, 2022 and 2021, and was formed to provide ship management services to the Company’s vessels. As of December 31, 2022 and 2021, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

At present, it is not possible to ascertain any future impact of COVID-19 on the Company’s operational and financial performance. However, the extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors the Company cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity. This could have a material adverse effect on the Company’s business, results of operations, cash flows, financial condition, the carrying value of the Company’s assets, the fair values of the Company’s vessels, and the Company’s ability to pay dividends.

Other General Information

As of December 31, 2022, 2021 and 2020, the Company’s fleet consisted of 44, 42 and 47 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2022:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,018	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,018	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Picardy Limited	Genco Picardy	55,257	8/16/10		2005
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,060	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Genco Magic Limited	Genco Magic	63,446	12/23/20		2014
Genco Vigilant Limited	Genco Vigilant	63,498	1/28/21		2015
Genco Freedom Limited	Genco Freedom	63,671	2/2/21		2015
Genco Enterprise Limited	Genco Enterprise	63,473	8/23/21		2016
Genco Madeleine Limited	Genco Madeleine	63,166	8/23/21		2014
Genco Mayflower Limited	Genco Mayflower	63,304	8/24/21		2017
Genco Constellation Limited	Genco Constellation	63,310	9/3/21		2017
Genco Laddey Limited	Genco Laddey	61,303	1/6/22		2022
Genco Mary Limited	Genco Mary	61,304	1/6/22		2022
Baltic Lion Limited	Genco Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Bear Limited	Baltic Bear	177,717	5/14/10		2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10		2010
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14		2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/2015		2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,470	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

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

Accounting estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel valuations, the valuation of amounts due from charterers, performance claims, residual value of vessels, useful life of vessels, the fair value of time charters acquired, and the fair value of derivative instruments, if any. Actual results could differ from those estimates.

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

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$58,142	$114,573
Restricted cash - current	5,643	5,643
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$64,100	$120,531

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, including receivables for spot market voyages, net of the provision for doubtful accounts. At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims. As of December 31, 2022 and 2021, the Company had a reserve of $2,141 and $1,403, respectively, against the due from charterers balance and an additional accrual of $592 and $364, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Bunker swap and forward fuel purchase agreements

From time to time, the Company may enter into fuel hedge agreements with the objective of reducing the risk of the effect of changing fuel prices. The Company has entered into bunker swap agreements and forward fuel purchase agreements. The Company’s bunker swap agreements and forward fuel purchase agreements do not qualify for hedge accounting treatment; therefore, any unrealized or realized gains and losses are recorded in the Consolidated Statements of Operations. Derivatives are Level 2 instruments in the fair value hierarchy.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded $1,631, $439 and ($156) of realized gains (losses) in other income (expense), respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $3, $34 and ($74) of unrealized gains (losses) in other income (expense), respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of December 31, 2022 and 2021 is $168 and $113, respectively, and are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of December 31, 2022 and 2021 is $71 and $20, respectively, and are recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Inventories

Inventories consist of consumable bunkers and lubricants that are stated at the lower of cost and net realizable value. Cost is determined by the first in, first out method.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2022 and 2021 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities. See Note 9 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2022, 2021 and 2020 was $50,092, $49,417 and $58,008, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (“lwt”). Effective January 1, 2022, the Company increased the estimated scrap value of the vessels from $310 per lwt to $400 per lwt prospectively based on the average of the 15-year average scrap value of steel.

During the year ended December 31, 2022, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $4,647. The decrease in depreciation expense resulted in a $0.11 increase to the basic and diluted net earnings per share during the year ended December 31, 2022. The basic and diluted net earnings per share for the year ended December 31, 2022 would have been $3.63 per share and $3.59 per share, respectively, if there were no change in the estimated scrap value.

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Costs deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the end of the drydock.

Amortization expense for drydocking for the years ended December 31, 2022, 2021 and 2020 was $7,832, $5,055 and $5,598, respectively, and is included in Depreciation and amortization expense in the Consolidated Statements of Operations. All other costs incurred during drydocking are expensed as incurred, with the exception of other capitalized costs incurred related to vessel assets and vessel equipment.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2022, 2021 and 2020 was $2,266, $1,759 and $1,562, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. Refer to “Revenue recognition” below for a description of the Company’s revenue recognition policy.

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

The Company has identified that time charter agreements, including fixed rate time charters and spot market-related time charters, contain a lease in accordance with ASC 842 — Leases (Topic 842) (“ASC 842”). Refer to Note 13 — Voyage Revenues for further discussion.

Spot market voyage charters

In a spot market voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. The contract generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the years ended December 31, 2022, 2021 and 2020 is not a material percentage of the Company’s revenues.

Revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. Refer to Note 13 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (gain) loss of ($2,931), ($1,889) and $697 during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

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

Charter hire expenses

The costs to charter-in third party vessels, which primarily include the daily charter hire rate net of commissions, are recorded as Charter hire expenses. The Company recorded $27,130, $36,370 and $10,307 of charter hire expenses during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Impairment of long-lived assets

During the years ended December 31, 2022 and 2021, the Company did not incur any impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”). During the year ended December 31, 2020, the Company recorded $208,935 related to the impairment of vessel assets in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

When the Company performs its analysis of the anticipated undiscounted future net cash flows, the Company utilizes various assumptions based on historical trends. Specifically, the Company utilizes the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time during which the Company’s vessels are not fixed on time charters or spot market voyage charters, the Company utilizes an estimated daily time charter equivalent for the vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  In addition, the Company considers the current market rate environment and, if necessary, will adjust its estimates of future undiscounted cash flows to reflect the current rate environment. The projected undiscounted future net cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and required capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $400 per light weight ton, consistent with the Company’s depreciation policy during 2022.

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

(Gain) loss on sale of vessels

During the year ended December 31, 2022, the Company did not sell any vessels. During the years ended December 31, 2021 and 2020, the Company recorded net (gains) losses of ($4,924) and $1,855, respectively, related to the sale of vessels. The ($4,924) net gains recognized during the year ended December 31, 2021 related primarily to the sale of the Genco Provence, partially offset by losses related to the sale of the Baltic Panther, the Baltic Hare, the Baltic Cougar, the Baltic Leopard and the Genco Lorraine, as well as net losses associated with the exchange of the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. The $1,855 net losses recognized during the year ended December 31, 2020 related primarily to the sale of the Genco Charger, the Genco Thunder, the Baltic Wind, the Baltic Breeze, the Genco Bay, the Baltic Jaguar, the Genco Loire, the Genco Normandy and the Genco Ocean. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

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

The Company is incorporated in the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax. The Company is not taxable in any other jurisdiction, with the exception of Genco Shipping Pte. Ltd. and Genco Shipping A/S, as noted in the “Income taxes” section below.

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

Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the years ended December 31, 2022, 2021 and 2020. In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year. Management believes that during the years ended December 31, 2022, 2021 and 2020, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the years ended December 31, 2022, 2021 and 2020, the Company qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

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

The Company established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017. GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore. The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA. Income from non-qualifying activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%). During the year ended December 31, 2022, GSPL recorded $64 of income tax in Other income (expense) in the Consolidated Statement of Operations. During the years ended December 31, 2021 and 2020, there was no income tax recorded by GSPL.

During 2018, the Company established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark. Genco Shipping A/S was subject to corporate taxes in Denmark a rate of 22% during 2022, 2021 and 2020. During the years ended December 31, 2022, 2021 and 2020, Genco Shipping A/S recorded $1,209, $2 and $407, respectively, of income tax in Other income (expense) in the Consolidated Statements of Operations.

GSSM was subject to corporate taxes in Singapore during 2022 and 2021 at a rate of 17%. During the years ended December 31, 2022 and 2021, the Company recorded $350 and $26, respectively, of income tax in Other income (expense) in the Consolidated Statements of Operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. The Company earned all of its voyage revenues from 123, 139 and 166 customers during the years ended December 31, 2022, 2021 and 2020.

For the years ended December 31, 2022, 2021 and 2020, there were no customers that individually accounted for more than 10% of voyage revenues.

As of December 31, 2022 and 2021, the Company maintains all of its cash and cash equivalents with six and four financial institutions, respectively. None of the Company’s cash and cash equivalents balance is covered by insurance in the event of default by these financial institutions.

Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”)” which provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) – Scope (“ASU 2021-01”),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modification made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modification made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of Topic 848 until December 31, 2024. ASU 2022-06 became effective upon issuance. The Company has evaluated the impact of the adoption of ASU 2020-04, ASU 2021-01 and ASU 2022-06 and has determined that there is no effect on its Consolidated Financial Statements and related disclosures.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2022, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,394 for the Purchase of vessels and ballast water treatment systems, including deposits and $1,178 for the Purchase of other fixed assets. For the year ended December 31, 2022, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,056 for Cash dividends payable.

For the year ended December 31, 2021, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,643 for the Purchase of vessels and ballast water treatment systems, including deposits, $6 for the Purchase of scrubbers, and $1,160 for the Purchase of other fixed assets. For the year ended December 31, 2021, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $157 for Cash dividends payable and $9 associated with the Payment of deferred financing costs.

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

During the years ended December 31, 2022, 2021 and 2020, cash paid for interest, net of amounts capitalized, was $9,329, $11,749 and $18,420, respectively. Refer to Note 7 — Debt.

During the years ended December 31, 2022, 2021 and 2020, any cash paid for income taxes was insignificant.

During the year ended December 31, 2022, the Company reclassified $18,543 from Deposits on vessels to Vessels, net of accumulated depreciation upon the delivery of the Genco Mary and the Genco Laddey. Refer to Note 4 — Vessel Acquisitions and Dispositions.

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

On December 23, 2022, the Company issued 270,097 restricted stock units to certain individuals. The aggregate fair value of these restricted stock units was $4,200.

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

These three vessels had existing below market time charters at the time of the acquisition during the third quarter of 2021; therefore, the Company recorded the fair market value of time charters acquired of $4,263 which was amortized as an increase to voyage revenues during the remaining term of each respective time charter. During the year ended December 31, 2021, $4,263 was amortized into voyage revenues. There is no remaining unamortized fair market value of time charters acquired as of December 31, 2022 and 2021.

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

Capitalized interest expense associated with these newbuilding contracts for the year ended December 31, 2022 and 2021 was $5 and $292, respectively.

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

As of December 31, 2022 and 2021, the Company recorded $5,643 of current restricted cash in the Consolidated Balance Sheets, representing the net proceeds from the sale of the Genco Provence on November 2, 2021 which served as collateral under the $450 Million Credit Facility. Pursuant to the $450 Million Credit Facility, the net proceeds received from the sale remained classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360 day period, the Company will be required to use the proceeds as a loan prepayment. On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend this period with regard to net proceeds from the sale of the Genco Provence until October 28, 2023. Refer also to Note 7 — Debt.

Refer to the “Impairment of long-lived assets” and the “(Gain) loss on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the (gain) loss on sale of vessels recorded during the years ended December 31, 2022, 2021 and 2020.

5 –EARNINGS (LOSS) PER SHARE

The computation of basic earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted earnings (loss) per share assumes the vesting of nonvested stock awards and the exercise of stock options (refer to Note 17 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive.

The Company’s diluted earnings (loss) per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) and MIP Warrants issued by the Company (refer to Note 17 — Stock-Based Compensation) if the impact is dilutive under the treasury stock method. The equity warrants had a seven-year term that commenced on the day following the Effective Date and were exercisable for one tenth of a share of the Company’s common stock. All MIP Warrants during the years ended December 31, 2020 were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive. The MIP Warrants expired on August 7, 2020. There were 3,936,761 equity warrants excluded from the computation of diluted earnings (loss) per share during the years ended December 31, 2021 and 2020 because they were anti-dilutive. These equity warrants expired at 5:00 p.m. on July 9, 2021 without exercise.

The components of the denominator for the calculation of basic and diluted earnings (loss) per share are as follows:

	For the Years Ended December 31,
	2022	2021	2020

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,412,722	42,060,996	41,907,597

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,412,722	42,060,996	41,907,597

Dilutive effect of stock options	314,143	313,684	—

Dilutive effect of restricted stock units	188,631	214,191	—

Weighted-average common shares outstanding, diluted	42,915,496	42,588,871	41,907,597

6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022, 2021 and 2020, the Company did not have any related party transactions.

7 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2022	2021
Principal amount	$171,000	$246,000
Less: Unamortized deferred financing costs	(6,079)	(7,771)
Less: Current portion	—	—

Long-term debt, net	$164,921	$238,229

As of December 31, 2022 and 2021, $6,079 and $7,771 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets. Amortization expense for deferred financing costs for the years ended December 31, 2022, 2021 and 2020 was $1,694, $3,536 and $3,903, respectively. This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

On August 31, 2021, the $495 Million Credit Facility and the $133 Million Credit Facility were refinanced with the $450 Million Credit Facility as noted below.

Effective August 31, 2021, the portion of the unamortized deferred financing costs for the $495 Million Credit Facility and the $133 Million Credit Facility that was accounted for as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $450 Million Credit Facility in accordance with ASC 470-50.

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

The key terms associated with the $450 Million Credit Facility are as follows:

●	The final maturity date is August 3, 2026.

●	Borrowings are subject to a limit of the ratio of the principal amount of debt outstanding to the collateral (“LTV”) of 55%.

●	There is a non-committed accordion term loan facility whereby additional borrowings of up to $150,000 may be incurred if additional eligible collateral is provided; such additional borrowings are subject to an LTV ratio of 60% for collateral vessels less than five years old or 55% for collateral vessels at least five years old but not older than seven years.

●	Borrowings bear interest at LIBOR plus a margin of 2.15% to 2.75% based on the Company’s quarterly total net leverage ratio (the ratio of total indebtedness to consolidated EBITDA), which may be increased or decreased by a margin of up to 0.05% based on the Company’s performance regarding emissions targets. Upon cessation of the LIBOR rate, borrowings will bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York plus a spread adjustment, plus the applicable margin referred to above.

●	Scheduled quarterly commitment reductions are $11,720 per quarter followed by a balloon payment of $215,600.

●	Collateral includes thirty-nine of our current vessels, leaving five vessels unencumbered.

●	Commitment fees are 40% of the applicable margin for unutilized commitments.

●	The Company can sell or dispose of collateral vessels without loan prepayment if a replacement vessel or vessels meeting certain requirements are included as collateral within 360 days.

●	The Company is subject to customary financial covenants, including a collateral maintenance covenant requiring the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of loans outstanding, a minimum liquidity covenant requiring our unrestricted cash and cash equivalents to be the greater of $500 per vessel or 5% of total indebtedness, a minimum working capital covenant requiring consolidated current assets (excluding restricted cash) minus current liabilities (excluding the current portion of debt) to be not less than zero, and a debt to capitalization covenant requiring the ratio of total net indebtedness to total capitalization to be not more than 70%.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend. Other restrictions in the dividend covenants of the Company’s prior credit facilities were eliminated.

On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend the 360-day period that the net proceeds received from the sale of the Genco Provence may be held as restricted cash to finance a qualifying replacement vessel until October 28, 2023. Refer also to Note 4 — Vessel Acquisitions and Dispositions.

As of December 31, 2022, there was $212,930 of availability under the $450 Million Credit Facility. Total debt repayments of $75,000 and $104,000 were made during the years ended December 31, 2022 and 2021, respectively, under the $450 Million Credit Facility. As of December 31, 2022, the total outstanding net debt balance was $164,921.

As of December 31, 2022, the Company was in compliance with all of the financial covenants under the $450 Million Credit Facility.

The following table sets forth the scheduled repayment of the outstanding principal debt of $171,000 as of December 31, 2022 under the $450 Million Credit Facility:

Year Ending December 31,	Total

2026	$171,000

Total debt	$171,000

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

On August 31, 2021, the $133 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above. As of December 31, 2022 and 2021, the total outstanding net debt balance under this facility was $0.

In relation to the $108,000 tranche of the $133 Million Credit Facility, borrowings bore interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.

In relation to the $25,000 Revolver tranche of the $133 Million Credit Facility, borrowings bore interest at LIBOR plus 3.00%.

Total debt repayments of $114,940 and $9,160 were made during the years ended December 31, 2021 and 2020, respectively, under the $133 Million Credit Facility.

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

On August 31, 2021, the $495 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above. As of December 31, 2022 and 2021, the total outstanding net debt balance under this facility was $0.

In relation to the $460,000 tranche of the $495 Million Credit Facility, borrowings bore interest at LIBOR plus 3.25% through December 31, 2018 and LIBOR plus a range of 3.00% and 3.50% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months EBITDA.

In relation to the $35,000 tranche of the $495 Million Credit Facility, borrowings bore interest at LIBOR plus 2.50% through September 30, 2019 and LIBOR plus a range of 2.25% to 2.75% thereafter, dependent upon the Company’s ratio of total net indebtedness to the last twelve months’ EBITDA.

Total debt repayments of $334,288 and $72,686 were made during the years ended December 31, 2021 and 2020, respectively, under the $495 Million Credit Facility.

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the costs associated with unused commitment fees, if applicable. The following tables also include the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Years Ended December 31,
	2022	2021	2020
Effective Interest Rate	4.63%	3.22%	3.71%
Range of Interest Rates (excluding unused commitment fees)	2.26 % to 6.54%	2.24 % to 3.48%	2.65 % to 3.50%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 14 — Leases), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum. During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum. The letter of credit outstanding was $300 as of December 31, 2022 and 2021 at a fee of 1.375% per annum. The letter of credit is cancelable on each renewal date provided the landlord is given 30 days' minimum notice. As of December 31, 2022 and 2021, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015. These amounts have been recorded as restricted cash included in total noncurrent assets in the Consolidated Balance Sheets as of December 31, 2022 and 2021.

-

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of December 31, 2022, the Company had three interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The three interest rate cap agreements were initially designated and qualified as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap are recorded within interest expense. As the forecasted interest payments hedged are not remote of occurring, the amounts in AOCI as of the date of dedesignation will be recognized over the remaining original hedge period. During the year ended December 31, 2022, the Company recorded a gain of $94 in interest expense for the portion of the interest rate caps not designated as a hedging instrument.

The following table summarizes the interest rate cap agreements in place as of December 31, 2022.

Interest Rate Cap Detail				Notional Amount Outstanding
				December 31,
Trade date	Cap Rate	Start Date	End Date	2022

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
July 29, 2020	0.75%	July 31, 2020	December 29, 2023	100,000
March 6, 2020	1.50%	March 10, 2020	March 10, 2023	50,000
				$200,000

The Company records the fair value of the interest rate caps as Fair value of derivative instruments in the current and non-current asset section on its Consolidated Balance Sheets. The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements.

The Company recorded a $5,655 gain for the year ended December 31, 2022 in AOCI. The estimated income that is currently recorded in AOCI as of December 31, 2022 that is expected to be reclassified into earnings within the next twelve months is $6,096.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operations

	For the Year Ended December 31,
	2022	2021	2020
	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$9,094	$15,357	$22,413

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$(2,056)	$—	$—
Premium excluded and recognized on an amortized basis	180	197	—
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—

The following table shows the interest rate cap assets as of December 31, 2022:

		December 31,	December 31,
	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$6,112	$—

Interest rate caps	Fair value of derivative instruments - noncurrent	$381	$1,166

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$200	$—

Interest rate caps	Fair value of derivative instruments - noncurrent	$42	$—

The components of AOCI included in the accompanying Consolidated Balance Sheet consists of net unrealized gains on cash flow hedges as of December 31, 2022.

AOCI — January 1, 2022	$825

Amount recognized in OCI on derivative, intrinsic	6,297
Amount recognized in OCI on derivative, excluded	(642)
Amount reclassified from OCI into income	—

AOCI — December 31, 2022	$6,480

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of December 31, 2022 and 2021 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$58,142	$58,142	$114,573	$114,573
Restricted cash	5,958	5,958	5,958	5,958
Principal amount of floating rate debt	171,000	171,000	246,000	246,000

The carrying value of the borrowings under the $450 Million Credit Facility as of December 31, 2022 and 2021, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. Refer to Note 7 — Debt for further information regarding the Company’s credit facility. The carrying amounts of the Company’s other financial instruments as of December 31, 2022 and 2021 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the vessels assets for 30 of the Company’s vessels were written down as part of the impairment recorded during that period.  Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input.  Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of use asset if there are indicators of impairment.  During the years ended December 31, 2022, 2021 and 2020, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of December 31, 2022 and 2021.

10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2022	2021
Vessel stores	$142	$297
Capitalized contract costs (see Note 13)	2,474	1,983
Prepaid items	3,098	3,109
Insurance receivable	1,180	2,349
Advance to agents	463	827
Other	1,042	1,370
Total prepaid expenses and other current assets	$8,399	$9,935

11 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2022	2021
Fixed assets, at cost:
Vessel equipment	$11,670	$8,353
Furniture and fixtures	449	810
Leasehold improvements	1,584	1,386
Computer equipment	1,107	672
Total costs	14,810	11,221
Less: accumulated depreciation and amortization	(6,254)	(3,984)
Total fixed assets, net	$8,556	$7,237

12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Accounts payable	$16,162	$9,399
Accrued general and administrative expenses	6,171	4,719
Accrued vessel operating expenses	7,142	15,838
Total accounts payable and accrued expenses	$29,475	$29,956

13 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2022, 2021 and 2020, the Company earned $536,934, $547,129 and $355,560 of voyage revenues, respectively.

Revenue for spot market voyage charters is recognized ratably over the total transit time of the voyage, which begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606.  Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port, in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period is capitalized and recorded in Prepaid expenses and other current assets as capitalized contract costs in the Consolidated Balance Sheets and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses. Similarly, for any third party vessels that are chartered in, the charter hire expenses during this period are capitalized and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses. Refer also to Note 10 — Prepaid Expenses and Other Current Assets.

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

Total voyage revenue recognized in the Consolidated Statements of Operations includes the following:

	For the Years Ended
	December 31,
	2022	2021	2020
Lease revenue	$229,787	$160,242	$78,402
Spot market voyage revenue	307,147	386,887	277,158
Total voyage revenues	$536,934	$547,129	$355,560

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

Lastly, during July 2018, the Company entered into a lease for office space in Copenhagen, which commenced on July 1, 2018 and ended on April 30, 2019. A lease was signed for a new office space in Copenhagen effective May 1, 2019 which ended January 31, 2023. During June 2022, a lease was signed for a new office space in Copenhagen effective January 1, 2023 for a minimum period ending January 1, 2025.

The Company adopted ASC 842 using the transition method on January 1, 2019 and has identified the aforementioned leases as operating leases. Variable rent expense, such as utilities and escalation expenses, are excluded from the determination of the operating lease liability and the Company has deemed these insignificant. The Company used its incremental borrowing rate as the discount rate under ASC 842 since the rate implicit in the lease cannot be readily determined.

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was a free base rental period for the first four and a half months commencing on July 26, 2019. Following the expiration of the free base rental period, the monthly base sublease income is $102 per month until September 29, 2025. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Consolidated Statements of Operations. There was $1,223 of sublease income recorded during each of the years ended December 31, 2022, 2021 and 2020, respectively.

There was $1,789, $1,852 and $1,912 of operating lease costs recorded during the years ended December 31, 2022, 2021 and 2020, respectively, which was recorded in General and administrative expenses in the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of December 31, 2022 is as follows:

December 31,
2022
Operating Lease:
Operating lease right-of-use asset	$4,078

Current operating lease liabilities	$2,107
Long-term operating lease liabilities	4,096
Total operating lease liabilities	$6,203

Weighted average remaining lease term (years)	2.75
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of December 31, 2022 are as follows:

December 31,
2022
2023	$2,378
2024	2,453
2025	1,839
Total lease payments	6,670
Less imputed interest	(467)
Present value of lease liabilities	$6,203

Consolidated Cash Flow information related to leases are as follows:

	For the Years Ended
	December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,230	$2,230	$2,230

The Company charters in third-party vessels, and the Company is the lessee in these agreements under ASC 842.  The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the years ended December 31, 2022, 2021 and 2020, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the years ended December 31, 2022, 2021 and 2020 for these charter-in agreements.

15 - COMMITMENTS AND CONTINGENCIES

During the second half of 2018, the Company entered into agreements for the purchase of ballast water treatments systems (“BWTS”) for 36 of its vessels.  The cost of these systems has varied based on the size and specifications of each vessel and whether the systems are installed in China during the vessels’ scheduled drydockings.  Based on the contractual purchase price of the BWTS and the estimated installation fees, the Company estimates the cost of the systems to be approximately $1.0 million for Capesize vessels and $0.6 million for Supramax vessels. These costs are capitalized and depreciated over the remainder of the life of the vessel.  Prior to any adjustments for vessel impairment and vessel sales, the Company recorded cumulatively $25,763 and $18,992 in Vessel assets in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively, related to BWTS additions.  Excluding any installation fees, the Company expects to pay $34 during the year ending December 31, 2023 for BWTS.

16 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to U.S. based full-time employees who meet the plan’s eligibility requirements. This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415. Any matching contribution the Company makes vests immediately. For the years ended December 31, 2022, 2021 and 2020, the Company’s matching contributions to this plan were $482, $440 and $473, respectively.

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

As of December 31, 2022, the Company has awarded restricted stock units, restricted stock and stock options under the Amended 2015 Plan.

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

For the years ended December 31, 2022, 2021 and 2020, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2022	2021	2020
General and administrative expenses	$278	$635	$787

Amortization of the unamortized stock-based compensation balance of $89 as of December 31, 2022 is expected to be $81 and $8 during the years ended December 31, 2023 and 2024, respectively.  The following table summarizes the stock option activity for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022			2021			2020
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average	Number	Average	Average
	of	Exercise	Fair	of	Exercise	Fair	of	Exercise	Fair
	Options	Price	Value	Options	Price	Value	Options	Price	Value
Outstanding as of January 1	916,287	$9.02	$4.08	837,338	$8.86	$4.02	496,148	$10.11	$5.41
Granted	—	—	—	118,552	9.91	4.33	344,568	7.06	2.01
Exercised	(501,060)	9.94	5.16	(39,603)	8.37	3.46	—	—	—
Forfeited	—	—	—	—	—	—	(3,378)	8.07	3.76

Outstanding as of December 31	415,227	$7.91	$2.78	916,287	$9.02	$4.08	837,338	$8.86	$4.02

Exercisable as of December 31	221,336	$7.63	$2.63	488,969	$9.88	$5.04	293,792	$10.78	$6.01

The following table summarizes certain information about the options outstanding as of December 31, 2022:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2022			December 31, 2022
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	193,891	$8.22	3.56	221,336	$7.63	2.63

As of December 31, 2022 and 2021, a total of 415,227 and 916,287 stock options were outstanding, respectively.

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of December 31, 2022 and 2021, 612,300 and 478,848 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the Amended 2015 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors. The RSUs that have been issued to other individuals vest ratably on each of the three or five year anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding as of January 1	306,887	$9.65	298,834	$7.49	162,096	$9.26
Granted	533,969	17.55	159,492	11.93	221,903	6.80
Vested	(198,884)	11.23	(151,439)	7.79	(83,675)	9.07
Forfeited	—	—	—	—	(1,490)	8.39

Outstanding as of December 31	641,972	$15.74	306,887	$9.65	298,834	$7.49

The total fair value of the RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $4,006, $1,838 and $550, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2022:

Unvested RSUs			Vested RSUs
December 31, 2022			December 31, 2022
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
641,972	$15.74	3.33	243,920	$11.03

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of December 31, 2022, unrecognized compensation cost of $6,845 related to RSUs will be recognized over a weighted-average period of 3.33 years.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2022	2021	2020
General and administrative expenses	$2,964	$1,632	$1,239

18 - LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Cooperation Limited, which in turn had subchartered the vessel from BG Shipping Co. Limited, who had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. Such petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel has still not been released. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel has not been generating revenue while it has been subject to arrest and will not generate revenue unless and until it is released. The Company believes that these claims are without merit, has valid defenses against them and is vigorously defending them while continuing to seek the release of the Genco Constellation and any damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees as well as taking actions to secure counter security from BG Shipping Co. Limited.

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, results of operations or cash flows.

19 - SUBSEQUENT EVENTS

On February 21, 2023, the Company’s Board of Directors awarded grants of 68,758 RSUs to certain individuals under the 2015 Plan.  The awards generally vest ratably on each of the three year anniversaries of February 23, 2023.

On February 22, 2023, the Company announced a regular quarterly dividend of $0.50 per share to be paid on or about March 14, 2023, to shareholders of record as of March 7, 2023.  The aggregate amount of the dividend is expected to be approximately $21.5 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2022.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on pages 67 – 68 of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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
February 22, 2023

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022 (the “2023 Proxy Statement”) Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference to the text set forth in the 2023 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2023 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2023 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2023 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2023 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

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

10.61	Form of Director Restricted Stock Unit Agreement dated as of July 15, 2020 (28)

10.62	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(35)

10.63	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Apostolos Zafolias.(35)

10.64	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(35)

10.65	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Robert Hughes.(35)

10.66	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(35)

10.67	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Apostolos Zafolias.(35)

10.68	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(35)

Exhibit	Document
10.69	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Robert Hughes.(35)

10.70	Letter Agreement by and among Genco Shipping & Trading Limited, Centerbridge Partners L.P., and the Investors named therein, dated March 22, 2021.(31)

10.71	Amendment to Award Agreements dated June 14, 2021.(32)

10.72	Restricted Stock Unit Agreement dated May 4, 2021 between Genco Shipping & Trading Limited and Arthur L. Regan.(32)

10.73	Restricted Stock Unit Agreement dated May 13, 2021 between Genco Shipping & Trading Limited and James G. Dolphin.(32)

10.74	Form of Director Restricted Stock Unit Agreement dated May 13, 2021.(32)

10.75

US$450 Million Credit Agreement dated as of August 3, 2021, by and among Genco Shipping & Trading Limited as Borrower, the other Guarantors party thereto, the Lenders party thereto, Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, Security Trustee and Sustainability Coordinator, Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ), and DNB Markets, Inc., as Mandated Lead Arrangers and Bookrunners, and ING Bank N.V., London Branch and CIT Bank, N.A., as Co-Arrangers.(32)

10.76

First Amendment to Credit Agreement dated as of November 8, 2022, by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(*)

10.77	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(33)

10.78	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Apostolos Zafolias.(33)

10.79	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(33)

10.80	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Robert Hughes.(33)

10.81	Restricted Stock Unit Agreement dated May 16, 2022 between Genco Shipping & Trading Limited and James G. Dolphin.(34)

10.82	Form of Director Restricted Stock Unit Agreement dated May 16, 2022.(34)

10.83	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.84	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and Apostolos Zafolias.(*)

10.85	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

Exhibit	Document
10.86	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and Robert Hughes.(*)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021 (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)   Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2020.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 10, 2016.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2016.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2018.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2018.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2019.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2020.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2020.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2020.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2021.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2021.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission on May 4, 2022.

(34)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 3, 2022.

(35)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2023.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 22, 2023.

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