Form 10-Q
period 2023-03-31
GENCO SHIPPING & TRADING LTD
filed 2023-05-03
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2023: Common stock, par value $0.01 per share — 42,507,748 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$44,439	$58,142
Restricted cash	5,643	5,643
Due from charterers, net of a reserve of $2,157 and $2,141, respectively	16,692	25,333
Prepaid expenses and other current assets	10,393	8,399
Inventories	25,029	21,601
Fair value of derivative instruments	5,048	6,312
Total current assets	107,244	125,430

Noncurrent assets:
Vessels, net of accumulated depreciation of $315,639 and $303,098, respectively	990,643	1,002,810
Deferred drydock, net of accumulated amortization of $17,377 and $15,456 respectively	33,608	32,254
Fixed assets, net of accumulated depreciation and amortization of $6,887 and $6,254, respectively	8,372	8,556
Operating lease right-of-use assets	3,718	4,078
Restricted cash	315	315
Fair value of derivative instruments	—	423
Total noncurrent assets	1,036,656	1,048,436

Total assets	$1,143,900	$1,173,866

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$26,975	$29,475
Deferred revenue	5,029	4,958
Current operating lease liabilities	2,190	2,107
Total current liabilities:	34,194	36,540

Noncurrent liabilities:
Long-term operating lease liabilities	3,533	4,096
Long-term debt, net of deferred financing costs of $5,661 and $6,079, respectively	156,589	164,921
Total noncurrent liabilities	160,122	169,017

Total liabilities	194,316	205,557

Commitments and contingencies

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,507,748 and 42,327,181 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	425	423
Additional paid-in capital	1,568,818	1,588,777
Accumulated other comprehensive income	4,852	6,480
Accumulated deficit	(625,613)	(628,247)
Total Genco Shipping & Trading Limited shareholders’ equity	948,482	967,433
Noncontrolling interest	1,102	876
Total equity	949,584	968,309
Total liabilities and equity	$1,143,900	$1,173,866

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Voyage revenues	$94,391	$136,227

Total revenues	94,391	136,227

Operating expenses:
Voyage expenses	37,435	38,464
Vessel operating expenses	24,393	27,013
Charter hire expenses	3,664	7,638
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,559 and $690, respectively)	7,750	6,043
Technical management fees	762	917
Depreciation and amortization	15,944	14,059

Total operating expenses	89,948	94,134

Operating income	4,443	42,093

Other income (expense):
Other (expense) income	(324)	1,997
Interest income	770	17
Interest expense	(2,029)	(2,242)

Other expense, net	(1,583)	(228)

Net income	2,860	41,865
Less: Net income attributable to noncontrolling interest	226	176
Net income attributable to Genco Shipping & Trading Limited	$2,634	$41,689

Earnings per share-basic	$0.06	$0.99
Earnings per share-diluted	$0.06	$0.97
Weighted average common shares outstanding-basic	42,632,059	42,166,106
Weighted average common shares outstanding-diluted	43,097,362	42,867,349

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2023 and 2022

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Net income	$2,860	$41,865

Other comprehensive (loss) income	(1,628)	3,293

Comprehensive income	$1,232	$45,158
Less: Comprehensive income attributable to noncontrolling interest	226	176
Comprehensive income attributable to Genco Shipping & Trading Limited	$1,006	$44,982

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2023 and 2022

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2023	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net income				2,634	2,634	226	2,860

Other comprehensive loss			(1,628)		(1,628)		(1,628)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.50 per share)		(21,516)			(21,516)		(21,516)

Nonvested stock amortization		1,559			1,559		1,559

Balance — March 31, 2023	$425	$1,568,818	$4,852	$(625,613)	$948,482	$1,102	$949,584

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2022	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

Net income				41,689	41,689	176	41,865

Other comprehensive income			3,293		3,293		3,293

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.67 per share)		(28,454)			(28,454)		(28,454)

Nonvested stock amortization		690			690		690

Balance — March 31, 2022	$421	$1,674,400	$4,118	$(745,134)	$933,805	$264	$934,069

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,860	$41,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,944	14,059
Amortization of deferred financing costs	418	418
Right-of-use asset amortization	360	351
Amortization of nonvested stock compensation expense	1,559	690
Amortization of premium on derivative	59	43
Insurance proceeds for protection and indemnity claims	34	99
Change in assets and liabilities:
Decrease in due from charterers	8,641	77
Increase in prepaid expenses and other current assets	(2,263)	(1,350)
(Increase) decrease in inventories	(3,428)	1,226
Decrease in accounts payable and accrued expenses	(97)	(2,834)
Increase in deferred revenue	71	52
Decrease in operating lease liabilities	(480)	(456)
Deferred drydock costs incurred	(4,112)	(1,685)
Net cash provided by operating activities	19,566	52,555

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(2,003)	(45,482)
Purchase of other fixed assets	(1,085)	(1,483)
Insurance proceeds for hull and machinery claims	235	—
Net cash used in investing activities	(2,853)	(46,965)

Cash flows from financing activities:
Repayments on the $450 Million Credit Facility	(8,750)	(48,750)
Cash dividends paid	(21,666)	(28,289)
Payment of deferred financing costs	—	(11)
Net cash used in financing activities	(30,416)	(77,050)

Net decrease in cash, cash equivalents and restricted cash	(13,703)	(71,460)

Cash, cash equivalents and restricted cash at beginning of period	64,100	120,531
Cash, cash equivalents and restricted cash at end of period	$50,397	$49,071

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

As of March 31, 2023, the Company’s fleet consisted of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,635,000 dwt and an average age of approximately 11.1 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of March 31, 2023 and December 31, 2022, and was formed to provide ship management services to the Company’s vessels. As of March 31, 2023 and December 31, 2022, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements, including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the disclosures and footnotes normally included in complete consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 22, 2023 (the “2022 10-K”). The accompanying Condensed Consolidated Financial Statements include the accounts of GS&T and its direct and indirect wholly-owned subsidiaries and GSSM. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2023.

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

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$44,439	$58,142
Restricted cash - current	5,643	5,643
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$50,397	$64,100

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

During the three months ended March 31, 2023 and 2022, the Company recorded $108 and $629 of realized gains in other (expense) income, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded ($42) and $1,439 of unrealized (losses) gains in other (expense) income, respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of March 31, 2023 and December 31, 2022 is $54 and $168, respectively, and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of March 31, 2023 and December 31, 2022 is $0 and $71, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (loss) gain of ($371) and $2,004 during the three months ended March 31, 2023 and 2022, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2023, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $766 for the Purchase of vessels and ballast water treatment systems, including deposits, and $553 for the Purchase of other fixed assets. For the three months ended March 31, 2023, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $906 for Cash dividends payable.

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

During the three months ended March 31, 2023 and 2022, cash paid for interest, net of amounts capitalized, was $3,331 and $1,793, respectively, which was offset by $1,827 and $0 received as result of the interest rate cap agreements, respectively.

During the three months ended March 31, 2023 and 2022, any cash paid for income taxes was insignificant.

During the three months ended March 31, 2022, the Company reclassified $18,543 from Deposits on vessels to Vessels, net of accumulated depreciation upon the delivery of the Genco Mary and the Genco Laddey. Refer to Note 4 — Vessel Acquisitions and Dispositions.

On February 21, 2023, the Company issued 68,758 restricted stock units to certain individuals. The aggregate fair value of these restricted stock units was $1,250.

On February 23, 2022, the Company issued 201,934 restricted stock units to certain individuals. The aggregate fair value of these restricted stock units was $3,950.

Refer to Note 13 — Stock-Based Compensation for further information regarding the aforementioned restricted stock issuances.

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$557	$557

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On May 18, 2021, the Company entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29,170 each, that were renamed the Genco Mary and the Genco Laddey. The vessels were delivered to the Company on January 6, 2022. The remaining purchase price of $40,838 was paid during the three months ended March 31, 2022 upon delivery of the vessels.

Capitalized interest expense associated with these newbuilding contracts for the three months ended March 31, 2023 and 2022 was $0 and $5, respectively.

Vessel Dispositions

As of March 31, 2023 and December 31, 2022, the Company recorded $5,643 of current restricted cash in the Condensed Consolidated Balance Sheets, representing the net proceeds from the sale of the Genco Provence on November 2, 2021 which served as collateral under the $450 Million Credit Facility. Pursuant to the $450 Million Credit Facility, the net proceeds received from the sale remained classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360-day period, the Company will be required to use the proceeds as a loan prepayment. On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend this period with regard to net proceeds from the sale of the Genco Provence until October 28, 2023.

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

The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

	For the Three Months Ended
	March 31,
	2023	2022

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,632,059	42,166,106

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,632,059	42,166,106

Dilutive effect of stock options	214,611	440,550

Dilutive effect of restricted stock units	250,692	260,693

Weighted-average common shares outstanding, diluted	43,097,362	42,867,349

6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023 and 2022, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2023	2022
Principal amount	$162,250	$171,000
Less: Unamortized deferred financing costs	(5,661)	(6,079)
Less: Current portion	—	—

Long-term debt, net	$156,589	$164,921

$450 Million Credit Facility

On August 3, 2021, the Company entered into the $450 Million Credit Facility, a five-year senior secured credit facility which is allocated between an up to $150,000 term loan facility and an up to $300,000 revolving credit facility which was used to refinance the Company’s two prior credit facilities.

As of March 31, 2023, there was $209,960 of availability under the $450 Million Credit Facility. Total debt repayments of $8,750 and $48,750 were made during the three months ended March 31, 2023 and 2022, respectively, under the $450 Million Credit Facility.

As of March 31, 2023, the Company was in compliance with all of the financial covenants under the $450 Million Credit Facility.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended
	March 31,
	2023	2022
Effective Interest Rate	7.76%	2.99%
Range of Interest Rates (excluding unused commitment fees)	6.43 % to 7.00%	2.26 % to 2.61%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of March 31, 2023, the Company had two interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The two interest rate cap agreements were initially designated and qualified as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings. One of our $50,000 interest rate cap agreements expired on March 10, 2023.

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap are recorded within interest expense. As the forecasted interest payments hedged are not remote of occurring, the amounts in AOCI as of the date of dedesignation will be recognized over the remaining original hedge period. During the three months ended March 31, 2023, the Company recorded a loss of $20 in interest expense for the portion of the interest rate caps not designated as a hedging instrument.

The following table summarizes the interest rate cap agreements in place as of March 31, 2023.

Interest Rate Cap Detail				Notional Amount Outstanding
				March 31,
Trade date	Cap Rate	Start Date	End Date	2023

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
July 29, 2020	0.75%	July 31, 2020	December 29, 2023	100,000
				$150,000

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

The Company recorded a $1,628 unrealized loss for the three months ended March 31, 2023 in AOCI. The estimated income that is currently recorded in AOCI as of March 31, 2023 that is expected to be reclassified into earnings within the next twelve months is $4,852.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended March 31,
	2023	2022
	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$2,029	$2,242

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$(1,724)	$—
Premium excluded and recognized on an amortized basis	39	43
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—

The following table shows the interest rate cap assets as of March 31, 2023 and December 31, 2022:

		March 31,	December 31,
	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$4,855	$6,112

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$381

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$193	$200

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$42

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized gains on cash flow hedges as of March 31, 2023.

AOCI — January 1, 2023	$6,480

Amount recognized in OCI on derivative, intrinsic	(1,822)
Amount recognized in OCI on derivative, excluded	194
Amount reclassified from OCI into income	—

AOCI — March 31, 2023	$4,852

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$44,439	$44,439	$58,142	$58,142
Restricted cash	5,958	5,958	5,958	5,958
Principal amount of floating rate debt	162,250	162,250	171,000	171,000

The carrying value of the borrowings under the $450 Million Credit Facility as of March 31, 2023 and December 31, 2022, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of March 31, 2023 and December 31, 2022 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three months ended March 31, 2023 and 2022.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three months ended March 31, 2023 and 2022, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of March 31, 2023 and December 31, 2022.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Accounts payable	$14,595	$16,162
Accrued general and administrative expenses	2,642	6,171
Accrued vessel operating expenses	9,738	7,142
Total accounts payable and accrued expenses	$26,975	$29,475

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended March 31, 2023 and 2022, the Company earned $94,391 and $136,227 of voyage revenues, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended
	March 31,
	2023	2022
Lease revenue	$36,967	$55,804
Spot market voyage revenue	57,424	80,423
Total voyage revenues	$94,391	$136,227

12 – LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended March 31, 2023 and 2022. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three months ended March 31, 2023 and 2022, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2023:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2023	415,227	$7.91	$2.78
Granted	—	—	—
Exercised	(14,091)	7.89	2.69
Forfeited	—	—	—

Outstanding as of March 31, 2023	401,136	$7.91	$2.79

Exercisable as of March 31, 2023	364,826	$7.71	$2.63

The following table summarizes certain information about the options outstanding as of March 31, 2023:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2023			March 31, 2023
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	36,310	$9.91	3.90	364,826	$7.71	3.00

As of March 31, 2023 and December 31, 2022, a total of 401,136 and 415,227 stock options were outstanding, respectively.

The unamortized stock-based compensation balance of $47 as of March 31, 2023 is expected to be expensed $39 and $8 during the remainder of 2023 and during the year ending December 31, 2024, respectively.

For the three months ended March 31, 2023 and 2022, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$42	$113

Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of March 31, 2023 and December 31, 2022, 784,467 and 612,300 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest ratably on each of the three or five year anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2023:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2023	641,972	$15.74
Granted	76,425	18.04
Vested	(178,922)	13.04
Forfeited	—	—

Outstanding as of March 31, 2023	539,475	$16.96

The total fair value of the RSUs that vested during the three months ended March 31, 2023 and 2022 was $3,369 and $2,655, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2023:

Unvested RSUs			Vested RSUs
March 31, 2023			March 31, 2023
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
539,475	$16.96	3.54	250,675	$11.19

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of March 31, 2023, unrecognized compensation cost of $6,578 related to RSUs will be recognized over a weighted-average period of 3.54 years.

For the three months ended March 31, 2023 and 2022, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$1,517	$577

14 – LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Cooperation Limited, which had subchartered the vessel from BG Shipping Co. Limited, which in turn had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. The petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel was only released at the end of February 2023. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel was not generating revenue while it was subject to arrest. The Company believes that these claims are without merit and has valid defenses against them and is vigorously defending them while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited and is in the process of arbitration proceedings.

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

15 – SUBSEQUENT EVENTS

On April 3, 2023, the Company made a voluntary debt repayment of $8,750 under the $450 Million Credit Facility.

On April 3, 2023, the Company’s Board of Directors awarded a grant of 1,630 RSUs to an individual under the 2015 Plan.

On April 14, 2023, the Company’s Board of Directors awarded grants of 75,920 RSUs to certain individuals under the 2015 Plan. The awards generally vest ratably on each of the three year anniversaries of February 23, 2023. Additionally, on April 14, 2023, the Company’s Board of Directors awarded grants of 75,920 performance based restricted stock units (“PRSUs”) to certain individuals that are contingent upon the Company’s relative total shareholder return and return on invested capital for a three-year performance period ending December 31, 2025. The PRSUs, if earned, will vest during the first quarter of 2026.

On May 3, 2023, the Company announced a regular quarterly dividend of $0.15 per share to be paid on or about May 23, 2023 to shareholders of record as of May 16, 2023. The aggregate amount of the dividend is expected to be approximately $6.5 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy, including without limitation the ongoing war in Ukraine; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2023 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our new dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; and (xxiii) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the

Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in the Marshall Islands that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels. Our fleet currently consists of 44 drybulk vessels, including 17 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers, with an aggregate carrying capacity of approximately 4,635,000 deadweight tons (“dwt”) and an average age of approximately 11.2 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 30 – 31 for a table of our current fleet.

Genco’s approach towards fleet composition is to own a high-quality fleet of vessels that focuses on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category and the other vessel classes, including Ultramax and Supramax vessels, represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore and coal, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, bauxite, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment as well as opportunistically booking longer term fixed-rate coverage. Our fleet deployment strategy is currently weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer term time charter contracts or contracts of affreightment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Drawing on one of the strongest balance sheets in the drybulk industry, in April 2021 we announced a new comprehensive value strategy. This strategy is centered on three key pillars: compelling dividends, financial deleveraging and growth. During 2021, we executed this strategy by paying down $203 million of debt while expanding our core Ultramax fleet. Additionally, during 2022 and the first quarter of 2023, we have paid down an additional $83.8 million of debt, bringing our debt outstanding to $162.3 million, a 64% reduction from January 1, 2021. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. To support this strategy, in August 2021, we closed on a new $450 Million Credit Facility which we used to refinance our prior credit facilities, thereby increasing flexibility, improving key terms and lowering our cash flow breakeven rates. Within this facility is a significant revolving credit facility that we can utilize, of which $210.0 million is undrawn at March 31, 2023. The first quarterly dividend under our value strategy was paid during the first quarter of 2022 based on the financial results from the fourth quarter of 2021. Since the fourth quarter of 2021 though the first quarter of 2023, we have declared cumulative dividends under our value strategy of $3.39 per share.

In line with our value strategy, we will continue to focus on the following specific priorities for the remainder of 2023:

●	Pay attractive dividends to shareholders;
●	Continue to pay down debt through voluntary prepayments from a combination of cash flow generation and cash on our balance sheet; and
●	Opportunistically grow the fleet on a low levered basis

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

We have invested and plan to continue to invest in energy conservation programs to install various energy-saving devices, or ESDs, high performance paint systems, upgrade propellers among other initiatives on select vessels in our fleet. We began installing these ESDs on certain ships that entered drydocking in 2022, and we will continue to invest in our fleet.

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Over the course of the pandemic, governments implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, working from home, supply chain logistical changes, and closure of non-essential businesses. This led to a significant slowdown in overall economic activity levels globally and a decline in demand for certain of the raw materials that our vessels transport.

Drybulk shipping rates, and therefore our voyage revenues, depend to a significant degree on global economic activity levels and specifically, economic activity in China. As the world’s second largest economy, China is the largest importer of drybulk commodities globally, which drives demand for iron ore, coal and other cargoes we carry. In 2022, various regions in China experienced additional waves of COVID-19 outbreaks for which the government chose to reinstate lockdown measures as part of the country’s “zero tolerance” policy. This has resulted in a reduction in demand for steel products and other commodities we carry, as well as continued disruptions throughout the supply chain. As a result, China’s 2022 GDP growth target of around 5.5% was missed as the country’s GDP grew by 3%. Towards the end of 2022, the Chinese government began its pivot from its restrictive COVID policies, announcing various easing measures as well as support for the property sector. For 2023, the Chinese government has established a GDP growth target of around 5% while implementing various stimulus measures and pro-growth policies.

The outlook for China and the rest of the world remains uncertain and depends in part on the path of COVID-19 and measures taken by governments around the world in response to it. In 2021, spot rates for Capesize and Supramax vessels reached levels not seen since 2010, and these firm levels, particularly for Supramax vessels, continued into the first half of 2022 despite various seasonal factors. During the second half of 2022, rates declined from highs seen earlier in the year as China’s COVID-related lockdown measures intensified. After a seasonal decline in freight rates during the first quarter of 2023, Capesize and Supramax spot earnings began to rebound in March 2023 partially driven by China’s economic reopening. Global vaccination rates, vaccine effectiveness, and the onset of variants could impact the sustainability of any recovery in addition to drybulk specific seasonality described in further detail below.

As our vessels trade commodities globally, we have taken measures to safeguard our crew and work toward preventing the spread of COVID-19 or any transmissible disease. Genco enacts crew changes where permitted by regulations of the ports and of the country of origin of the mariners, in addition to strict protocols that safeguard our crews against COVID-19 exposure. Crew rotations have been steadily improving as port and travel restrictions globally have reduced. We continue to actively promote the health and safety of both on and off signing crew members.

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

Vessel Sales and Acquisitions

On May 18, 2021, we entered into agreements to acquire two 2022-built 61,000 dwt newbuilding Ultramax vessels from Dalian Cosco KHI Ship Engineering Co. Ltd. for a purchase price of $29.2 million each, which were renamed the Genco Mary and the Genco Laddey. The vessels were delivered on January 6, 2022, and we used cash on hand to finance the purchase.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2023 and 2022 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,530.0	1,530.0	—	—%
Ultramax	1,350.0	1,339.9	10.1	0.8%
Supramax	1,080.0	1,080.0	—	—%

Total	3,960.0	3,949.9	10.1	0.3%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	189.5	190.3	(0.8)	(0.4)%
Supramax	46.2	120.7	(74.5)	(61.7)%

Total	235.7	311.0	(75.3)	(24.2)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,440.7	1,502.0	(61.3)	(4.1)%
Ultramax	1,534.5	1,452.0	82.5	5.7%
Supramax	1,089.1	1,123.8	(34.7)	(3.1)%

Total	4,064.3	4,077.8	(13.5)	(0.3)%

Available days (owned fleet) (4)
Capesize	1,440.7	1,502.0	(61.3)	(4.1)%
Ultramax	1,345.0	1,261.7	83.3	6.6%
Supramax	1,042.9	1,003.1	39.8	4.0%

Total	3,828.6	3,766.8	61.8	1.6%

Operating days (5)
Capesize	1,434.1	1,458.3	(24.2)	(1.7)%
Ultramax	1,473.2	1,433.8	39.4	2.7%
Supramax	1,072.0	1,071.6	0.4	0.0%

Total	3,979.3	3,963.7	15.6	0.4%

Fleet utilization (6)
Capesize	98.6%	96.5%	2.1%	2.2%
Ultramax	95.7%	95.0%	0.7%	0.7%
Supramax	95.4%	90.8%	4.6%	5.1%

Fleet average	96.6%	94.4%	2.2%	2.3%

	For the Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$15,929	$24,627	$(8,698)	(35.3)%
Ultramax	14,890	25,449	(10,559)	(41.5)%
Supramax	10,010	21,577	(11,567)	(53.6)%

Fleet average	13,947	24,093	(10,146)	(42.1)%
Major bulk vessels	15,929	24,627	(8,698)	(35.3)%
Minor bulk vessels	12,752	23,739	(10,987)	(46.3)%

Daily vessel operating expenses (8)
Capesize	$6,571	$6,616	$(45)	(0.7)%
Ultramax	5,559	6,115	(556)	(9.1)%
Supramax	6,329	8,028	(1,699)	(21.2)%

Fleet average	6,160	6,839	(679)	(9.9)%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,		March 31,
	2023	2022	2023	2022	2023	2022
Voyage revenues (in thousands)	$94,391	$136,227	$39,620	$54,359	$54,771	$81,868
Voyage expenses (in thousands)	37,435	38,464	16,670	17,369	20,765	21,095
Charter hire expenses (in thousands)	3,664	7,638	—	—	3,664	7,638
Realized gain on fuel hedges (in thousands)	108	629	—	—	108	629
	53,400	90,754	22,950	36,990	30,450	53,764
Total available days for owned fleet	3,829	3,767	1,441	1,502	2,388	2,265
Total TCE rate	$13,947	$24,093	$15,929	$24,627	$12,752	$23,739

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

Operating Data

The following tables represent the operating data for the three months ended March 31, 2023 and 2022 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2023	2022	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$94,391	$136,227	$(41,836)	(30.7)%

Total revenues	94,391	136,227	(41,836)	(30.7)%

Operating Expenses:
Voyage expenses	37,435	38,464	(1,029)	(2.7)%
Vessel operating expenses	24,393	27,013	(2,620)	(9.7)%
Charter hire expenses	3,664	7,638	(3,974)	(52.0)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,559 and $690, respectively)	7,750	6,043	1,707	28.2%
Technical management fees	762	917	(155)	(16.9)%
Depreciation and amortization	15,944	14,059	1,885	13.4%

Total operating expenses	89,948	94,134	(4,186)	(4.4)%

Operating income	4,443	42,093	(37,650)	(89.4)%
Other expense, net	(1,583)	(228)	(1,355)	594.3%

Net income	$2,860	$41,865	$(39,005)	(93.2)%
Less: Net income attributable to noncontrolling interest	226	176	50	28.4%
Net income attributable to Genco Shipping & Trading Limited	$2,634	$41,689	$(39,055)	(93.7)%

Earnings per share - basic	$0.06	$0.99	$(0.93)	(93.9)%
Earnings per share - diluted	$0.06	$0.97	$(0.91)	(93.8)%
Weighted average common shares outstanding - basic	42,632,059	42,166,106	465,953	1.1%
Weighted average common shares outstanding - diluted	43,097,362	42,867,349	230,013	0.5%

EBITDA (1)	$19,837	$57,973	$(38,136)	(65.8)%

(1)	EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended
	March 31,
	2023	2022
Net income attributable to Genco Shipping & Trading Limited	$2,634	$41,689
Net interest expense	1,259	2,225
Income tax expense	—	—
Depreciation and amortization	15,944	14,059

EBITDA (1)	$19,837	$57,973

Results of Operations

The following tables set forth information about the current employment of the vessels in our fleet as of May 2, 2023:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	May 2023	$14,000
Genco Tiberius	2007	May 2023	Voyage
Genco London	2007	July 2023	$20,000
Genco Titus	2007	July 2023	Voyage
Genco Constantine	2008	June 2023	Voyage
Genco Hadrian	2008	May 2023	$14,500
Genco Commodus	2009	May 2023	Voyage
Genco Maximus	2009	September 2023	$27,500
Genco Claudius	2010	May 2023	Voyage
Genco Tiger	2011	July 2023	Voyage
Genco Lion	2012	May 2023	$20,000
Baltic Bear	2010	May 2023	Voyage
Baltic Wolf	2010	June 2023	$30,250
Genco Resolute	2015	February 2024	127% of BCI
Genco Endeavour	2015	January 2024	127% of BCI
Genco Defender	2016	April 2024	125% of BCI
Genco Liberty	2016	April 2023	Voyage

Ultramax Vessels
Baltic Hornet	2014	May 2023	$24,000
Baltic Wasp	2015	June 2023	$25,500
Baltic Scorpion	2015	June 2023	$13,500

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Baltic Mantis	2015	June 2023	$20,650
Genco Weatherly	2014	May 2023	$20,000
Genco Columbia	2016	May 2023	$20,500
Genco Magic	2014	June 2023	Voyage
Genco Vigilant	2015	June 2023	$19,000
Genco Freedom	2015	June 2023	$14,000
Genco Enterprise	2016	June 2023	$17,500
Genco Constellation	2017	June 2023	$21,000
Genco Madeleine	2014	May 2023	$14,000
Genco Mayflower	2017	June 2023	$20,000
Genco Mary	2022	May 2023	$15,000
Genco Laddey	2022	June 2023	$20,500

Supramax Vessels
Genco Predator	2005	May 2023	$5,250
Genco Warrior	2005	April 2023	Voyage
Genco Hunter	2007	July 2023	$11,000
Genco Aquitaine	2009	May 2023	$12,750
Genco Ardennes	2009	May 2023	Voyage
Genco Auvergne	2009	May 2023	Voyage
Genco Bourgogne	2010	May 2023	$13,750
Genco Brittany	2010	June 2023	Voyage
Genco Languedoc	2010	May 2023	$14,750
Genco Picardy	2005	July 2023	$23,100
Genco Pyrenees	2010	May 2023	Voyage
Genco Rhone	2011	May 2023	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

VOYAGE REVENUES-

For the three months ended March 31, 2023, voyage revenues decreased by $41.8 million, or 30.7%, to $94.4 million as compared to $136.2 million for the three months ended March 31, 2022. The decrease in voyage revenues was primarily due to lower rates earned by our major and minor bulk vessels. In the first quarter of 2023, spot freight rates softened due to various seasonal factors including the timing of the Chinese New Year, timing of frontloaded newbuilding deliveries, as well as a decline in cargo volumes due to maintenance and poor weather conditions in various export regions. Towards the end of the first quarter of 2023, the freight market began to strengthen, driven by the subsiding of a portion of these factors as well as China’s continued economic reopening.

The average TCE rate of our overall fleet decreased 42.1% to $13,947 a day during the first quarter of 2023 from $24,093 a day during the first quarter of 2022. The TCE for our major bulk vessels decreased by 35.3% from $24,627 a day during the first quarter of 2022 to $15,929 a day during the first quarter of 2023. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels decreased by 46.3% from $23,739 a day during the first quarter of 2022 to $12,752 a day during the first quarter of 2023 primarily a result of lower rates achieved by our Supramax vessels.

Fleet utilization increased from 94.4% during the first quarter of 2022 to 96.6% during the first quarter of 2023 primarily due to additional repair periods for our Supramax vessels during the first quarter of 2022.

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

Voyage expenses were $37.4 million and $38.5 million during the three months ended March 31, 2023 and 2022, respectively. This decrease was primarily due to lower bunker consumption for our major bulk vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $2.6 million from $27.0 million during the three months ended March 31, 2022 to $24.4 million during the three months ended March 31, 2023. The decrease was primarily due to lower COVID-19 related expenses.

Average daily vessel operating expenses (“DVOE”) for our fleet decreased to $6,160 per vessel per day for the three months ended March 31, 2023 from $6,839 per day for the three months ended March 31, 2022. The decrease in daily vessel operating expense was primarily due to lower COVID-19 related expenses, as well as reduced repair and maintenance costs. We experienced those higher costs last year as we completed the transition of vessels to our new technical management joint venture through the first half of 2022. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation. Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2023 were $90 below the first quarter 2023 budget of $6,250 per vessel per day.

Based on estimates provided by GSSM, our DVOE budget for the second quarter of 2023 is $6,250 per vessel per day on a fleet-wide basis, which includes an estimated amount for COVID-19 related expenses. For the remainder of 2023, we expect our DVOE budget to be $5,990 per vessel per day. We expect higher costs during the second quarter of 2022 due to the timing of crew changes and the timing of the purchase of stores and spare parts. We anticipate such costs will decrease over the course of the year. The potential impacts of the war in Ukraine and COVID-19 are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

COVID-19 restrictions with regard to crew rotations have previously resulted in increased crew related costs due to travel and port restrictions and could do so in the future. The timing of crew rotations depends on the duration and severity of COVID-19 in countries from which our crews are sourced as well as any restrictions in place at ports in which our vessels call. As a result, crew rotations may lead to deviation time of our vessels as well as unbudgeted expenses due to testing, personal protective equipment, quarantine periods, higher than normal travel expenses due to increased airfare costs, and crew bonuses to retain the existing crew during rotation delays.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. The impact of COVID-19 could result in potential shortages or a lack of access to required spare parts for the operation of our vessels, potential delays in any unscheduled repairs, deviations for crew changes or increased costs to successfully execute a crew change, which could lead to business disruptions and delays. Crew costs on our vessels could increase in the future due to higher wages, the potential impact of the war in Ukraine and COVID-19 restrictions.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $4.0 million from $7.6 million during the three months ended March 31, 2022 to $3.7 million during the three months ended March 31, 2023. The decrease was primarily due to lower charter-in hire rates as well as a decrease in chartered-in days.

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

For the three months ended March 31, 2023 and 2022, general and administrative expenses were $7.8 million and $6.0 million, respectively. The increase was primarily due to higher nonvested stock amortization expense as well as higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees include the direct costs incurred by GSSM for the technical management of the vessels under its management. Additionally, prior to the transfer of our vessels to GSSM for technical management, we incurred management fees payable to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees did not fluctuate significantly and were $0.8 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.9 million to $15.9 million during the three months ended March 31, 2023 as compared to $14.1 million during the three months ended March 31, 2022. This increase was primarily due to an increase in drydocking amortization expense for the major bulk vessels that completed their respective drydockings during the second quarter of 2022 through the first quarter of 2023.

OTHER INCOME (EXPENSE)-

NET INTEREST EXPENSE –

Net interest expense decreased by $1.0 million from $2.2 million during the three months ended March 31, 2022 to $1.3 million during the three months ended March 31, 2023. Net interest expense during the three months ended March 31, 2023 and 2022 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. This decrease was primarily due to higher interest income earned on our time deposits.

OTHER (EXPENSE) INCOME –

Other (expense) income fluctuated by $2.3 million from $2.0 million of other income during the three months ended March 31, 2022 to $0.3 million of other expense during the three months ended March 31, 2023. The fluctuation was primarily due to a change in the realized and unrealized gains (losses) related to our bunker swap and forward fuel purchase agreements as a result of the decreasing prices of fuel during the first quarter of 2023.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $44.4 million as of March 31, 2023 in addition to the $210.0 million availability under the revolver of the $450 Million Credit Facility as of March 31, 2023, which compares to a minimum liquidity requirement under our credit facility of approximately $22 million as of the date of this report. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $8.9 million and $23.4 million during the remainder of 2023 and 2024, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the war in Ukraine, COVID-19, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all. Throughout 2022 and the first quarter of 2023, the Company made a total of $83.8 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. Of that amount, there were five $8.8 million quarterly repayments that represented the previously announced quarterly debt reduction payment as part of our plan to reduce our debt. These amounts were deducted from operating cash flows in each of our quarterly 2022 and first quarter 2023 dividend payment calculation. The remainder of the debt we paid down included $40.0 million which was prepaid to optimize our working capital management, using our revolver to keep funds available while saving interest expense. Currently, there are no mandatory debt repayments until we must repay $162.3 million in 2026. Although we do not have any mandatory debt repayments until 2026, we intend to continue to pay down debt on a voluntary basis with a medium term goal of zero net debt.

As of March 31, 2023, the $450 Million Credit Facility contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

As of March 31, 2023, we were in compliance with all financial covenants under the $450 Million Credit facility.

Dividends

We disclosed on April 19, 2021 that, on management’s recommendation, our Board of Directors adopted a new quarterly dividend policy for dividends payable which commenced in the first quarter of 2022 in respect of our financial results for the fourth quarter of 2021. Under the quarterly dividend policy, the amount available for quarterly dividends is to be calculated based on the following formula:

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

On May 3, 2023, we announced a quarterly dividend of $0.15 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our new dividend policy, we have paid down additional indebtedness under our credit facilities and utilized the $450 Million Credit Facility to refinance our two prior credit facilities as noted above.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the war in Ukraine or the COVID-19 pandemic and economic conditions related to these events may result in our suspension, reduction, or termination of future quarterly dividends.

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 35 – 36 in the 2022 10-K, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder's tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

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

Tax Consequences if We Are a Passive Foreign Investment Company

As discussed in “U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders” in Item 1.A Risk Factors in our 2022 10-K, a foreign corporation generally will be treated as a PFIC for U.S. federal income tax purposes if, after applying certain look through rules, either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value or adjusted bases of its assets (determined on a quarterly basis) produce or are held for the production of passive income, i.e., “passive assets.”  As discussed above, we do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

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

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2023 and 2022 was $19.6 million and $52.6 million, respectively. This decrease in cash provided by operating activities was primarily due to lower rates earned by our major and minor bulk vessels and changes in working capital. Additionally, there was an increase in drydocking costs incurred during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $2.9 million and $47.0 million, respectively. This decrease was primarily due to a $43.5 million decrease in the purchase of vessels primarily as a result of the purchase of two Ultramax vessels that delivered during the first quarter of 2022.

Net cash used in financing activities during the three months ended March 31, 2023 and 2022 was $30.4 million and $77.1 million, respectively.  The decrease is primarily due to the additional $40.0 million debt repayment made under the $450 Million Credit Facility during the first quarter of 2022. Additionally, there was a $6.6 million decrease in the payment of dividends during the three months ended March 31, 2023 as compared to March 31, 2022.

Credit Facilities

On August 3, 2021, we entered into the $450 Million Credit Facility. Refer to Note 7 — Debt of our Condensed Consolidated Financial Statements for further details.

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

At March 31, 2023, we had two interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At March 31, 2023, the total notional principal amount of the interest rate cap agreements is $150.0 million.

Refer to the table in Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of March 31, 2023.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2023 and December 31, 2022.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatments system (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2024 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

April 1 - December 31, 2023	$5.3	$0.2	$3.4	139
2024	$19.4	$—	$4.0	385

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

During the three months ended March 31, 2023 and 2022, we incurred a total of $4.1 million and $1.7 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of one of our vessels during the three months ended March 31, 2023, which began during the fourth quarter of 2022. We estimate that four of our vessels will be drydocked during the remainder of 2023 and 13 of our vessels will be drydocked during 2024.

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

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes or updates to our critical accounting policies as disclosed in the 2022 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less. Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2022 10-K.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $450 Million Credit Facility as of March 31, 2023. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $450 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2023 and December 31, 2022. Vessels have been grouped according to their collateralized status as of March 31, 2023 and does not include any vessels held for sale or held for exchange.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present. As of March 31, 2023 and December 31, 2022, 11 of our Capesize vessels and 17 of our vessels, including 16 Capesize vessels and one of our Ultramax vessels, respectively, had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2022 10-K, there were no impairment losses incurred during the three months ended March 31, 2023 and 2022.

The amount by which the carrying value at March 31, 2023 of 11 of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $6.0 million to $8.4 million per vessel, and $80.2 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2022 of 16 of our Capesize vessels and one of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $11.9 million per vessel, and $130.0 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $7.3 million at March 31, 2023 and $7.6 million as of December 31, 2022. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2023	2022
$450 Million Credit Facility
Genco Commodus	2009	2009	$32,733	$33,227
Genco Maximus	2009	2009	32,788	33,275
Genco Claudius	2010	2009	34,344	34,850
Baltic Bear	2010	2010	34,192	34,682

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2023	2022
Baltic Wolf	2010	2010	34,524	35,004
Genco Lion	2012	2013	29,532	29,853
Genco Tiger	2011	2013	27,894	28,207
Baltic Scorpion	2015	2015	22,200	22,448
Baltic Mantis	2015	2015	22,440	22,689
Genco Hunter	2007	2007	7,674	7,769
Genco Warrior	2005	2007	6,401	6,501
Genco Aquitaine	2009	2010	8,189	8,254
Genco Ardennes	2009	2010	8,194	8,258
Genco Auvergne	2009	2010	8,211	8,270
Genco Bourgogne	2010	2010	8,852	8,943
Genco Brittany	2010	2010	8,857	8,931
Genco Languedoc	2010	2010	8,859	8,932
Genco Picardy	2005	2010	6,842	6,899
Genco Pyrenees	2010	2010	8,905	8,979
Genco Rhone	2011	2011	10,112	10,203
Genco Constantine	2008	2008	31,051	31,638
Genco Augustus	2007	2007	28,762	29,321
Genco London	2007	2007	28,718	29,181
Genco Titus	2007	2007	29,339	29,823
Genco Tiberius	2007	2007	28,834	29,455
Genco Hadrian	2008	2008	31,136	31,623
Genco Predator	2005	2007	6,745	6,816
Baltic Hornet	2014	2014	20,819	21,058
Baltic Wasp	2015	2015	21,061	21,300
Genco Endeavour	2015	2018	40,109	40,498
Genco Resolute	2015	2018	40,452	40,852
Genco Columbia	2016	2018	23,226	23,480
Genco Weatherly	2014	2018	18,727	18,939
Genco Liberty	2016	2018	43,493	43,942
Genco Defender	2016	2018	43,544	43,964
Genco Magic	2014	2020	13,744	13,872
Genco Vigilant	2015	2021	14,767	14,901
Genco Freedom	2015	2021	14,858	14,996
Genco Enterprise	2016	2021	19,604	19,806
TOTAL			$860,732	$871,639
Unencumbered
Genco Madeleine	2014	2021	21,997	22,253
Genco Constellation	2017	2021	24,658	24,897
Genco Mayflower	2017	2021	25,063	25,328
Genco Laddey	2022	2022	29,076	29,326
Genco Mary	2022	2022	29,117	29,367
			$129,911	$131,171
Consolidated Total			$990,643	$1,002,810

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held two interest rate cap agreements as of March 31, 2023 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at March 31, 2023 is $150.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements, which summarizes the interest rate caps in place as of March 31, 2023.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at March 31, 2023 is $5.0 million which has been classified as a current asset on the balance sheet.  As of March 31, 2023, the Company has accumulated other comprehensive income (“AOCI”) of $4.9 million related to the interest rate cap agreements.  At March 31, 2023, $4.9 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. During the three months ended March 31, 2023 and 2022, we were subject to interest rates of one-month or three-month LIBOR plus 2.15% on the outstanding debt under our $450 Million Credit Facility.

A 1% increase in LIBOR would result in an increase of $0.4 million in interest expense for the three months ended March 31, 2023.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of March 31, 2023, we held two interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. The total notional amount of the caps at March 31, 2023 is $150.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements which summarizes the interest rate caps in place as of March 31, 2023.

The two interest rate cap agreements were initially designated and qualified as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in AOCI and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in the 2022 10-K, Hizone Group Co. Ltd, a sub-subcharterer of the Genco Constellation, asserted commercial claims that resulted in the arrest of the vessel in Ghana. The vessel was released at the end of February 2023. The Company believes that these claims are without merit and has valid defenses against them and is vigorously defending them while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited, the charterer of the vessel, and is in the process of arbitration proceedings.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2022 10-K, which could materially affect our business, financial condition or future results. Below is an update to the risk factor entitled, “Acts of war, terrorist attacks and other acts of violence or war may have an adverse effect on our business,”:

Since the Black Sea Grain Initiative was established on July 27, 2022 to allow for the export of grain from Ukrainian ports while the war in Ukraine continues, a total of approximately 29 million metric tons of grain has been exported from three Ukrainian ports under this agreement, of which over 75% has been corn and wheat cargoes. However, the agreement is set to expire on May 18, 2023, and Russia is indicating that it will not agree to extend the deal. Future prospects for Ukrainian grain shipments and the impact on drybulk markets for the shipment of grain and other cargoes remain unpredictable. Failure to renew the agreement or the continuation or worsening of the war in

Ukraine could have an adverse impact on our business, financial condition, and results of operations, and ability to pay dividends.

ITEM 5.  OTHER INFORMATION

On May 3, 2023, Apostolos Zafolias, the Company’s Chief Financial Officer and Executive Vice President, Finance and the Company entered into a separation agreement containing the terms described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2023, which terms are incorporated into this Item 5 by reference. The description of the separation agreement is qualified in its entirety by reference to the separation agreement, which is filed as Exhibit 10.2 to this report and also incorporated into this Item 5 by reference.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

10.1	Separation Agreement by and between Robert Hughes and Genco Shipping & Trading Limited, entered into on March 7, 2023.(*)

10.2	Separation Agreement by and between Apostolos Zafolias and Genco Shipping & Trading Limited, entered into on May 3, 2023.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2021.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 3, 2023	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 3, 2023	By:	/s/ Apostolos Zafolias
Apostolos Zafolias
Chief Financial Officer
(Principal Financial Officer)