Form 10-Q
period 2023-06-30
GENCO SHIPPING & TRADING LTD
filed 2023-08-08
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2023: Common stock, par value $0.01 per share — 42,528,689 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$47,934	$58,142
Restricted cash	5,643	5,643
Due from charterers, net of a reserve of $2,520 and $2,141, respectively	19,693	25,333
Prepaid expenses and other current assets	10,420	8,399
Inventories	22,962	21,601
Fair value of derivative instruments	4,030	6,312
Total current assets	110,682	125,430

Noncurrent assets:
Vessels, net of accumulated depreciation of $328,339 and $303,098, respectively	979,054	1,002,810
Deferred drydock, net of accumulated amortization of $19,505 and $15,456 respectively	33,858	32,254
Fixed assets, net of accumulated depreciation and amortization of $7,596 and $6,254, respectively	8,127	8,556
Operating lease right-of-use assets	3,357	4,078
Restricted cash	315	315
Fair value of derivative instruments	—	423
Total noncurrent assets	1,024,711	1,048,436

Total assets	$1,135,393	$1,173,866

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$19,042	$29,475
Deferred revenue	7,945	4,958
Current operating lease liabilities	2,237	2,107
Total current liabilities:	29,224	36,540

Noncurrent liabilities:
Long-term operating lease liabilities	2,963	4,096
Long-term debt, net of deferred financing costs of $5,239 and $6,079, respectively	148,261	164,921
Total noncurrent liabilities	151,224	169,017

Total liabilities	180,448	205,557

Commitments and contingencies

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,528,689 and 42,327,181 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	425	423
Additional paid-in capital	1,563,631	1,588,777
Accumulated other comprehensive income	3,859	6,480
Accumulated deficit	(614,051)	(628,247)
Total Genco Shipping & Trading Limited shareholders’ equity	953,864	967,433
Noncontrolling interest	1,081	876
Total equity	954,945	968,309
Total liabilities and equity	$1,135,393	$1,173,866

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Voyage revenues	$90,556	$137,764	$184,947	$273,991

Total revenues	90,556	137,764	184,947	273,991

Operating expenses:
Voyage expenses	28,830	32,460	66,265	70,924
Vessel operating expenses	22,586	29,463	46,979	56,477
Charter hire expenses	1,040	5,044	4,705	12,682
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,219, $826, $2,778 and $1,516, respectively)	6,933	6,381	14,682	12,424
Technical management fees	1,349	700	2,111	1,617
Depreciation and amortization	16,791	14,521	32,736	28,579

Total operating expenses	77,529	88,569	167,478	182,703

Operating income	13,027	49,195	17,469	91,288

Other income (expense):
Other income (expense)	125	767	(198)	2,764
Interest income	520	68	1,290	85
Interest expense	(2,131)	(2,405)	(4,160)	(4,647)

Other expense, net	(1,486)	(1,570)	(3,068)	(1,798)

Net income	$11,541	$47,625	14,401	89,490
Less: Net (loss) income attributable to noncontrolling interest	(21)	243	205	419
Net income attributable to Genco Shipping & Trading Limited	$11,562	$47,382	$14,196	$89,071

Earnings per share-basic	$0.27	$1.12	$0.33	$2.11
Earnings per share-diluted	$0.27	$1.10	$0.33	$2.07
Weighted average common shares outstanding-basic	42,786,918	42,385,423	42,709,916	42,276,371
Weighted average common shares outstanding-diluted	43,134,152	42,996,676	43,115,859	42,932,370

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2023 and 2022

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$11,541	$47,625	$14,401	$89,490

Other comprehensive (loss) income	(993)	1,499	(2,621)	4,792

Comprehensive income	$10,548	$49,124	$11,780	$94,282
Less: Comprehensive (loss) income attributable to noncontrolling interest	(21)	243	205	419
Comprehensive income attributable to Genco Shipping & Trading Limited	$10,569	$48,881	$11,575	$93,863

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2023	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net income				2,634	2,634	226	2,860

Other comprehensive loss			(1,628)		(1,628)		(1,628)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.50 per share)		(21,516)			(21,516)		(21,516)

Nonvested stock amortization		1,559			1,559		1,559

Balance — March 31, 2023	$425	$1,568,818	$4,852	$(625,613)	$948,482	$1,102	$949,584

Net income (loss)				11,562	11,562	(21)	11,541

Other comprehensive loss			(993)		(993)		(993)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	—	—			—		—

Cash dividends declared ($0.15 per share)		(6,406)			(6,406)		(6,406)

Nonvested stock amortization		1,219			1,219		1,219

Balance — June 30, 2023	$425	$1,563,631	$3,859	$(614,051)	$953,864	$1,081	$954,945

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2022	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

Net income				41,689	41,689	176	41,865

Other comprehensive income			3,293		3,293		3,293

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.67 per share)		(28,454)			(28,454)		(28,454)

Nonvested stock amortization		690			690		690

Balance — March 31, 2022	$421	$1,674,400	$4,118	$(745,134)	$933,805	$264	$934,069

Net income				47,382	47,382	243	47,625

Other comprehensive income			1,499		1,499		1,499

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.79 per share)		(33,560)			(33,560)		(33,560)

Nonvested stock amortization		826			826		826

Balance — June 30, 2022	$423	$1,641,664	$5,617	$(697,752)	$949,952	$507	$950,459

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$14,401	$89,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,736	28,579
Amortization of deferred financing costs	840	841
Right-of-use asset amortization	721	705
Amortization of nonvested stock compensation expense	2,778	1,516
Amortization of premium on derivatives	84	110
Insurance proceeds for protection and indemnity claims	168	169
Insurance proceeds for loss of hire claims	152	—
Change in assets and liabilities:
Decrease (increase) in due from charterers	5,640	(4,847)
(Increase) decrease in prepaid expenses and other current assets	(3,743)	584
Increase in inventories	(1,361)	(7,177)
(Decrease) increase in accounts payable and accrued expenses	(7,708)	8,602
Increase (decrease) in deferred revenue	2,987	(4,292)
Decrease in operating lease liabilities	(1,003)	(917)
Deferred drydock costs incurred	(7,744)	(14,204)
Net cash provided by operating activities	38,948	99,159

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(3,131)	(48,346)
Purchase of other fixed assets	(1,802)	(1,927)
Insurance proceeds for hull and machinery claims	1,402	293
Net cash used in investing activities	(3,531)	(49,980)

Cash flows from financing activities:
Repayments on the $450 Million Credit Facility	(17,500)	(57,500)
Cash dividends paid	(28,125)	(61,572)
Payment of deferred financing costs	—	(11)
Net cash used in financing activities	(45,625)	(119,083)

Net decrease in cash, cash equivalents and restricted cash	(10,208)	(69,904)

Cash, cash equivalents and restricted cash at beginning of period	64,100	120,531
Cash, cash equivalents and restricted cash at end of period	$53,892	$50,627

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk vessels and operates in one business segment.

As of June 30, 2023, the Company’s fleet consisted of 44 drybulk vessels, including 17 Capesize drybulk vessels, 15 Ultramax drybulk vessels and twelve Supramax drybulk vessels, with an aggregate carrying capacity of approximately 4,635,000 dwt and an average age of approximately 11.3 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of June 30, 2023 and December 31, 2022, and was formed to provide ship management services to the Company’s vessels. As of June 30, 2023 and December 31, 2022, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2023.

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

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$47,934	$58,142
Restricted cash - current	5,643	5,643
Restricted cash - noncurrent	315	315

Cash, cash equivalents and restricted cash	$53,892	$64,100

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

During the three months ended June 30, 2023 and 2022, the Company recorded ($27) and $667 of realized (losses) gains in other income (expense), respectively. During the three months ended June 30, 2023 and 2022, the Company recorded ($38) and $321 of unrealized (losses) gains in other income (expense), respectively.

During the six months ended June 30, 2023 and 2022, the Company recorded $81 and $1,296 of realized gains in other income (expense), respectively. During the six months ended June 30, 2023 and 2022, the Company recorded ($80) and $1,760 of unrealized (losses) gains in other income (expense), respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of June 30, 2023 and December 31, 2022 is $18 and $168, respectively, and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of June 30, 2023 and December 31, 2022 is $2 and $71, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (loss) gain of ($269) and $2,421 during the three months ended June 30, 2023 and 2022, respectively, and ($641) and $4,425 during the six months ended June 30, 2023 and 2022, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2023, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $749 for the Purchase of vessels and ballast water treatment systems, including deposits, and $301 for the Purchase of other fixed assets. For the six months ended June 30, 2023, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $853 for Cash dividends payable.

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

During the six months ended June 30, 2023 and 2022, cash paid for interest, net of amounts capitalized, was $6,641 and $3,739, respectively, which was offset by $3,443 and $41 received as result of the interest rate cap agreements, respectively.

During the six months ended June 30, 2023 and 2022, any cash paid for income taxes was insignificant.

During the six months ended June 30, 2022, the Company reclassified $18,543 from Deposits on vessels to Vessels, net of accumulated depreciation upon the delivery of the Genco Mary and the Genco Laddey. Refer to Note 4 — Vessel Acquisitions and Dispositions.

On June 16, 2023, the Company granted 3,917 restricted stock units and 3,917 performance-based restricted stock units to an individual. The aggregate fair value of these restricted stock units and performance-based restricted stock units was $56 and $64, respectively.

On May 16, 2023, the Company granted 43,729 restricted stock units to certain members of the Board of Directors. The aggregate fair value of these restricted stock units was $600.

On April 14, 2023, the Company granted 75,920 restricted stock units and 75,920 performance-based restricted stock units to certain individuals. The aggregate fair value of these restricted stock units and performance-based restricted stock units was $1,237 and $1,451, respectively.

On April 3, 2023, the Company granted 1,630 restricted stock units to an individual. The aggregate fair value of these restricted stock units was $25.

On February 21, 2023, the Company granted 68,758 restricted stock units to certain individuals. The aggregate fair value of these restricted stock units was $1,250.

On May 16, 2022, the Company granted 27,331 restricted stock units to certain members of the Board of Directors. The aggregate fair value of these restricted stock units was $600.

On February 23, 2022, the Company granted 201,934 restricted stock units to certain individuals. The aggregate fair value of these restricted stock units was $3,950.

Refer to Note 13 — Stock-Based Compensation for further information regarding the aforementioned restricted stock issuances.

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,152	$1,115

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

There was no capitalized interest expense associated with these newbuilding contracts during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, capitalized interest expense was $0 and $5, respectively.

Vessel Dispositions

As of June 30, 2023 and December 31, 2022, the Company recorded $5,643 of current restricted cash in the Condensed Consolidated Balance Sheets, representing the net proceeds from the sale of the Genco Provence on November 2, 2021 which served as collateral under the $450 Million Credit Facility. Pursuant to the $450 Million Credit Facility, the net proceeds received from the sale remained classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360-day period, the Company will be required to use the proceeds as a loan prepayment. On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend this period with regard to net proceeds from the sale of the Genco Provence until October 28, 2023.

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

The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,786,918	42,385,423	42,709,916	42,276,371

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,786,918	42,385,423	42,709,916	42,276,371

Dilutive effect of stock options	170,198	415,578	192,282	427,995

Dilutive effect of performance based restricted stock units	54,712	—	27,507	—

Dilutive effect of restricted stock units	122,324	195,675	186,154	228,004

Weighted-average common shares outstanding, diluted	43,134,152	42,996,676	43,115,859	42,932,370

6 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2023 and 2022, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2023	2022
Principal amount	$153,500	$171,000
Less: Unamortized deferred financing costs	(5,239)	(6,079)
Less: Current portion	—	—

Long-term debt, net	$148,261	$164,921

$450 Million Credit Facility

On August 3, 2021, the Company entered into the $450 Million Credit Facility, a five-year senior secured credit facility which is allocated between an up to $150,000 term loan facility and an up to $300,000 revolving credit facility which was used to refinance the Company’s two prior credit facilities.

On May 30, 2023, the Company entered into an amendment to the $450 Million Credit Facility to transition from the use of the London Inter-Bank Offered Rate (“LIBOR”) to calculate interest to the Secured Overnight Financing Rate (“SOFR”) effective June 30, 2023. Borrowings will bear interest at SOFR plus the applicable margin effective June 30, 2023.

As of June 30, 2023, there was $206,990 of availability under the $450 Million Credit Facility. Total debt repayments of $8,750 were made during the three months ended June 30, 2023 and 2022 under the $450 Million Credit Facility. Total debt repayments of $17,500 and $57,500 were made during the six months ended June 30, 2023 and 2022, respectively, under the $450 Million Credit Facility.

As of June 30, 2023, the Company was in compliance with all of the financial covenants under the $450 Million Credit Facility.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The effective interest rate below does not include the effect of any interest rate cap agreements. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees, if applicable:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Effective Interest Rate	8.39%	3.96%	8.06%	3.43%
Range of Interest Rates (excluding unused commitment fees)	6.91 % to 7.37%	2.61 % to 3.84%	6.43 % to 7.37%	2.26 % to 3.84%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of June 30, 2023, the Company had two interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The two interest rate cap agreements were initially designated and qualified as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings. One of our $50,000 interest rate cap agreements expired on March 10, 2023.

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap are recorded within interest expense. As the forecasted interest payments hedged are not remote of occurring, the amounts in AOCI as of the date of dedesignation will be recognized over the remaining original hedge period. During the three months ended June 30, 2023 and 2022, the Company recorded a (gain) loss of ($9) and $11, respectively, in interest expense for the portion of the interest rate caps not designated as a hedging instrument. During the six months ended June 30, 2023 and 2022, the Company recorded a loss of $11 and $11, respectively, in interest expense for the portion of the interest rate caps not designated as a hedging instrument.

The following table summarizes the interest rate cap agreements in place as of June 30, 2023.

Interest Rate Cap Detail				Notional Amount Outstanding
				June 30,
Trade date	Cap Rate	Start Date	End Date	2023

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
July 29, 2020	0.64%	July 31, 2020	December 29, 2023	100,000
				$150,000

The Company records the fair value of the interest rate caps as Fair value of derivative instruments in the current and non-current asset sections on its Condensed Consolidated Balance Sheets. The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically SOFR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. The valuation of the interest rate caps was transitioned to the use of SOFR rates on June 30, 2023 upon the transition of the calculation of the interest expense under Company’s debt from LIBOR to SOFR (see Note 7 — Debt).

The Company recorded a $2,621 unrealized loss for the six months ended June 30, 2023 in AOCI. The estimated income that is currently recorded in AOCI as of June 30, 2023 that is expected to be reclassified into earnings within the next twelve months is $3,859.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$2,131	$2,405	$4,160	$4,647

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$(1,617)	$(50)	$(3,341)	$(50)
Premium excluded and recognized on an amortized basis	35	56	74	98
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

The following table shows the interest rate cap assets as of June 30, 2023 and December 31, 2022:

		June 30,	December 31,
	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$3,859	$6,112

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$381

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$171	$200

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$42

The components of AOCI included June 30, 2023.

AOCI — January 1, 2023	$6,480

Amount recognized in OCI on derivative, intrinsic	(2,858)
Amount recognized in OCI on derivative, excluded	237
Amount reclassified from OCI into income	—

AOCI — June 30, 2023	$3,859

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$47,934	$47,934	$58,142	$58,142
Restricted cash	5,958	5,958	5,958	5,958
Principal amount of floating rate debt	153,500	153,500	171,000	171,000

The carrying value of the borrowings under the $450 Million Credit Facility as of June 30, 2023 and December 31, 2022, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of June 30, 2023 and December 31, 2022 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three and six months ended June 30, 2023 and 2022.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and six months ended June 30, 2023 and 2022, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of June 30, 2023 and December 31, 2022.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Accounts payable	$8,867	$16,162
Accrued general and administrative expenses	3,554	6,171
Accrued vessel operating expenses	6,621	7,142
Total accounts payable and accrued expenses	$19,042	$29,475

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended June 30, 2023 and 2022, the Company earned $90,556 and $137,764 of voyage revenues, respectively. For the six months ended June 30, 2023 and 2022, the Company earned $184,947 and $273,991, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease revenue	$44,926	$62,752	$81,893	$118,557
Spot market voyage revenue	45,630	75,012	103,054	155,434
Total voyage revenues	$90,556	$137,764	$184,947	$273,991

12 – LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended June 30, 2023 and 2022 and $612 of sublease income recorded during the six months ended June 30, 2023 and 2022. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and six months ended June 30, 2023 and 2022, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2023:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2023	415,227	$7.91	$2.78
Granted	—	—	—
Exercised	(47,037)	7.70	2.53
Forfeited	—	—	—

Outstanding as of June 30, 2023	368,190	$7.93	$2.82

Exercisable as of June 30, 2023	331,880	$7.72	$2.65

The following table summarizes certain information about the options outstanding as of June 30, 2023:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2023			June 30, 2023
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.93	36,310	$9.91	3.65	331,880	$7.72	2.74

As of June 30, 2023 and December 31, 2022, a total of 368,190 and 415,227 stock options were outstanding, respectively.

The unamortized stock-based compensation balance of $32 as of June 30, 2023 is expected to be expensed $25 and $7 during the remainder of 2023 and during the year ending December 31, 2024, respectively.

For the three and six months ended June 30, 2023 and 2022, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$15	$55	$58	$168

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of June 30, 2023 and December 31, 2022, 790,610 and 612,300 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2023:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2023	641,972	$15.74
Granted	205,118	16.30
Vested	(219,649)	14.32
Forfeited	(49,322)	16.42

Outstanding as of June 30, 2023	578,119	$16.41

The total fair value of the RSUs that vested during the six months ended June 30, 2023 and 2022 was $3,923 and $3,733, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2023:

Unvested RSUs			Vested RSUs
June 30, 2023			June 30, 2023
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
578,119	$16.41	1.84	285,259	$12.33

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of June 30, 2023, unrecognized compensation cost of $6,599 related to RSUs will be recognized over a weighted-average period of 1.84 years.

For the three and six months ended June 30, 2023 and 2022, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$1,089	$771	$2,605	$1,348

Performance-Based Restricted Stock Units

The Company has granted performance-based restricted stock units (“PRSUs”) under the 2015 Plan to certain employees of the Company, some of which are contingent upon the Company’s relative total shareholder return (“TSR”) and some of which are contingent upon the Company’s return on invested capital (”ROIC”) for a three-year performance period ending December 31, 2025.

The TSR is calculated based on the Company’s total shareholder return compared to that of certain peer companies specified in the award agreements over the performance period and is calculated based on the change in the average daily closing stock price over a 20 trading-day period from the beginning to the end of the performance period, including reinvested dividends. The total quantity of PRSUs eligible to vest under these awards range from zero to 200% of the target based on actual relative TSR performance during the performance period. The grant date fair value of the TSR awards was estimated using a Monte Carlo simulation model. Compensation for these awards, which are subject to market conditions, is being amortized over the service period.

The grant date fair value of the ROIC awards was estimated using the closing share price of the Company’s stock on the date of grant. The total quantity of PRSUs eligible to vest under these awards range from zero to 200% of the target based on actual ROIC performance during the performance period. As such ROIC awards are subject to performance conditions and compensation cost is recognized over the service period based on the amount of awards that the Company believes is probable that will vest. To the extent the Company’s estimate changes, the Company will recognize a cumulative catch up in subsequent reporting periods.

The PRSUs, if earned, will ordinarily vest during the first quarter of 2026 and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted, which would amount to 79,838 PRSUs. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of June 30, 2023, unrecognized compensation cost of $1,399 related to PRSUs will be recognized over a weighted-average period of 2.51 years.

Significant inputs used in the estimation of the fair value of these awards granted during the three and six months ended June 30, 2023 are as follows:

Significant Input	June 30, 2023
Closing share price of our common stock	$14.36 to $16.30
Risk-free rate of return	3.81% to 4.38%
Expected volatility of our common stock	53.38% to 54.53%
Holding period discount	0%
Simulation term (in years)	2.54 to 2.72
Range of target	0% to 200%

For the three and six months ended June 30, 2023 and 2022, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$115	$—	$115	$—

14 – LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Cooperation Limited, which had subchartered the vessel from BG Shipping Co. Limited, which in turn had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. The petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel was only released at the end of February 2023. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel was not generating revenue while it was subject to arrest. The Company believes that these claims are without merit and has valid defenses against them and is vigorously defending them while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited and has begun the process of arbitration proceedings.

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

15 – SUBSEQUENT EVENTS

On July 3, 2023, the Company made a voluntary debt repayment of $8,750 under the $450 Million Credit Facility.

On August 4, 2023, the Company announced a regular quarterly dividend of $0.15 per share to be paid on or about August 23, 2023 to shareholders of record as of August 16, 2023. The aggregate amount of the dividend is expected to be approximately $6.5 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

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

General

We are a New York City-based company incorporated in the Marshall Islands that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. Our fleet currently consists of 44 drybulk vessels, including 17 Capesize, 15 Ultramax and twelve Supramax vessels, with an aggregate carrying capacity of approximately 4,635,000 deadweight tons (“dwt”) and an average age of approximately 11.4 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 33 – 34 for a table of our current fleet.

Our approach towards fleet composition is to own a high-quality fleet of vessels that focuses on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category while Ultramax and Supramax vessels represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore, coal and bauxite, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment as well as opportunistically booking longer term fixed-rate coverage. Our fleet deployment strategy is currently weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer term time charter contracts or contracts of affreightment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Our approach to capital allocation through the implementation of our value strategy in April 2021, focuses on three key factors:

●	Compelling dividends
●	Financial deleveraging and
●	Accretive growth of our fleet

Since 2021, we executed this strategy by paying down $295.7 million of debt while expanding our core Ultramax fleet. This has resulted in a debt balance of $153.5 million as of June 30, 2023, a 66% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. In addition to the $53.9 million of cash on our balance sheet as of June 30, 2023, we have undrawn revolver availability of $207.0 million, bringing our total liquidity to $260.9 million providing us with significant financial flexibility. Furthermore, since the fourth quarter of 2021 through the second quarter of 2023, we have declared cumulative dividends under our value strategy of $3.54 per share.

IMO 2023 Compliance

In 2021, Genco initiated a comprehensive plan to comply with upcoming International Maritime Organization (“IMO”) regulations in 2023, namely the Energy Efficiency Existing Ship Index (“EEXI”) and the Carbon Intensity Indicator (“CII”) metrics, which call for a reduction in vessel greenhouse gas emissions. These metrics are intended to assess and measure the energy efficiency of all ships and these new regulations set required attainment values, with the goal of reducing the carbon intensity of international shipping.

We have invested and plan to continue to invest in energy conservation programs to install various energy-saving devices, or ESDs, high performance paint systems, upgrade propellers among other initiatives on select vessels in our fleet. We began installing these ESDs on certain ships that entered drydocking in 2022, and we will continue to invest in our fleet.

IMO 2030 to 2050 Guidelines

During the week of July 3, 2023, the Marine Environment Protection Committee, a sub-committee of the IMO, met in London focusing on medium to long term decarbonization targets for the shipping industry. New targets for greenhouse gas emissions reductions as compared to 2008 levels are below which are to be reviewed every five years:

●	2030: 20% reduction while striving for 30%
●	2040: 70% reduction while striving for 80%
●	2050: net zero at or around 2050

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. In September 2021, we entered into a joint venture named GS Shipmanagement Pte. Ltd. (“GSSM”) with Synergy Marine Pte. Ltd. (“Synergy”), one of our previous technical managers. GSSM currently provides the technical management to all 44 vessels in our fleet. We expect this joint venture to continue to increase visibility and control over our vessel operations, augment fleet-wide fuel efficiency to lower our carbon footprint through an advanced data platform and potentially provide vessel operating expense savings over time. Members of our New York City-based management team oversee the activities of GSSM.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2023 and 2022 on a consolidated basis.

	For the Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,547.0	1,547.0	—	—%
Ultramax	1,365.0	1,365.0	—	—%
Supramax	1,092.0	1,092.0	—	—%

Total	4,004.0	4,004.0	—	—%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	50.3	—	50.3	100.0%
Supramax	19.7	145.7	(126.0)	(86.5)%

Total	70.0	145.7	(75.7)	(52.0)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,543.2	1,108.5	434.7	39.2%
Ultramax	1,404.9	1,341.7	63.2	4.7%
Supramax	1,021.1	1,205.3	(184.2)	(15.3)%

Total	3,969.2	3,655.5	313.7	8.6%

Available days (owned fleet) (4)
Capesize	1,543.2	1,108.5	434.7	39.2%
Ultramax	1,354.6	1,341.7	12.9	1.0%
Supramax	1,001.4	1,059.6	(58.2)	(5.5)%

Total	3,899.2	3,509.8	389.4	11.1%

Operating days (5)
Capesize	1,532.1	1,100.7	431.4	39.2%
Ultramax	1,383.7	1,327.4	56.3	4.2%
Supramax	1,003.1	1,182.6	(179.5)	(15.2)%

Total	3,918.9	3,610.7	308.2	8.5%

Fleet utilization (6)
Capesize	99.0%	97.7%	1.3%	1.3%
Ultramax	97.8%	98.4%	(0.6)%	(0.6)%
Supramax	95.9%	95.5%	0.4%	0.4%

Fleet average	97.8%	97.2%	0.6%	0.6%

	For the Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$19,468	$27,034	$(7,566)	(28.0)%
Ultramax	13,739	29,045	(15,306)	(52.7)%
Supramax	11,984	30,193	(18,209)	(60.3)%

Fleet average	15,556	28,756	(13,200)	(45.9)%
Major bulk vessels	19,468	27,034	(7,566)	(28.0)%
Minor bulk vessels	12,994	29,551	(16,557)	(56.0)%

Daily vessel operating expenses (8)
Capesize	$5,928	$6,816	$(888)	(13.0)%
Ultramax	5,174	5,732	(558)	(9.7)%
Supramax	5,979	10,161	(4,182)	(41.2)%

Fleet average	5,641	7,358	(1,717)	(23.3)%

	For the Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,077.0	3,077.0	—	—%
Ultramax	2,715.0	2,704.9	10.1	0.4%
Supramax	2,172.0	2,172.0	—	—%

Total	7,964.0	7,953.9	10.1	0.1%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	239.7	190.3	49.4	26.0%
Supramax	65.9	266.3	(200.4)	(75.3)%

Total	305.6	456.6	(151.0)	(33.1)%

Available days (owned & chartered-in fleet) (3)
Capesize	2,984.0	2,610.4	373.6	14.3%
Ultramax	2,940.4	2,792.7	147.7	5.3%
Supramax	2,110.3	2,326.8	(216.5)	(9.3)%

Total	8,034.7	7,729.9	304.8	3.9%

Available days (owned fleet) (4)
Capesize	2,984.0	2,610.4	373.6	14.3%
Ultramax	2,700.7	2,602.4	98.3	3.8%
Supramax	2,044.4	2,060.5	(16.1)	(0.8)%

Total	7,729.1	7,273.3	455.8	6.3%

Operating days (5)
Capesize	2,965.3	2,555.9	409.4	16.0%
Ultramax	2,857.5	2,760.2	97.3	3.5%
Supramax	2,075.2	2,251.9	(176.7)	(7.8)%

Total	7,898.0	7,568.0	330.0	4.4%

	For the Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)	% Change

Fleet utilization (6)
Capesize	98.8%	96.9%	1.9%	2.0%
Ultramax	96.7%	96.6%	0.1%	0.1%
Supramax	95.6%	93.1%	2.5%	2.7%

Fleet average	97.2%	95.6%	1.6%	1.7%

	For the Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$17,759	$25,649	$(7,890)	(30.8)%
Ultramax	14,307	27,312	(13,005)	(47.6)%
Supramax	10,977	26,032	(15,055)	(57.8)%

Fleet average	14,757	26,354	(11,597)	(44.0)%
Major bulk vessels	17,759	25,649	(7,890)	(30.8)%
Minor bulk vessels	12,869	26,749	(13,880)	(51.9)%

Daily vessel operating expenses (8)
Capesize	$6,247	$6,716	$(469)	(7.0)%
Ultramax	5,365	5,922	(557)	(9.4)%
Supramax	6,153	9,100	(2,947)	(32.4)%

Fleet average	5,899	7,100	(1,201)	(16.9)%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Voyage revenues (in thousands)	$90,556	$137,764	$43,732	$43,341	$46,824	$94,423
Voyage expenses (in thousands)	28,830	32,460	13,688	13,374	15,142	19,086
Charter hire expenses (in thousands)	1,040	5,044	—	—	1,040	5,044
Realized (loss) gain on fuel hedges (in thousands)	(27)	667	—	—	(27)	667
	60,659	100,927	30,044	29,967	30,615	70,960
Total available days for owned fleet	3,899	3,510	1,543	1,109	2,356	2,401
Total TCE rate	$15,556	$28,756	$19,468	$27,034	$12,994	$29,551

	Entire Fleet		Major Bulk		Minor Bulk
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Voyage revenues (in thousands)	$184,947	$273,991	$83,351	$97,699	$101,596	$176,292
Voyage expenses (in thousands)	66,265	70,924	30,358	30,744	35,907	40,180
Charter hire expenses (in thousands)	4,705	12,682	—	—	4,705	12,682
Realized gain on fuel hedges (in thousands)	81	1,296	—	—	81	1,296
	114,058	191,681	52,993	66,955	61,065	124,726
Total available days for owned fleet	7,729	7,273	2,984	2,610	4,745	4,663
Total TCE rate	$14,757	$26,354	$17,759	$25,649	$12,869	$26,749

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

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2023 and 2022 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2023	2022	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$90,556	$137,764	$(47,208)	(34.3)%

Total revenues	90,556	137,764	(47,208)	(34.3)%

Operating Expenses:
Voyage expenses	28,830	32,460	(3,630)	(11.2)%
Vessel operating expenses	22,586	29,463	(6,877)	(23.3)%
Charter hire expenses	1,040	5,044	(4,004)	(79.4)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,219 and $826, respectively)	6,933	6,381	552	8.7%
Technical management fees	1,349	700	649	92.7%
Depreciation and amortization	16,791	14,521	2,270	15.6%

Total operating expenses	77,529	88,569	(11,040)	(12.5)%

Operating income	13,027	49,195	(36,168)	(73.5)%
Other expense, net	(1,486)	(1,570)	84	(5.4)%

Net income	$11,541	$47,625	$(36,084)	(75.8)%
Less: Net (loss) income attributable to noncontrolling interest	(21)	243	(264)	(108.6)%
Net income attributable to Genco Shipping & Trading Limited	$11,562	$47,382	$(35,820)	(75.6)%

Earnings per share - basic	$0.27	$1.12	$(0.85)	(75.9)%
Earnings per share - diluted	$0.27	$1.10	$(0.83)	(75.5)%
Weighted average common shares outstanding - basic	42,786,918	42,385,423	401,495	0.9%
Weighted average common shares outstanding - diluted	43,134,152	42,996,676	137,476	0.3%

EBITDA (1)	$29,964	$64,240	$(34,276)	(53.4)%

	For the Six Months Ended
	June 30,
	2023	2022	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$184,947	$273,991	$(89,044)	(32.5)%

Total revenues	184,947	273,991	(89,044)	(32.5)%

Operating Expenses:
Voyage expenses	66,265	70,924	(4,659)	(6.6)%
Vessel operating expenses	46,979	56,477	(9,498)	(16.8)%
Charter hire expenses	4,705	12,682	(7,977)	(62.9)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,778 and $1,516, respectively)	14,682	12,424	2,258	18.2%
Technical management fees	2,111	1,617	494	30.6%
Depreciation and amortization	32,736	28,579	4,157	14.5%

Total operating expenses	167,478	182,703	(15,225)	(8.3)%

Operating income	17,469	91,288	(73,819)	(80.9)%
Other expense	(3,068)	(1,798)	(1,270)	70.6%

Net income	$14,401	$89,490	$(75,089)	(83.9)%
Less: Net income attributable to noncontrolling interest	205	419	(214)	(51.1)%
Net income attributable to Genco Shipping & Trading Limited	$14,196	$89,071	$(74,875)	(84.1)%

Earnings per share - basic	$0.33	$2.11	(1.78)	(84.4)%
Earnings per share - diluted	$0.33	$2.07	(1.74)	(84.1)%
Weighted average common shares outstanding - basic	42,709,916	42,276,371	433,545	1.0%
Weighted average common shares outstanding - diluted	43,115,859	42,932,370	183,489	0.4%

EBITDA (1)	$49,802	$122,212	$(72,410)	(59.2)%

(1)	EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to Genco Shipping & Trading Limited	$11,562	$47,382	$14,196	$89,071
Net interest expense	1,611	2,337	2,870	4,562
Income tax expense	—	—	—	—
Depreciation and amortization	16,791	14,521	32,736	28,579

EBITDA (1)	$29,964	$64,240	$49,802	$122,212

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of August 7, 2023:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	August 2023	Voyage
Genco Tiberius	2007	September 2023	Voyage
Genco London	2007	July 2023	$20,000
Genco Titus	2007	July 2023	Voyage
Genco Constantine	2008	September 2023	Voyage
Genco Hadrian	2008	September 2023	Voyage
Genco Commodus	2009	September 2023	$15,250
Genco Maximus	2009	September 2023	$27,500
Genco Claudius	2010	August 2023	Voyage
Genco Tiger	2011	September 2023	Voyage
Genco Lion	2012	August 2023	Voyage
Baltic Bear	2010	October 2023	Voyage
Baltic Wolf	2010	August 2023	Voyage
Genco Resolute	2015	February 2024	127% of BCI (3)
Genco Endeavour	2015	January 2024	127% of BCI (3)
Genco Defender	2016	April 2024	125% of BCI (3)
Genco Liberty	2016	August 2023	Voyage

Ultramax Vessels
Baltic Hornet	2014	September 2023	Voyage
Baltic Wasp	2015	October 2023	$8,500

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Baltic Scorpion	2015	September 2023	$9,750
Baltic Mantis	2015	September 2023	$8,000
Genco Weatherly	2014	August 2023	$14,100
Genco Columbia	2016	August 2023	Voyage
Genco Magic	2014	August 2023	$14,250
Genco Vigilant	2015	September 2023	$13,000
Genco Freedom	2015	October 2023	$9,700
Genco Enterprise	2016	August 2023	Voyage
Genco Constellation	2017	September 2023	$6,000
Genco Madeleine	2014	September 2023	$10,000
Genco Mayflower	2017	August 2023	$10,500
Genco Mary	2022	September 2023	$11,500
Genco Laddey	2022	September 2023	$13,700

Supramax Vessels
Genco Predator	2005	August 2023	$6,500
Genco Warrior	2005	September 2023	$10,500
Genco Hunter	2007	October 2023	Voyage
Genco Aquitaine	2009	August 2023	$7,650
Genco Ardennes	2009	September 2023	$7,000
Genco Auvergne	2009	September 2023	Voyage
Genco Bourgogne	2010	September 2023	$5,000
Genco Brittany	2010	August 2023	$14,750
Genco Languedoc	2010	September 2023	Voyage
Genco Picardy	2005	July 2023	$23,100
Genco Pyrenees	2010	August 2023	$9,500
Genco Rhone	2011	August 2023	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

VOYAGE REVENUES-

For the three months ended June 30, 2023, voyage revenues decreased by $47.2 million, or 34.3%, to $90.6 million as compared to $137.8 million for the three months ended June 30, 2022. The decrease in voyage revenues was primarily due to lower rates earned by our minor and major bulk vessels. In the second quarter of 2023, spot freight rates remained volatile as the strong initial recovery of China’s reopening seen towards the end of Q1 2023 began to slow, while demand in developed nations also softened which coincided with an easing of global port congestion from previously high levels increasing effective drybulk vessel supply. These factors have persisted in the third quarter to date which has led to lower TCE rates on our fleet so far in the third quarter of 2023 compared to the second quarter of 2023.

The average TCE rate of our overall fleet decreased 45.9% to $15,556 a day during the second quarter of 2023 from $28,756 a day during the second quarter of 2022. The TCE for our major bulk vessels decreased by 28.0% from $27,034 a day during the second quarter of 2022 to $19,468 a day during the second quarter of 2023. This decrease was primarily a result of lower rates achieved by our Capesize vessels partially offset by an increase in available days due to scheduled drydockings during the second quarter of 2022. The TCE for our minor bulk vessels decreased by 56.0% from $29,551 a day during the second quarter of 2022 to $12,994 a day during the second quarter of 2023 primarily a result of lower rates achieved by our Supramax and Ultramax vessels.

Fleet utilization increased marginally from 97.2% during the second quarter of 2022 to 97.8% during the second quarter of 2023.

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

Voyage expenses were $28.8 million and $32.5 million during the three months ended June 30, 2023 and 2022, respectively. This decrease was primarily due to lower bunker consumption for our minor bulk vessels, as well as decreased fuel prices during the second quarter of 2023 as compared to the same period during 2022.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $6.9 million from $29.5 million during the three months ended June 30, 2022 to $22.6 million during the three months ended June 30, 2023. The decrease was primarily due to lower COVID-19 related expenses, as well as a decrease in the purchase of stores and spare parts in addition to lower repair and maintenance costs.

Average daily vessel operating expenses (“DVOE”) for our fleet decreased to $5,641 per vessel per day for the three months ended June 30, 2023 from $7,358 per day for the three months ended June 30, 2022. The decrease in daily vessel operating expense was primarily due to lower COVID-19 related expenses, a decrease in the purchase of stores and spare parts, as well as reduced repair and maintenance costs. We experienced higher costs last year as we completed the transition of vessels to our new technical management joint venture through the first half of 2022. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

The potential impact of the war in Ukraine, including Russia’s recent exit from the Black Sea Grain Initiative, is unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Ukraine and COVID-19 restrictions.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $4.0 million from $5.0 million during the three months ended June 30, 2022 to $1.0 million during the three months ended June 30, 2023. The decrease was primarily due to a decrease in chartered-in days, as well as a decrease in hire rates.

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

For the three months ended June 30, 2023 and 2022, general and administrative expenses were $6.9 million and $6.4 million, respectively. The increase was primarily due to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT FEES-

Technical management fees include the direct costs incurred by GSSM for the technical management of the vessels under its management. Additionally, prior to the transfer of our vessels to GSSM for technical management, we incurred management fees payable to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees were $1.3 million and $0.7 million during the three months ended June 30, 2023 and 2022, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $2.3 million to $16.8 million during the three months ended June 30, 2023 as compared to $14.5 million during the three months ended June 30, 2022. This increase was primarily due to an increase in drydocking amortization expense for the major bulk vessels that completed their respective drydockings during the second quarter of 2022 through the first quarter of 2023.

OTHER INCOME (EXPENSE)-

INTEREST EXPENSE –

Interest expense decreased by $0.3 million from $2.4 million during the three months ended June 30, 2022 to $2.1 million during the three months ended June 30, 2023. Interest expense during the three months ended June 30, 2023 and 2022 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease was primarily as a result of lower outstanding debt and settlement payments received under our interest rate cap agreements partially offset by higher interest rates.

INTEREST INCOME –

Interest income increased by $0.4 million from $0.1 million during the three months ended June 30, 2022 to $0.5 million during the three months ended June 30, 2023 primarily due to higher interest income earned on our time deposits.

OTHER INCOME (EXPENSE) –

Other income decreased by $0.7 million from $0.8 million during the three months ended June 30, 2022 to $0.1 million during the three months ended June 30, 2023. The fluctuation was primarily due to a change in the realized and unrealized gains (losses) related to our bunker swap and forward fuel purchase agreements as a result of the decreasing prices of fuel during the second quarter of 2023, as well as less outstanding contracts.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

VOYAGE REVENUES-

For the six months ended June 30, 2023, voyage revenues decreased by $89.0 million, or 32.5%, to $184.9 million as compared to $274.0 million for the six months ended June 30, 2022. The decrease in voyage revenues was primarily due to lower rates earned by our minor and major bulk vessels. Refer to the discussion above included under the section “Three months ended June 30, 2023 compared to the three months ended June 30, 2022 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet decreased 44.0% to $14,757 a day during the six months ended June 30, 2023 from $26,354 a day during the six months ended June 30, 2022. The TCE for our major bulk vessels decreased by 30.8% from $25,649 a day during the first half of 2022 to $17,759 a day during the first half of 2023. This decrease was primarily a result of lower rates achieved by our Capesize vessels partially offset by an increase in available days due to scheduled drydockings during the first half of 2022. The TCE for our minor bulk vessels decreased by 51.9% from $26,749 a day during the first half of 2022 to $12,869 a day during the first half of 2023 primarily a result of lower rates achieved by our Ultramax and Supramax vessels.

Fleet utilization increased from 95.6% during the first half of 2022 to 97.2% during the first half of 2023 primarily due to less offhire and repair periods for our Supramax vessels, as well as less scheduled drydocking for some of our Capesize vessels.

VOYAGE EXPENSES-

Voyage expenses were $66.3 million and $70.9 million during the six months ended June 30, 2023 and 2022, respectively. This decrease was primarily due to a decrease in bunkers consumed during short-term time charters, as well as decreased fuel prices during the first half of 2023 as compared to the same period during 2022.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $9.5 million from $56.5 million during the six months ended June 30, 2022 to $47.0 million during the six months ended June 30, 2023. The decrease was primarily due to lower COVID-19 related expenses, as well as a decrease in the purchase of stores and spare parts in addition to lower repair and maintenance costs.

DVOE for our fleet decreased to $5,899 per vessel per day for the six months ended June 30, 2023 from $7,100 per day for the six months ended June 30, 2022. The decrease in daily vessel operating expense was primarily due to lower COVID-19 related expenses, a decrease in the purchase of stores and spare parts, as well as reduced repair and maintenance costs. We experienced higher costs last year as we completed the transition of vessels to our new technical management joint venture through the first half of 2022. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $8.0 million from $12.7 million during the six months ended June 30, 2022 to $4.7 million during the six months ended June 30, 2023. The decrease was primarily due to a decrease in chartered-in days, as well as a decrease in hire rates during the first half of 2023 as compared to the first half of 2022.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2023 and 2022, general and administrative expenses were $14.7 million and $12.4 million, respectively. The increase was primarily due to an increase in nonvested stock amortization expense as well as higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $2.1 million and $1.6 million during the six months ended June 30, 2023 and 2022, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $4.2 million from $28.6 million during the six months ended June 30, 2022 to $32.7 million during the six months ended June 30, 2023. This increase was primarily due to an increase in drydocking amortization expense for the major bulk vessels that completed their respective drydockings during the second quarter of 2022 through the first quarter of 2023.

OTHER INCOME (EXPENSE)-

INTEREST EXPENSE –

Interest expense decreased by $0.4 million from $4.6 million during the six months ended June 30, 2022 to $4.2 million during the six months ended June 30, 2023. The decrease was primarily as a result of lower outstanding debt and settlement payments received under our interest rate cap agreements partially offset by higher interest rates.

INTEREST INCOME –

Interest income increased by $1.2 million from $0.1 million during the six months ended June 30, 2022 to $1.3 million during the six months ended June 30, 2023 primarily due to higher interest income earned on our time deposits.

OTHER INCOME (EXPENSE) –

Other income (expense) fluctuated by $3.0 million from $2.8 million of other income during the six months ended June 30, 2022 to $0.2 million of other expense during the six months ended June 30, 2023. The fluctuation was primarily due to a change in the realized and unrealized gains (losses) related to our bunker swap and forward fuel purchase agreements as a result of the decreasing prices of fuel, as well as less outstanding contracts.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $47.9 million as of June 30, 2023 in addition to the $207.0 million availability under the revolver of the $450 Million Credit Facility as of June 30, 2023, which compares to a minimum liquidity requirement under our credit facility of approximately $22 million as of the date of this report. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $5.6 million and $23.4 million during the remainder of 2023 and 2024, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to

“Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the war in Ukraine, COVID-19, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all. Throughout 2022 and the first half of 2023, the Company made a total of $92.5 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. Of that amount, there were six $8.8 million quarterly repayments that represented the previously announced quarterly debt reduction payment as part of our plan to reduce our debt. These amounts were deducted from operating cash flows in each of our quarterly 2022 and first and second quarter 2023 dividend payment calculation. The remainder of the debt we paid down included $40.0 million which was prepaid to optimize our working capital management, using our revolver to keep funds available while saving interest expense. As of June 30, 2023, there are no mandatory debt repayments until we must repay $153.5 million in 2026. Although we do not have any mandatory debt repayments until 2026, we intend to continue to pay down debt on a voluntary basis with a medium term goal of zero net debt.

As of June 30, 2023, the $450 Million Credit Facility contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the war in Ukraine and the trajectory of China’s economic reopening. We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions. We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

On November 8, 2022, we entered into an agreement with the lenders under the $450 Million Credit Facility to extend the 360-day period for which we may set aside net proceeds from the sale of the Genco Provence to finance a qualifying replacement vessel until October 28, 2023.

On May 30, 2023, we entered into an amendment to the $450 Million Credit Facility to transition from the use of the London Inter-Bank Offered Rate (“LIBOR”) to calculate interest to the Secured Overnight Financing Rate (“SOFR”) effective June 30, 2023. Borrowings will bear interest at SOFR plus the applicable margin effective June 30, 2023.

As of June 30, 2023, we were in compliance with all financial covenants under the $450 Million Credit facility.

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

On August 4, 2023, we announced a quarterly dividend of $0.15 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our comprehensive value strategy, we have paid down additional indebtedness under our credit facilities and utilized the $450 Million Credit Facility to refinance our two prior credit facilities as noted above.

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

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2023 and 2022 was $38.9 million and $99.2 million, respectively. This decrease in cash provided by operating activities was primarily due to lower rates earned by our minor and major bulk vessels and changes in working capital. These decreases were partially offset by a decrease in drydocking costs incurred during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $3.5 million and $50.0 million, respectively. This decrease was primarily due to a $45.2 million decrease in the purchase of vessels primarily as a result of the purchase of two Ultramax vessels that delivered during the first quarter of 2022.

Net cash used in financing activities during the six months ended June 30, 2023 and 2022 was $45.6 million and $119.1 million, respectively.  The decrease is primarily due to the additional $40.0 million debt repayment made under the $450 Million Credit Facility during the first quarter of 2022. Additionally, there was a $33.4 million decrease in the payment of dividends during the first half of 2023 as compared to the same period during 2022.

Credit Facilities

On August 3, 2021, we entered into the $450 Million Credit Facility. Refer to Note 7 — Debt of our Condensed Consolidated Financial Statements for further details.

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

At June 30, 2023, we had two interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At June 30, 2023, the total notional principal amount of the interest rate cap agreements is $150.0 million.

Refer to the table in Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of June 30, 2023.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2023 and December 31, 2022.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 44 drybulk vessels, including 17 Capesize, 15 Ultramax and twelve Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2024 to be:

Year	Estimated Drydocking Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

July 1 - December 31, 2023	$3.2	$2.4	70
2024	$19.4	$4.0	385

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

During the six months ended June 30, 2023 and 2022, we incurred a total of $7.7 million and $14.2 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of three of our vessels during the six months ended June 30, 2023, one of which began during the fourth quarter of 2022. We estimate that two of our vessels will be drydocked during the remainder of 2023 and 13 of our vessels will be drydocked during 2024.

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

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $450 Million Credit Facility as of June 30, 2023. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $450 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2023 and December 31, 2022. Vessels have been grouped according to their collateralized status as of June 30, 2023 and does not include any vessels held for sale or held for exchange.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present. As of June 30, 2023 and December 31, 2022, 15 of our Capesize vessels and 17 of our vessels, including 16 Capesize vessels and one of our Ultramax vessels, respectively, had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2022 10-K, there were no impairment losses incurred during the three and six months ended June 30, 2023 and 2022.

The amount by which the carrying value at June 30, 2023 of 15 of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.8 million to $9.9 million per vessel, and $100.5 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2022 of 16 of our Capesize vessels and one of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $11.9 million per vessel, and $130.0 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $6.7 million at June 30, 2023 and $7.6 million as of December 31, 2022. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2023	2022
$450 Million Credit Facility
Genco Commodus	2009	2009	$32,261	$33,227
Genco Maximus	2009	2009	32,315	33,275
Genco Claudius	2010	2009	33,848	34,850
Baltic Bear	2010	2010	33,727	34,682
Baltic Wolf	2010	2010	34,054	35,004

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2023	2022
Genco Lion	2012	2013	29,188	29,853
Genco Tiger	2011	2013	27,578	28,207
Baltic Scorpion	2015	2015	21,948	22,448
Baltic Mantis	2015	2015	22,188	22,689
Genco Hunter	2007	2007	7,790	7,769
Genco Warrior	2005	2007	6,419	6,501
Genco Aquitaine	2009	2010	8,116	8,254
Genco Ardennes	2009	2010	8,114	8,258
Genco Auvergne	2009	2010	8,137	8,270
Genco Bourgogne	2010	2010	8,757	8,943
Genco Brittany	2010	2010	8,776	8,931
Genco Languedoc	2010	2010	8,774	8,932
Genco Picardy	2005	2010	6,869	6,899
Genco Pyrenees	2010	2010	8,812	8,979
Genco Rhone	2011	2011	10,005	10,203
Genco Constantine	2008	2008	30,509	31,638
Genco Augustus	2007	2007	28,199	29,321
Genco London	2007	2007	28,282	29,181
Genco Titus	2007	2007	28,847	29,823
Genco Tiberius	2007	2007	28,272	29,455
Genco Hadrian	2008	2008	30,668	31,623
Genco Predator	2005	2007	6,786	6,816
Baltic Hornet	2014	2014	20,576	21,058
Baltic Wasp	2015	2015	20,818	21,300
Genco Endeavour	2015	2018	39,828	40,498
Genco Resolute	2015	2018	40,036	40,852
Genco Columbia	2016	2018	22,970	23,480
Genco Weatherly	2014	2018	18,507	18,939
Genco Liberty	2016	2018	43,044	43,942
Genco Defender	2016	2018	43,088	43,964
Genco Magic	2014	2020	13,604	13,872
Genco Vigilant	2015	2021	14,620	14,901
Genco Freedom	2015	2021	14,712	14,996
Genco Enterprise	2016	2021	19,403	19,806
TOTAL			$850,445	$871,639
Unencumbered
Genco Madeleine	2014	2021	21,736	22,253
Genco Constellation	2017	2021	24,402	24,897
Genco Mayflower	2017	2021	24,796	25,328
Genco Laddey	2022	2022	28,819	29,326
Genco Mary	2022	2022	28,856	29,367
			$128,609	$131,171
Consolidated Total			$979,054	$1,002,810

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held two interest rate cap agreements as of June 30, 2023 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at June 30, 2023 is $150.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements, which summarizes the interest rate caps in place as of June 30, 2023. The interest rate caps expire during December 2023 and March 2024.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at June 30, 2023 is $4.0 million which has been classified as a current asset on the balance sheet.  As of June 30, 2023, the Company has accumulated other comprehensive income (“AOCI”) of $3.9 million related to the interest rate cap agreements.  At June 30, 2023, $3.9 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR and SOFR rates because we have significant amounts of floating rate debt outstanding. During the three and six months ended June 30, 2023 and 2022, we were subject to interest rates of one-month or three-month LIBOR plus 2.15% on the outstanding debt under our $450 Million Credit Facility until June 30, 2023. Effective June 30, 2023, we transitioned from the use of LIBOR to SOFR rates.

A 1% increase in LIBOR or SOFR would result in an increase of $0.8 million in interest expense for the six months ended June 30, 2023.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of June 30, 2023, we held two interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. The total notional amount of the caps at June 30, 2023 is $150.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements which summarizes the interest rate caps in place as of June 30, 2023.

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

Since the Black Sea Grain Initiative was established on July 27, 2022 to allow for the export of grain from Ukrainian ports while the war in Ukraine continues, a total of approximately 33 million metric tons of grain have been exported from three Ukrainian ports under this agreement, of which nearly 80% has been corn and wheat cargoes. However, Russia exited the agreement on July 17, 2023, as a series of Russia’s demands, including reconnecting its agricultural bank to the SWIFT system, among other requests, were not met. Since Russia’s exit from the deal, several attacks have occurred at various ports and facilities, damaging machinery and grain stockpiles. Future prospects for Ukrainian grain shipments and the impact on drybulk markets for the shipment of grain and other cargoes remain unpredictable. Failure to reinstate the agreement or the continuation or worsening of the war in Ukraine could have an adverse impact on our business, financial condition, results of operations, and ability to pay dividends.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 16 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

10.1	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.2	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Peter Allen.(*)

10.3	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.4	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Jesper Christensen.(*)

10.5	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.6	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Peter Allen.(*)

10.7	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.8	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Jesper Christensen.(*)

10.9	Restricted Stock Unit Grant Agreement dated June 16, 2023 between Genco Shipping & Trading Limited and Peter Allen.(*)

10.10	Performance PRSU Grant Agreement dated June 16, 2023 between Genco Shipping & Trading Limited and Peter Allen.(*)

10.11	Separation Agreement by and between Apostolos Zafolias and Genco Shipping & Trading Limited, entered into on May 3, 2023.(12)

10.12

Second Amendment to Credit Agreement dated as of May 30, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(*).

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2021.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 3, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 8, 2023	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 8, 2023	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)