Form 10-Q
period 2023-09-30
GENCO SHIPPING & TRADING LTD
filed 2023-11-08
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2023: Common stock, par value $0.01 per share — 42,538,665 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$46,259	$58,142
Restricted cash	5,643	5,643
Due from charterers, net of a reserve of $2,516 and $2,141, respectively	19,522	25,333
Prepaid expenses and other current assets	10,162	8,399
Inventories	27,567	21,601
Fair value of derivative instruments	2,369	6,312
Total current assets	111,522	125,430

Noncurrent assets:
Vessels, net of accumulated depreciation of $284,693 and $303,098, respectively	939,749	1,002,810
Deferred drydock, net of accumulated amortization of $19,431 and $15,456 respectively	32,982	32,254
Fixed assets, net of accumulated depreciation and amortization of $7,430 and $6,254, respectively	7,435	8,556
Operating lease right-of-use assets	2,994	4,078
Restricted cash	315	315
Fair value of derivative instruments	—	423
Total noncurrent assets	983,475	1,048,436

Total assets	$1,094,997	$1,173,866

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$27,428	$29,475
Deferred revenue	6,534	4,958
Current operating lease liabilities	2,266	2,107
Total current liabilities:	36,228	36,540

Noncurrent liabilities:
Long-term operating lease liabilities	2,386	4,096
Long-term debt, net of deferred financing costs of $4,756 and $6,079, respectively	139,994	164,921
Total noncurrent liabilities	142,380	169,017

Total liabilities	178,608	205,557

Commitments and contingencies

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,536,983 and 42,327,181 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	425	423
Additional paid-in capital	1,558,541	1,588,777
Accumulated other comprehensive income	2,257	6,480
Accumulated deficit	(646,055)	(628,247)
Total Genco Shipping & Trading Limited shareholders’ equity	915,168	967,433
Noncontrolling interest	1,221	876
Total equity	916,389	968,309
Total liabilities and equity	$1,094,997	$1,173,866

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Voyage revenues	$83,361	$135,970	$268,309	$409,961

Total revenues	83,361	135,970	268,309	409,961

Operating expenses:
Voyage expenses	34,256	39,496	100,522	110,420
Vessel operating expenses	24,746	22,090	71,725	78,567
Charter hire expenses	2,026	6,952	6,731	19,633
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,397, $840, $4,175 and $2,356, respectively)	6,585	5,911	21,267	18,334
Technical management fees	973	761	3,084	2,378
Depreciation and amortization	17,026	15,582	49,762	44,162
Impairment of vessel assets	28,102	—	28,102	—

Total operating expenses	113,714	90,792	281,193	273,494

Operating (loss) income	(30,353)	45,178	(12,884)	136,467

Other income (expense):
Other (expense) income	(100)	(2,146)	(298)	617
Interest income	588	292	1,877	377
Interest expense	(1,999)	(2,276)	(6,158)	(6,923)

Other expense, net	(1,511)	(4,130)	(4,579)	(5,929)

Net (loss) income	$(31,864)	$41,048	(17,463)	130,538
Less: Net income attributable to noncontrolling interest	140	220	345	639
Net (loss) income attributable to Genco Shipping & Trading Limited	$(32,004)	$40,828	$(17,808)	$129,899

Net (loss) earnings per share-basic	$(0.75)	$0.96	$(0.42)	$3.07
Net (loss) earnings per share-diluted	$(0.75)	$0.95	$(0.42)	$3.03
Weighted average common shares outstanding-basic	42,816,045	42,529,865	42,745,681	42,361,797
Weighted average common shares outstanding-diluted	42,816,045	42,881,541	42,745,681	42,915,240

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net (loss) income	$(31,864)	$41,048	$(17,463)	$130,538

Other comprehensive (loss) income	(1,602)	1,488	(4,223)	6,280

Comprehensive (loss) income	$(33,466)	$42,536	$(21,686)	$136,818
Less: Comprehensive income attributable to noncontrolling interest	140	220	345	639
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(33,606)	$42,316	$(22,031)	$136,179

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2023	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net income				2,634	2,634	226	2,860

Other comprehensive loss			(1,628)		(1,628)		(1,628)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.50 per share)		(21,516)			(21,516)		(21,516)

Nonvested stock amortization		1,559			1,559		1,559

Balance — March 31, 2023	$425	$1,568,818	$4,852	$(625,613)	$948,482	$1,102	$949,584

Net income (loss)				11,562	11,562	(21)	11,541

Other comprehensive loss			(993)		(993)		(993)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	—	—			—		—

Cash dividends declared ($0.15 per share)		(6,406)			(6,406)		(6,406)

Nonvested stock amortization		1,219			1,219		1,219

Balance — June 30, 2023	$425	$1,563,631	$3,859	$(614,051)	$953,864	$1,081	$954,945

Net (loss) income				(32,004)	(32,004)	140	(31,864)

Other comprehensive loss			(1,602)		(1,602)		(1,602)

Issuance of shares due to vesting of RSUs	—	—			—		—

Cash dividends declared ($0.15 per share)		(6,487)			(6,487)		(6,487)

Nonvested stock amortization		1,397			1,397		1,397

Balance — September 30, 2023	$425	$1,558,541	$2,257	$(646,055)	$915,168	$1,221	$916,389

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2022	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

Net income				41,689	41,689	176	41,865

Other comprehensive income			3,293		3,293		3,293

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.67 per share)		(28,454)			(28,454)		(28,454)

Nonvested stock amortization		690			690		690

Balance — March 31, 2022	$421	$1,674,400	$4,118	$(745,134)	$933,805	$264	$934,069

Net income				47,382	47,382	243	47,625

Other comprehensive income			1,499		1,499		1,499

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.79 per share)		(33,560)			(33,560)		(33,560)

Nonvested stock amortization		826			826		826

Balance — June 30, 2022	$423	$1,641,664	$5,617	$(697,752)	$949,952	$507	$950,459

Net income				40,828	40,828	220	41,048

Other comprehensive income			1,488		1,488		1,488

Issuance of shares due to exercise of options	—	—			—		—

Cash dividends declared ($0.50 per share)		(21,319)			(21,319)		(21,319)

Nonvested stock amortization		840			840		840

Balance — September 30, 2022	$423	$1,621,185	$7,105	$(656,924)	$971,789	$727	$972,516

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(17,463)	$130,538
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,762	44,162
Amortization of deferred financing costs	1,323	1,268
Right-of-use asset amortization	1,084	1,060
Amortization of nonvested stock compensation expense	4,175	2,356
Impairment of vessel assets	28,102	—
Amortization of premium on derivatives	143	63
Insurance proceeds for protection and indemnity claims	252	709
Insurance proceeds for loss of hire claims	506	—
Change in assets and liabilities:
Decrease (increase) in due from charterers	5,811	(5,750)
Increase in prepaid expenses and other current assets	(4,882)	(1,421)
Increase in inventories	(5,966)	(7,618)
Increase in accounts payable and accrued expenses	24	7,344
Increase in deferred revenue	1,576	4,383
Decrease in operating lease liabilities	(1,551)	(1,384)
Deferred drydock costs incurred	(10,730)	(22,262)
Net cash provided by operating activities	52,166	153,448

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(3,485)	(50,879)
Purchase of other fixed assets	(2,169)	(2,929)
Insurance proceeds for hull and machinery claims	2,361	293
Net cash used in investing activities	(3,293)	(53,515)

Cash flows from financing activities:
Repayments on the $450 Million Credit Facility	(26,250)	(66,250)
Cash dividends paid	(34,506)	(82,713)
Payment of deferred financing costs	—	(11)
Net cash used in financing activities	(60,756)	(148,974)

Net decrease in cash, cash equivalents and restricted cash	(11,883)	(49,041)

Cash, cash equivalents and restricted cash at beginning of period	64,100	120,531
Cash, cash equivalents and restricted cash at end of period	$52,217	$71,490

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 – GENERAL INFORMATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk vessels and operates in one business segment.

As of September 30, 2023, the Company’s fleet consisted of 44 drybulk vessels, including 17 Capesize drybulk vessels, 15 Ultramax drybulk vessels and twelve Supramax drybulk vessels, with an aggregate carrying capacity of approximately 4,635,000 dwt and an average age of approximately 11.6 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of September 30, 2023 and December 31, 2022, and was formed to provide ship management services to the Company’s vessels. As of September 30, 2023 and December 31, 2022, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

Management has determined that GSSM qualifies as a variable interest entity, and, when aggregating the variable interest held by the Company and Synergy, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact GSSM’s economic performance. Accordingly, the Company consolidates GSSM.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2023.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, impairment of vessels, the valuation of amounts due from charterers, residual value of vessels, useful life of vessels, the fair value of time charters acquired, and the fair value of derivative instruments, if any. Actual results could differ from those estimates.

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

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$46,259	$58,142
Restricted cash – current	5,643	5,643
Restricted cash – noncurrent	315	315

Cash, cash equivalents and restricted cash	$52,217	$64,100

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

During the three months ended September 30, 2023 and 2022, the Company recorded $164 and $326 of realized gains in other (expense) income, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded ($15) and ($1,871) of unrealized losses in other (expense) income, respectively.

During the nine months ended September 30, 2023 and 2022, the Company recorded $245 and $1,622 of realized gains in other (expense) income, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded ($95) and ($112) of unrealized losses in other (expense) income, respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of September 30, 2023 and December 31, 2022 is $11 and $168, respectively, and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of September 30, 2023 and December 31, 2022 is $9 and $71, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Impairment of vessel assets

During the three and nine months ended September 30, 2023, the Company recorded $28,102 related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”). During the three and nine months ended September 30, 2022, the Company did not incur any impairment of vessel assets in accordance with ASC 360.

The Company is currently considering the acquisition of modern, high specification Capesize vessels and management continues to evaluate other acquisition opportunities in the market. In order to partially fund the potential purchase of these modern vessels, management has begun to evaluate the sale of its older and smaller Capesize vessels that will be scheduled for their third special survey in 2024, as part of strategic fleet renewal. Such review led management to assess its probability weighted undiscounted cash flows for such vessels, and this resulted in the Company recording such impairment charges in the third quarter of 2023. On September 30, 2023, the Company determined that the expected estimated future undiscounted cash flows for three of its Capesize vessels, the Genco Claudius, Genco Commodus and Genco Maximus, did not exceed the net book value of these vessels as of September 30, 2023. This resulted in an impairment loss of $28,102 during the three and nine months ended September 30, 2023.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain (loss) of $552 and ($4) during the three months ended September 30, 2023 and 2022, respectively, and ($89) and $4,421 during the nine months ended September 30, 2023 and 2022, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

3 – CASH FLOW INFORMATION

For the nine months ended September 30, 2023, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,233 for the Purchase of vessels and ballast water treatment systems, including deposits, and $365 for the Purchase of other fixed assets. For the nine months ended September 30, 2023, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $959 for Cash dividends payable.

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

During the nine months ended September 30, 2023 and 2022, cash paid for interest, net of amounts capitalized, was $9,835 and $6,264, respectively, which was offset by $5,192 and $621 received as result of the interest rate cap agreements, respectively.

During the nine months ended September 30, 2023 and 2022, any cash paid for income taxes was insignificant.

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

On March 10, 2023, the Company granted 2,948 restricted stock units to an individual. The aggregate fair value of these restricted stock units was $50.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,765	$1,672

4 – VESSEL ACQUISITIONS AND DISPOSITIONS

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

There was no capitalized interest expense associated with these newbuilding contracts during the three months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, capitalized interest expense was $0 and $5, respectively.

Vessel Dispositions

As of September 30, 2023 and December 31, 2022, the Company recorded $5,643 of current restricted cash in the Condensed Consolidated Balance Sheets, representing the net proceeds from the sale of the Genco Provence on November 2, 2021 which served as collateral under the $450 Million Credit Facility. Pursuant to the $450 Million Credit Facility, the net proceeds received from the sale remained classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360-day period, the Company will be required to use the proceeds as a loan prepayment. On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend this period with regard to net proceeds from the sale of the Genco Provence until October 28, 2023. Furthermore, on October 16, 2023, the Company entered into an agreement with the lenders to further extend this period until January 26, 2024. Refer also to Note 15 — Subsequent Events.

5 – NET (LOSS) EARNINGS PER SHARE

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

There were 154,460 stock options, 38,255 performance based restricted stock units and 145,555 restricted stock units excluded from the computation of diluted net loss per share during the three months ended September 30, 2023 because they were anti-dilutive (refer to Note 13 — Stock-Based Compensation). There were 179,536 stock options, 31,129 performance based restricted stock units and 172,472 restricted stock units excluded from the computation of diluted net loss per share during the nine months ended September 30, 2023 because they were anti-dilutive (refer to Note 13 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,816,045	42,529,865	42,745,681	42,361,797

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,816,045	42,529,865	42,745,681	42,361,797

Dilutive effect of stock options	—	223,998	—	359,249

Dilutive effect of performance based restricted stock units	—	—	—	—

Dilutive effect of restricted stock units	—	127,678	—	194,194

Weighted-average common shares outstanding, diluted	42,816,045	42,881,541	42,745,681	42,915,240

6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2023 and 2022, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2023	2022
Principal amount	$144,750	$171,000
Less: Unamortized deferred financing costs	(4,756)	(6,079)
Less: Current portion	—	—

Long-term debt, net	$139,994	$164,921

$450 Million Credit Facility

On August 3, 2021, the Company entered into the $450 Million Credit Facility, a five-year senior secured credit facility which is allocated between an up to $150,000 term loan facility and an up to $300,000 revolving credit facility which was used to refinance the Company’s two prior credit facilities.

On May 30, 2023, the Company entered into an amendment to the $450 Million Credit Facility to transition from the use of the London Inter-Bank Offered Rate (“LIBOR”) to calculate interest to the Secured Overnight Financing Rate (“SOFR”) effective June 30, 2023. Borrowings began bearing interest at SOFR plus the applicable margin effective June 30, 2023.

As of September 30, 2023, there was $198,770 of availability under the $450 Million Credit Facility. Total debt repayments of $8,750 were made during the three months ended September 30, 2023 and 2022 under the $450 Million Credit Facility. Total debt repayments of $26,250 and $66,250 were made during the nine months ended September 30, 2023 and 2022, respectively, under the $450 Million Credit Facility.

As of September 30, 2023, the Company was in compliance with all of the financial covenants under the $450 Million Credit Facility.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Effective Interest Rate	8.71%	5.34%	8.27%	4.01%
Range of Interest Rates (excluding unused commitment fees)	7.31 % to 7.58%	3.82 % to 5.27%	6.43 % to 7.58%	2.26 % to 5.27%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of September 30, 2023, the Company had two interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. The two interest rate cap agreements were initially designated and qualified as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the fair value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings. One of our $50,000 interest rate cap agreements expired on March 10, 2023.

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap are recorded within interest expense. As the forecasted interest payments hedged are not remote of occurring, the amounts in AOCI as of the date of dedesignation will be recognized over the remaining original hedge period. During the three months ended September 30, 2023 and 2022, the Company recorded a loss (gain) of $24 and ($88), respectively, in interest expense for the portion of the interest rate caps not designated as a hedging instrument. During the nine months ended September 30, 2023 and 2022, the Company recorded a loss (gain) of $35 and ($77), respectively, in interest expense for the portion of the interest rate caps not designated as a hedging instrument.

The following table summarizes the interest rate cap agreements in place as of September 30, 2023.

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

The Company recorded a $4,223 unrealized loss for the nine months ended September 30, 2023 in AOCI. The estimated income that is currently recorded in AOCI as of September 30, 2023 that is expected to be reclassified into earnings within the next twelve months is $2,257.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,999	$2,276	$6,158	$6,923

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$(1,770)	$(626)	$(5,111)	$(676)
Premium excluded and recognized on an amortized basis	35	41	109	139
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

The following table shows the interest rate cap assets as of September 30, 2023 and December 31, 2022:

		September 30,	December 31,
	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$2,250	$6,112

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$381

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$119	$200

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$42

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized losses on cash flow hedges as of September 30, 2023.

AOCI — January 1, 2023	$6,480

Amount recognized in OCI on derivative, intrinsic	(4,502)
Amount recognized in OCI on derivative, excluded	279
Amount reclassified from OCI into income	—

AOCI — September 30, 2023	$2,257

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$46,259	$46,259	$58,142	$58,142
Restricted cash	5,958	5,958	5,958	5,958
Principal amount of floating rate debt	144,750	144,750	171,000	171,000

The carrying value of the borrowings under the $450 Million Credit Facility as of September 30, 2023 and December 31, 2022, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of September 30, 2023 and December 31, 2022 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the three and nine months ended September 30, 2023, the vessel assets for three of the Company’s vessels were written down as part of the impairment recorded during the period. There was no vessel impairment recorded during the three and nine months ended September 30, 2022. Refer to the “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and nine months ended September 30, 2023 and 2022, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of September 30, 2023 and December 31, 2022.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$10,759	$16,162
Accrued general and administrative expenses	5,507	6,171
Accrued vessel operating expenses	11,162	7,142
Total accounts payable and accrued expenses	$27,428	$29,475

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended September 30, 2023 and 2022, the Company earned $83,361 and $135,970 of voyage revenues, respectively. For the nine months ended September 30, 2023 and 2022, the Company earned $268,309 and $409,961, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease revenue	$27,905	$59,634	$109,798	$178,191
Spot market voyage revenue	55,456	76,336	158,511	231,770
Total voyage revenues	$83,361	$135,970	$268,309	$409,961

12 – LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended September 30, 2023 and 2022 and $918 of sublease income recorded during the nine months ended September 30, 2023 and 2022. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and nine months ended September 30, 2023 and 2022, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2023	415,227	$7.91	$2.78
Granted	—	—	—
Exercised	(47,037)	7.70	2.53
Forfeited	—	—	—

Outstanding as of September 30, 2023	368,190	$7.93	$2.82

Exercisable as of September 30, 2023	335,729	$7.74	$2.67

The following table summarizes certain information about the options outstanding as of September 30, 2023:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2023			September 30, 2023
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.93	32,461	$9.91	3.40	335,729	$7.74	2.50

As of September 30, 2023 and December 31, 2022, a total of 368,190 and 415,227 stock options were outstanding, respectively.

The unamortized stock-based compensation balance of $19 as of September 30, 2023 is expected to be expensed $12 and $7 during the remainder of 2023 and during the year ending December 31, 2024, respectively.

For the three and nine months ended September 30, 2023 and 2022, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$13	$55	$71	$223

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the 2015 Plan to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of September 30, 2023 and December 31, 2022, 798,904 and 612,300 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the amended 2015 Plan.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the closing price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest in equal installments on each of the anniversaries of the determined vesting date, over the three or five year vesting periods, as applicable.

The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2023:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2023	641,972	$15.74
Granted	211,441	16.27
Vested	(230,842)	14.35
Forfeited	(49,322)	16.42

Outstanding as of September 30, 2023	573,249	$16.43

The total fair value of the RSUs that vested during the nine months ended September 30, 2023 and 2022 was $4,075 and $3,837, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2023:

Unvested RSUs			Vested RSUs
September 30, 2023			September 30, 2023
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
573,249	$16.43	1.61	288,158	$12.35

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of September 30, 2023, unrecognized compensation cost of $5,406 related to RSUs will be recognized over a weighted-average period of 1.61 years.

For the three and nine months ended September 30, 2023 and 2022, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$1,243	$785	$3,848	$2,133

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

The PRSUs, if earned, will ordinarily vest during the first quarter of 2026 and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted, which would amount to 79,838 PRSUs. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of September 30, 2023, unrecognized compensation cost of $1,259 related to PRSUs will be recognized over a weighted-average period of 2.25 years.

Significant inputs used in the estimation of the fair value of these awards granted during the three and nine months ended September 30, 2023 are as follows:

Significant Input	September 30, 2023
Closing share price of our common stock	$14.36 to $16.30
Risk-free rate of return	3.81% to 4.38%
Expected volatility of our common stock	53.38% to 54.53%
Holding period discount	0%
Simulation term (in years)	2.54 to 2.72
Range of target	0% to 200%

For the three and nine months ended September 30, 2023 and 2022, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$141	$—	$256	$—

14 – LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Corporation Limited, which had subchartered the vessel from BG Shipping Co. Limited, which in turn had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. The petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel was only released at the end of February 2023. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel was not generating revenue while it was subject to arrest. The Company believes that these claims are without merit and has valid defenses against them and is vigorously defending them while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited and is proceeding with arbitration.

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

15 – SUBSEQUENT EVENTS

On October 10, 2023, the Company entered into an agreement to acquire a 2016-built 181,000 dwt Capesize vessel to be renamed the Genco Ranger for a purchase price of $43,100. The vessel is expected to be delivered during mid-November 2023, and the Company intends to use a combination of cash on hand and the draw down on the revolving credit facility as noted below to finance the purchase. On October 23, 2023, the Company paid a deposit of $4,320, which is being held in an escrow account until the Company takes delivery of the vessel.

On October 16, 2023, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to further extend the period that the net proceeds received from the sale of the Genco Provence may be held as restricted cash to finance a qualifying replacement vessel until January 26, 2024. The restricted cash is expected to be released upon the delivery of the Genco Ranger during the fourth quarter of 2023.

On November 6, 2023, the Company drew down $35,000 under the revolver of the $450 Million Credit Facility to partially fund the anticipated acquisition of the Genco Ranger.

On November 8, 2023, the Company announced a regular quarterly dividend of $0.15 per share to be paid on or about November 30, 2023 to shareholders of record as of November 22, 2023. The aggregate amount of the dividend is expected to be approximately $6.5 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

In the fourth quarter of 2023, the Company entered into a commitment letter to amend, extend and upsize its existing $450 Million Credit Facility. The amended structure consists of a $500,000 revolving credit facility, which can be utilized to support growth of the Company’s asset base, as well as for general corporate purposes (the “$500 Million Revolver”). The $500 Million Revolver is subject to definitive documentation, potential changes in terms, the possibility that it may not be entered into, and fulfillment of customary conditions precedent. The $500 Million Revolver is expected to close during the fourth quarter of 2023.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy, including without limitation the ongoing war in Ukraine and the Israel-Hamas war; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2023 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our new dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) the duration and impact of the COVID-19 novel coronavirus epidemic, which may negatively affect general global and regional economic conditions, our ability to charter our vessels at all and the rates at which are able to do so; our ability to call on or depart from ports on a timely basis or at all; our ability to crew, maintain, and repair our vessels, including without limitation the impact diversion of our vessels to perform crew rotations may have on our revenues, expenses, and ability to consummate vessel sales, expense and disruption to our operations that may arise from the inability to rotate crews on schedule, and delay and added expense we may incur in rotating crews in the current environment; our ability to staff and maintain our headquarters and administrative operations; sources of cash and liquidity; our ability to sell vessels in the secondary market, including without limitation the compliance of purchasers and us with the terms of vessel sale contracts, and the prices at which vessels are sold; and other factors relevant to our business described from time to time in our filings with the Securities and Exchange Commission; (xxiii) the completion of definitive documentation for, potential changes in terms to, our entry into, and fulfillment of conditions precedent under our proposed $500 million credit facility; and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in the Marshall Islands that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. Our fleet currently consists of 44 drybulk vessels, including 17 Capesize, 15 Ultramax and twelve Supramax vessels, with an aggregate carrying capacity of approximately 4,635,000 deadweight tons (“dwt”) and an average age of approximately 11.7 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 34 – 35 for a table of our current fleet.

Our approach towards fleet composition is to own a high-quality fleet of vessels focused on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category while Ultramax and Supramax vessels represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore, coal and bauxite, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment as well as opportunistically booking longer term fixed-rate coverage. Our fleet deployment strategy is currently weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer term time charter contracts or contracts of affreightment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Our approach to capital allocation through the implementation of our value strategy in April 2021 focuses on three key factors:

●	Compelling dividends
●	Financial deleveraging, and
●	Accretive growth of our fleet

Since 2021, we have executed this strategy by paying down $304.5 million of debt as of September 30, 2023 while expanding our core Ultramax fleet. This has resulted in a debt balance of $144.8 million as of September 30, 2023, a 68% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. In addition to the $52.2 million of cash on our balance sheet as of September 30, 2023, we have undrawn revolver availability of $198.8 million, bringing our total liquidity to $251.0 million providing us with significant financial flexibility. Furthermore, since the fourth quarter of 2021 through the third quarter of 2023, we have declared cumulative dividends under our value strategy of $3.69 per share.

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

We have invested and plan to continue to invest in energy conservation programs to install various energy-saving devices, or ESDs, high performance paint systems, upgrade propellers among other initiatives on select vessels in our fleet. We began installing these ESDs on certain ships that entered drydocking in 2022, and we plan to continue to invest in our fleet.

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

Vessel Sales and Acquisitions

On October 10, 2023, we entered into an agreement to acquire a 2016-built 181,000 dwt Capesize vessel for a purchase price of $43.1 million, to be renamed the Genco Ranger. The vessel is expected to be delivered during mid-November 2023 and we intend to use cash on hand and draw down a portion of our revolving credit facility to finance the purchase.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. In September 2021, we entered into a joint venture named GS Shipmanagement Pte. Ltd. (“GSSM”) with Synergy Marine Pte. Ltd. (“Synergy”), one of our previous technical managers. GSSM currently provides the technical management to all 44 vessels in our current fleet. We expect this joint venture to continue to increase visibility and control over our vessel operations, augment fleet-wide fuel efficiency to lower our carbon footprint through an advanced data platform and potentially provide vessel operating expense savings over time. Members of our New York City-based management team oversee the activities of GSSM.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2023 and 2022 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,564.0	1,564.0	—	—%
Ultramax	1,380.0	1,380.0	—	—%
Supramax	1,104.0	1,104.0	—	—%

Total	4,048.0	4,048.0	—	—%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	91.1	114.3	(23.2)	(20.3)%
Supramax	55.0	187.9	(132.9)	(70.7)%

Total	146.1	302.2	(156.1)	(51.7)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,556.9	1,354.7	202.2	14.9%
Ultramax	1,459.2	1,480.1	(20.9)	(1.4)%
Supramax	1,040.3	1,270.8	(230.5)	(18.1)%

Total	4,056.4	4,105.6	(49.2)	(1.2)%

Available days (owned fleet) (4)
Capesize	1,556.9	1,354.7	202.2	14.9%
Ultramax	1,368.1	1,365.8	2.3	0.2%
Supramax	985.3	1,082.9	(97.6)	(9.0)%

Total	3,910.3	3,803.4	106.9	2.8%

Operating days (5)
Capesize	1,550.1	1,334.9	215.2	16.1%
Ultramax	1,426.2	1,465.8	(39.6)	(2.7)%
Supramax	1,029.2	1,247.0	(217.8)	(17.5)%

Total	4,005.5	4,047.7	(42.2)	(1.0)%

Fleet utilization (6)
Capesize	99.1%	97.4%	1.7%	1.7%
Ultramax	96.9%	98.8%	(1.9)%	(1.9)%
Supramax	96.7%	96.5%	0.2%	0.2%

Fleet average	97.7%	97.6%	0.1%	0.1%

	For the Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$15,424	$19,233	$(3,809)	(19.8)%
Ultramax	10,317	27,295	(16,978)	(62.2)%
Supramax	9,251	24,486	(15,235)	(62.2)%

Fleet average	12,082	23,624	(11,542)	(48.9)%
Major bulk vessels	15,424	19,233	(3,809)	(19.8)%
Minor bulk vessels	10,296	26,052	(15,756)	(60.5)%

Daily vessel operating expenses (8)
Capesize	$6,236	$5,329	$907	17.0%
Ultramax	5,576	5,294	282	5.3%
Supramax	6,603	5,887	716	12.2%

Fleet average	6,113	5,457	656	12.0%

	For the Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,641.0	4,641.0	—	—%
Ultramax	4,095.0	4,084.9	10.1	0.2%
Supramax	3,276.0	3,276.0	—	—%

Total	12,012.0	12,001.9	10.1	0.1%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	330.8	304.5	26.3	8.6%
Supramax	120.9	454.2	(333.3)	(73.4)%

Total	451.7	758.7	(307.0)	(40.5)%

Available days (owned & chartered-in fleet) (3)
Capesize	4,542.1	3,965.1	577.0	14.6%
Ultramax	4,400.5	4,272.5	128.0	3.0%
Supramax	3,151.6	3,594.3	(442.7)	(12.3)%

Total	12,094.2	11,831.9	262.3	2.2%

Available days (owned fleet) (4)
Capesize	4,542.1	3,965.1	577.0	14.6%
Ultramax	4,069.7	3,968.0	101.7	2.6%
Supramax	3,030.6	3,140.1	(109.5)	(3.5)%

Total	11,642.4	11,073.2	569.2	5.1%

Operating days (5)
Capesize	4,513.6	3,886.4	627.2	16.1%
Ultramax	4,280.4	4,227.1	53.3	1.3%
Supramax	3,105.1	3,494.9	(389.8)	(11.2)%

Total	11,899.1	11,608.4	290.7	2.5%

Fleet utilization (6)
Capesize	98.9%	97.0%	1.9%	2.0%

	For the Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)	% Change
Ultramax	96.7%	97.4%	(0.7)%	(0.7)%
Supramax	96.0%	94.2%	1.8%	1.9%

Fleet average	97.3%	96.3%	1.0%	1.0%

	For the Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$16,954	$23,457	$(6,503)	(27.7)%
Ultramax	12,962	27,308	(14,346)	(52.5)%
Supramax	10,412	25,526	(15,114)	(59.2)%

Fleet average	13,855	25,425	(11,570)	(45.5)%
Major bulk vessels	16,954	23,457	(6,503)	(27.7)%
Minor bulk vessels	11,872	26,522	(14,650)	(55.2)%

Daily vessel operating expenses (8)
Capesize	$6,243	$6,249	$(6)	(0.1)%
Ultramax	5,437	5,707	(270)	(4.7)%
Supramax	6,305	8,017	(1,712)	(21.4)%

Fleet average	5,971	6,545	(574)	(8.8)%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Voyage revenues (in thousands)	$83,361	$135,970	$44,690	$42,011	$38,671	$93,959
Voyage expenses (in thousands)	34,256	39,496	20,677	15,957	12,579	23,539
Charter hire expenses (in thousands)	2,026	6,952	—	—	2,026	6,952
Realized gain on fuel hedges (in thousands)	164	326	—	—	164	326
	47,243	89,848	24,013	26,054	24,230	63,794
Total available days for owned fleet	3,910	3,803	1,557	1,355	2,353	2,449
Total TCE rate	$12,082	$23,624	$15,424	$19,233	$10,296	$26,052

	Entire Fleet		Major Bulk		Minor Bulk
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Voyage revenues (in thousands)	$268,309	$409,961	$128,042	$139,710	$140,267	$270,251
Voyage expenses (in thousands)	100,522	110,420	51,035	46,702	49,487	63,718
Charter hire expenses (in thousands)	6,731	19,633	—	—	6,731	19,633
Realized gain on fuel hedges (in thousands)	245	1,622	—	—	245	1,622
	161,301	281,530	77,007	93,008	84,294	188,522
Total available days for owned fleet	11,642	11,073	4,542	3,965	7,100	7,108
Total TCE rate	$13,855	$25,425	$16,954	$23,457	$11,872	$26,522

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2023 and 2022 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2023	2022	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$83,361	$135,970	$(52,609)	(38.7)%

Total revenues	83,361	135,970	(52,609)	(38.7)%

Operating Expenses:
Voyage expenses	34,256	39,496	(5,240)	(13.3)%
Vessel operating expenses	24,746	22,090	2,656	12.0%
Charter hire expenses	2,026	6,952	(4,926)	(70.9)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,397 and $840, respectively)	6,585	5,911	674	11.4%
Technical management fees	973	761	212	27.9%
Depreciation and amortization	17,026	15,582	1,444	9.3%
Impairment of vessel assets	28,102	—	28,102	100.0%

Total operating expenses	113,714	90,792	22,922	25.2%

Operating (loss) income	(30,353)	45,178	(75,531)	(167.2)%
Other expense, net	(1,511)	(4,130)	2,619	(63.4)%

Net (loss) income	$(31,864)	$41,048	$(72,912)	(177.6)%
Less: Net income attributable to noncontrolling interest	140	220	(80)	(36.4)%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(32,004)	$40,828	$(72,832)	(178.4)%

Net (loss) earnings per share - basic	$(0.75)	$0.96	$(1.71)	(178.1)%
Net (loss) earnings per share - diluted	$(0.75)	$0.95	$(1.70)	(178.9)%
Weighted average common shares outstanding - basic	42,816,045	42,529,865	286,180	0.7%
Weighted average common shares outstanding - diluted	42,816,045	42,881,541	(65,496)	(0.2)%

EBITDA (1)	$(13,567)	$58,394	$(71,961)	(123.2)%

	For the Nine Months Ended
	September 30,
	2023	2022	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$268,309	$409,961	$(141,652)	(34.6)%

Total revenues	268,309	409,961	(141,652)	(34.6)%

Operating Expenses:
Voyage expenses	100,522	110,420	(9,898)	(9.0)%
Vessel operating expenses	71,725	78,567	(6,842)	(8.7)%
Charter hire expenses	6,731	19,633	(12,902)	(65.7)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $4,175 and $2,356, respectively)	21,267	18,334	2,933	16.0%
Technical management fees	3,084	2,378	706	29.7%
Depreciation and amortization	49,762	44,162	5,600	12.7%
Impairment of vessel assets	28,102	—	28,102	100.0%

Total operating expenses	281,193	273,494	7,699	2.8%

Operating (loss) income	(12,884)	136,467	(149,351)	(109.4)%
Other expense	(4,579)	(5,929)	1,350	(22.8)%

Net (loss) income	$(17,463)	$130,538	$(148,001)	(113.4)%
Less: Net income attributable to noncontrolling interest	345	639	(294)	(46.0)%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(17,808)	$129,899	$(147,707)	(113.7)%

Net (loss) earnings per share - basic	$(0.42)	$3.07	(3.49)	(113.7)%
Net (loss) earnings per share - diluted	$(0.42)	$3.03	(3.45)	(113.9)%
Weighted average common shares outstanding - basic	42,745,681	42,361,797	383,884	0.9%
Weighted average common shares outstanding - diluted	42,745,681	42,915,240	(169,559)	(0.4)%

EBITDA (1)	$36,235	$180,607	$(144,372)	(79.9)%

(1)	EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income attributable to Genco Shipping & Trading Limited	$(32,004)	$40,828	$(17,808)	$129,899
Net interest expense	1,411	1,984	4,281	6,546
Income tax expense	—	—	—	—
Depreciation and amortization	17,026	15,582	49,762	44,162

EBITDA (1)	$(13,567)	$58,394	$36,235	$180,607

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of November 8, 2023:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	December 2023	Voyage
Genco Tiberius	2007	November 2023	Voyage
Genco London	2007	December 2023	Voyage
Genco Titus	2007	November 2023	Voyage
Genco Constantine	2008	December 2023	Voyage
Genco Hadrian	2008	January 2024	$26,000
Genco Commodus	2009	November 2023	Voyage
Genco Maximus	2009	November 2023	Voyage
Genco Claudius	2010	November 2023	Voyage
Genco Tiger	2011	November 2023	Voyage
Genco Lion	2012	November 2023	Voyage
Baltic Bear	2010	November 2023	Voyage
Baltic Wolf	2010	November 2023	Voyage
Genco Resolute	2015	February 2024	127% of BCI (3)
Genco Endeavour	2015	January 2024	127% of BCI (3)
Genco Defender	2016	April 2024	125% of BCI (3)
Genco Liberty	2016	November 2023	Voyage

Ultramax Vessels
Baltic Hornet	2014	December 2023	Voyage
Baltic Wasp	2015	November 2023	$19,000

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Baltic Scorpion	2015	December 2023	Voyage
Baltic Mantis	2015	December 2023	Voyage
Genco Weatherly	2014	January 2024	$17,750
Genco Columbia	2016	November 2023	$30,000
Genco Magic	2014	December 2023	$19,500
Genco Vigilant	2015	December 2023	$9,500
Genco Freedom	2015	December 2023	$23,000
Genco Enterprise	2016	December 2023	$18,000
Genco Constellation	2017	March 2024	$16,000
Genco Madeleine	2014	March 2024	$16,000
Genco Mayflower	2017	December 2023	Voyage
Genco Mary	2022	November 2023	$16,000
Genco Laddey	2022	December 2023	$8,500

Supramax Vessels
Genco Predator	2005	December 2023	$10,250
Genco Warrior	2005	January 2024	$10,000
Genco Hunter	2007	November 2023	Voyage
Genco Aquitaine	2009	December 2023	$6,000
Genco Ardennes	2009	November 2023	$18,000
Genco Auvergne	2009	November 2023	Voyage
Genco Bourgogne	2010	March 2024	$15,000
Genco Brittany	2010	December 2023	Voyage
Genco Languedoc	2010	November 2023	$17,000
Genco Picardy	2005	November 2023	$12,000
Genco Pyrenees	2010	November 2023	$15,850
Genco Rhone	2011	December 2023	$9,000
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

VOYAGE REVENUES-

For the three months ended September 30, 2023, voyage revenues decreased by $52.6 million, or 38.7%, to $83.4 million as compared to $136.0 million for the three months ended September 30, 2022. The decrease in voyage revenues was primarily due to lower rates earned by our minor and major bulk vessels. In the third quarter of 2023, spot freight rates came under pressure as firm iron ore and coal volumes into China were offset by a reduction of demand in developed nations which coincided with an easing of global port congestion from previously high levels increasing effective drybulk vessel supply. In the fourth quarter to date, freight rates have increased relative to third quarter levels, including having reached year-to-date highs in October led by seasonally strong cargo flows and an uptick in congestion.

The average TCE rate of our overall fleet decreased 48.9% to $12,082 a day during the third quarter of 2023 from $23,624 a day during the third quarter of 2022. The TCE for our major bulk vessels decreased by 19.8% from $19,233 a day during the third quarter of 2022 to $15,424 a day during the third quarter of 2023. This decrease was primarily a result of lower rates achieved by our Capesize vessels partially offset by an increase in available days due to scheduled drydockings during the third quarter of 2022. The TCE for our minor bulk vessels decreased by 60.5% from $26,052 a day during the third quarter of 2022 to $10,296 a day during the third quarter of 2023 primarily a result of lower rates achieved by our Supramax and Ultramax vessels.

Fleet utilization increased marginally from 97.6% during the third quarter of 2022 to 97.7% during the third quarter of 2023.

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

Voyage expenses were $34.3 million and $39.5 million during the three months ended September 30, 2023 and 2022, respectively. This decrease was primarily due to lower bunker consumption for our minor bulk vessels and third-party chartered-in vessels, as well as decreased fuel prices during the third quarter of 2023 as compared to the same period during 2022.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $2.7 million from $22.1 million during the three months ended September 30, 2022 to $24.7 million during the three months ended September 30, 2023. The increase was primarily due to the timing of the purchase of stores and spare parts, higher insurance costs and higher crew costs due to the timing of crew changes. These increases were partially offset by the absence of COVID-19 related expenses.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,113 per vessel per day for the three months ended September 30, 2023 from $5,457 per day for the three months ended September 30, 2022. The increase in daily vessel operating expense was primarily due to the timing of the purchase of stores and spare parts, higher insurance costs and higher crew costs due to the timing of crew changes. These increases were partially offset by lower COVID-19 related expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

The potential impact of the war in Ukraine and the Israel-Hamas war are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Ukraine, the Israel-Hamas war and COVID-19 restrictions.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $4.9 million from $7.0 million during the three months ended September 30, 2022 to $2.0 million during the three months ended September 30, 2023. The decrease was primarily due to a decrease in chartered-in days, as well as a decrease in hire rates.

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

For the three months ended September 30, 2023 and 2022, general and administrative expenses were $6.6 million and $5.9 million, respectively. The increase was primarily due to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT FEES-

Technical management fees include the direct costs incurred by GSSM for the technical management of the vessels under its management. Additionally, prior to the transfer of our vessels to GSSM for technical management, we incurred management fees payable to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Technical management fees were $1.0 million and $0.8 million during the three months ended September 30, 2023 and 2022, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.4 million to $17.0 million during the three months ended September 30, 2023 as compared to $15.6 million during the three months ended September 30, 2022. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during the third quarter of 2022 through the second quarter of 2023.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2023, we recorded $28.1 million of impairment of vessel assets. This represented impairment for three of our Capesize vessels. There was no vessel impairment recorded during the three months ended September 30, 2022. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of these vessels.

OTHER INCOME (EXPENSE)-

INTEREST EXPENSE –

Interest expense decreased by $0.3 million from $2.3 million during the three months ended September 30, 2022 to $2.0 million during the three months ended September 30, 2023. Interest expense during the three months ended September 30, 2023 and 2022 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease was primarily as a result of lower outstanding debt and settlement payments received under our interest rate cap agreements partially offset by higher interest rates.

INTEREST INCOME –

Interest income increased by $0.3 million from $0.3 million during the three months ended September 30, 2022 to $0.6 million during the three months ended September 30, 2023 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER (EXPENSE) INCOME –

Other expense decreased by $2.0 million from $2.1 million during the three months ended September 30, 2022 to $0.1 million during the three months ended September 30, 2023. The decrease was primarily due to a change in the realized and unrealized gains (losses) related to our bunker swap and forward fuel purchase agreements as a result of less outstanding contracts and the fluctuation in fuel prices.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

VOYAGE REVENUES-

For the nine months ended September 30, 2023, voyage revenues decreased by $141.7 million, or 34.6%, to $268.3 million as compared to $410.0 million for the nine months ended September 30, 2022. The decrease in voyage revenues was primarily due to lower rates earned by our minor and major bulk vessels. Refer to the discussion above included under the section “Three months ended September 30, 2023 compared to the three months ended September 30, 2022 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet decreased 45.5% to $13,855 a day during the nine months ended September 30, 2023 from $25,425 a day during the nine months ended September 30, 2022. The TCE for our major bulk vessels decreased by 27.7% from $23,457 a day during the nine months ended September 30, 2022 to $16,954 a day during the nine months ended September 30, 2023. This decrease was primarily a result of lower rates achieved by our Capesize vessels partially offset by an increase in available days due to additional scheduled drydockings during the first nine months of 2022 as compared to the same period during 2023. The TCE for our minor bulk vessels decreased by 55.2% from $26,522 a day during the nine months ended September 30, 2022 to $11,872 a day during the nine months ended September 30, 2023 primarily a result of lower rates achieved by our Ultramax and Supramax vessels.

Fleet utilization increased from 96.3% during the nine months ended September 30, 2022 to 97.3% during the nine months ended September 30, 2023 primarily due to less offhire periods for our Capesize vessels.

VOYAGE EXPENSES-

Voyage expenses were $100.5 million and $110.4 million during the nine months ended September 30, 2023 and 2022, respectively. This decrease was primarily due to lower bunker consumption for our minor bulk vessels and third-party chartered-in vessels, as well as decreased fuel prices during the nine months ended September 30, 2023 as compared to the same period during 2022.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $6.8 million from $78.6 million during the nine months ended September 30, 2022 to $71.7 million during the nine months ended September 30, 2023. The decrease was primarily due to an absence of COVID-19 related expenses, as well as a decrease in the purchase of stores and spare parts in addition to lower repair and maintenance costs. These decreases were partially offset by higher crew costs due to the timing of crew changes.

DVOE for our fleet decreased to $5,971 per vessel per day for the nine months ended September 30, 2023 from $6,545 per day for the nine months ended September 30, 2022. The decrease in daily vessel operating expense was primarily due to lower COVID-19 related expenses, a decrease in the purchase of stores and spare parts, as well as reduced repair and maintenance costs. These decreases were partially offset by higher crew costs due to the timing of crew changes. We experienced higher costs last year as we completed the transition of vessels to our new technical management joint venture through the first half of 2022. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $12.9 million from $19.6 million during the nine months ended September 30, 2022 to $6.7 million during the nine months ended September 30, 2023. The decrease was primarily due to a decrease in chartered-in days, as well as a decrease in hire rates during the nine months ended September 30, 2023 as compared to the same period during 2022.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $21.3 million and $18.3 million, respectively. The increase was primarily due to an increase in nonvested stock amortization expense as well as higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $3.1 million and $2.4 million during the nine months ended September 30, 2023 and 2022, respectively, with the variance due to an increase in general and administrative expenses incurred by GSSM during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $5.6 million from $44.2 million during the nine months ended September 30, 2022 to $49.8 million during the nine months ended September 30, 2023. This increase was primarily due to an increase in drydocking amortization expense for the major bulk vessels that completed their respective drydockings during the second quarter of 2022 through the first quarter of 2023.

IMPAIRMENT OF VESSEL ASSETS-

During the nine months ended September 30, 2023, we recorded $28.1 million of impairment of vessel assets. This represented impairment for three of our Capesize vessels. There was no vessel impairment recorded during the nine months ended September 30, 2022. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of these vessels.

OTHER INCOME (EXPENSE)-

INTEREST EXPENSE –

Interest expense decreased by $0.7 million from $6.9 million during the nine months ended September 30, 2022 to $6.2 million during the nine months ended September 30, 2023. The decrease was primarily as a result of lower outstanding debt and settlement payments received under our interest rate cap agreements partially offset by higher interest rates.

INTEREST INCOME –

Interest income increased by $1.5 million from $0.4 million during the nine months ended September 30, 2022 to $1.9 million during the nine months ended September 30, 2023 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER (EXPENSE) INCOME –

Other (expense) income fluctuated by $0.9 million from $0.6 million of other income during the nine months ended September 30, 2022 to $0.3 million of other expense during the nine months ended September 30, 2023. The fluctuation was primarily due to a change in the realized and unrealized gains (losses) related to our bunker swap and forward fuel purchase agreements primarily as a result of less outstanding contracts and the fluctuation in fuel prices.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $46.3 million as of September 30, 2023 in addition to the $198.8 million availability under the revolver of the $450 Million Credit Facility as of September 30, 2023, which compares to a minimum liquidity requirement under our credit facility of approximately $22 million as of the date of this report. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $0.4 million and $26.3 million during the remainder of 2023 and 2024, respectively, as well as any quarterly dividend payments, we anticipate continuing to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the war in Ukraine, the Israel-Hamas war, COVID-19, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all. Throughout 2022 and the nine months ended September 30, 2023, the Company made a total of $101.3 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. Of that amount, there were seven $8.8 million quarterly repayments that represented the previously announced quarterly debt reduction payment as part of our plan to reduce our debt. These amounts were deducted from operating cash flows in each of our quarterly 2022 and first, second and third quarter 2023 dividend payment calculation. The remainder of the debt we paid down included $40.0 million which was prepaid to optimize our working capital management, using our revolver to keep funds available while saving interest expense. As of September 30, 2023, there are no mandatory debt repayments until we must repay $144.8 million in 2026. Although we do not have any mandatory debt repayments until 2026, we intend to continue to pay down debt on a voluntary basis with a medium-term goal of zero net debt.

As of September 30, 2023, the $450 Million Credit Facility contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of COVID-19 or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the war in Ukraine, the Israel-Hamas war, and the trajectory of China’s economic reopening. We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions. We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

In the fourth quarter of 2023, we entered into a commitment letter to amend, extend and upsize our existing $450 Million Credit Facility. The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of our asset base as well as general corporate purposes (the “$500 Million Revolver”). Key terms of the $500 Million Revolver are as follows:

●	Maximum loan capacity will increase to $500 million from $344 million currently, an increase of $156 million or 46%.

●	The entire facility will consist of a revolving credit facility.

●	Borrowings will bear interest of 1.85% to 2.15% plus the Secured Overnight Financing Rate (SOFR), based on our ratio of total net indebtedness to EBITDA.

●	The interest rate of our borrowings may be further increased or decreased by a margin of up to 0.05% based on our performance regarding emissions targets.

●	The maturity date will be extended from August 2026 to November 2028.

●	Repayment profile of 20 years with total quarterly commitment reductions of approximately $15 million per quarter.

●	Key covenants will remain substantially the same as those in our existing credit facility.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend.

●	Collateral package will include our 44-vessel fleet as well as the Genco Ranger, upon its expected delivery in November 2023.

●	Commitment fees are 40% of the applicable interest rate margin for unutilized commitments.

Lenders of the $500 Million Revolver include reputable international shipping banks that are both existing and new lenders to Genco. The amended facility is subject to definitive documentation, potential changes in terms, the possibility that it may not be entered into, and fulfillment of customary conditions precedent. The amended facility is expected to close in the fourth quarter of 2023.

In the fourth quarter of 2023, we drew down $35 million under our existing revolver to partially fund the anticipated acquisition of the Genco Ranger, a 2016-built Capesize vessel. Assuming the closing of the $500 Million Revolver and the aforementioned revolver drawdown, we anticipate pro forma debt outstanding to be $179.8 million and undrawn revolver availability to be $320.3 million.

On May 30, 2023, we entered into an amendment to the $450 Million Credit Facility to transition from the use of the London Inter-Bank Offered Rate (“LIBOR”) to calculate interest to the Secured Overnight Financing Rate

(“SOFR”) effective June 30, 2023. Borrowings will bear interest at SOFR plus the applicable margin effective June 30, 2023.

On November 8, 2022, we entered into an agreement with the lenders under the $450 Million Credit Facility to extend the 360-day period for which we may set aside net proceeds from the sale of the Genco Provence as restricted cash to finance a qualifying replacement vessel until October 28, 2023. Further, on October 16, 2023, we entered into an agreement with the lenders to further extend this period until January 26, 2024. The restricted cash is expected to be released upon the delivery of the Genco Ranger during the fourth quarter of 2023.

As of September 30, 2023, we were in compliance with all financial covenants under the $450 Million Credit facility.

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

Operating cash flow

Less: Capital expenditures for drydocking

Less: Voluntary quarterly reserve

Cash flow distributable as dividends

The amount of dividends payable under the foregoing formula for each quarter of the year will be determined on a quarterly basis.

For purposes of the foregoing calculation, operating cash flow is defined as voyage revenue less voyage expenses, charter hire expenses, realized gains or losses on fuel hedges, vessel operating expenses, general and administrative expenses other than non-cash restricted stock expenses, technical management fees, and interest expense other than non-cash deferred financing costs. Anticipated uses for the voluntary quarterly reserve include, but are not limited to, vessel acquisitions, debt prepayments and repayments, and general corporate purposes. In order to set aside funds for these purposes, the voluntary reserve will be set on a quarterly basis in the discretion of our Board and is anticipated to be based on future quarterly debt repayments and interest expense.

On November 8, 2023, we announced a quarterly dividend of $0.15 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our comprehensive value strategy, we have paid down additional indebtedness under our credit facilities and utilized the $450 Million Credit Facility to refinance our two prior credit facilities.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the war in Ukraine, the Israel-Hamas war, or COVID-19 and economic conditions related to these events may result in our suspension, reduction, or termination of future quarterly dividends.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 was $52.2 million and $153.4 million, respectively. This decrease in cash provided by operating activities was primarily due to lower rates earned by our minor and major bulk vessels and changes in working capital. These decreases were partially offset by a decrease in drydocking costs incurred during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $3.3 million and $53.5 million, respectively. This decrease was primarily due to a $47.4 million decrease in the purchase of vessels primarily as a result of the purchase of two Ultramax vessels that delivered during the first quarter of 2022. There was also a $2.1 million increase in insurance proceeds for hull and machinery claims for our vessels.

Net cash used in financing activities during the nine months ended September 30, 2023 and 2022 was $60.8 million and $149.0 million, respectively.  The decrease is primarily due to the additional $40.0 million debt repayment made under the $450 Million Credit Facility during the first quarter of 2022. Additionally, there was a $48.2 million decrease in the payment of dividends during the nine months ended September 30, 2023 as compared to the same period during 2022.

Credit Facilities

On August 3, 2021, we entered into the $450 Million Credit Facility. Refer to Note 7 — Debt of our Condensed Consolidated Financial Statements for further details. In the fourth quarter of 2023, we entered into a commitment letter to amend, extend and upsize our existing $450 Million Credit Facility. The amended structure consists of a $500 million revolving credit facility.

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

At September 30, 2023, we had two interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At September 30, 2023, the total notional principal amount of the interest rate cap agreements is $150.0 million.

Refer to the table in Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements which summarizes the interest rate cap agreements in place as of September 30, 2023.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2023 and December 31, 2022.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2024 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

October 1 - December 31, 2023	$—	$—	$0.4	—
2024	$21.8	$0.5	$4.0	390

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

During the nine months ended September 30, 2023 and 2022, we incurred a total of $10.7 million and $22.3 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of five of our vessels during the nine months ended September 30, 2023, one of which began during the fourth quarter of 2022. We estimate that none of our vessels will be drydocked during the remainder of 2023 and 13 of our vessels will be drydocked during 2024.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value of $400/lightweight ton (lwt) based on the 15-year average scrap value of steel. An increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels. Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge. Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

During the three and nine months ended September 30, 2023, we recorded losses of $28.1 million related to the impairment of vessel assets. There were no impairment losses incurred during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, we recorded an impairment loss for three of our Capesize vessels (the Genco Claudius, the Genco Commodus and the Genco Maximus). Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment recorded during the three and nine months ended September 30, 2023.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $450 Million Credit Facility as of September 30, 2023. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $450 Million Credit Facility. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2023 and December 31, 2022. Vessels have been grouped according to their collateralized status as of September 30, 2023 and does not include any vessels held for sale or held for exchange. The carrying value at September 30, 2023 of our three aforementioned Capesize vessels reflect the impairment loss recorded during the three and nine months ended September 30, 2023.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present. As of September 30, 2023 and December 31, 2022, eight of our Capesize vessels and 17 of our vessels, including 16 Capesize vessels and one of our Ultramax vessels, respectively, had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2022 10-K, there were no impairment losses recorded for these vessels incurred during the three and nine months ended September 30, 2023 and 2022.

The amount by which the carrying value at September 30, 2023 of eight of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $6.8 million to $9.4 million per vessel, and $65.4 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2022 of 16 of our Capesize vessels and one of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $11.9 million per vessel, and $130.0 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $8.2 million at September 30, 2023 and $7.6 million as of December 31, 2022. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2023	2022
$450 Million Credit Facility
Genco Commodus	2009	2009	$22,625	$33,227
Genco Maximus	2009	2009	22,625	33,275
Genco Claudius	2010	2009	24,375	34,850
Baltic Bear	2010	2010	33,220	34,682
Baltic Wolf	2010	2010	33,574	35,004
Genco Lion	2012	2013	28,858	29,853
Genco Tiger	2011	2013	27,258	28,207
Baltic Scorpion	2015	2015	21,694	22,448
Baltic Mantis	2015	2015	21,933	22,689
Genco Hunter	2007	2007	7,676	7,769
Genco Warrior	2005	2007	6,320	6,501
Genco Aquitaine	2009	2010	8,032	8,254
Genco Ardennes	2009	2010	8,033	8,258
Genco Auvergne	2009	2010	8,056	8,270
Genco Bourgogne	2010	2010	8,662	8,943
Genco Brittany	2010	2010	8,685	8,931
Genco Languedoc	2010	2010	8,680	8,932
Genco Picardy	2005	2010	7,088	6,899
Genco Pyrenees	2010	2010	8,719	8,979
Genco Rhone	2011	2011	9,906	10,203
Genco Constantine	2008	2008	29,945	31,638
Genco Augustus	2007	2007	27,625	29,321
Genco London	2007	2007	27,782	29,181
Genco Titus	2007	2007	28,349	29,823
Genco Tiberius	2007	2007	27,700	29,455
Genco Hadrian	2008	2008	30,172	31,623
Genco Predator	2005	2007	7,011	6,816
Baltic Hornet	2014	2014	20,330	21,058
Baltic Wasp	2015	2015	20,572	21,300
Genco Endeavour	2015	2018	39,393	40,498
Genco Resolute	2015	2018	39,606	40,852
Genco Columbia	2016	2018	22,719	23,480
Genco Weatherly	2014	2018	18,288	18,939
Genco Liberty	2016	2018	42,610	43,942
Genco Defender	2016	2018	42,627	43,964
Genco Magic	2014	2020	13,463	13,872
Genco Vigilant	2015	2021	14,472	14,901
Genco Freedom	2015	2021	14,559	14,996
Genco Enterprise	2016	2021	19,200	19,806
TOTAL			$812,442	$871,639
Unencumbered
Genco Madeleine	2014	2021	21,473	22,253
Genco Constellation	2017	2021	24,140	24,897
Genco Mayflower	2017	2021	24,523	25,328
Genco Laddey	2022	2022	28,567	29,326
Genco Mary	2022	2022	28,604	29,367
			$127,307	$131,171
Consolidated Total			$939,749	$1,002,810

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held two interest rate cap agreements as of September 30, 2023 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the caps at September 30, 2023 is $150.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements, which summarizes the interest rate caps in place as of September 30, 2023. The interest rate caps expire during December 2023 and March 2024.

The interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the caps at September 30, 2023 is $2.4 million which has been classified as a current asset on the condensed consolidated balance sheet.  As of September 30, 2023, the Company has accumulated other comprehensive income (“AOCI”) of $2.3 million related to the interest rate cap agreements.  At September 30, 2023, $2.3 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in LIBOR and SOFR rates because we have significant amounts of floating rate debt outstanding. During the three and nine months ended September 30, 2023 and 2022, we were subject to interest rates of one-month or three-month LIBOR plus 2.15% on the outstanding debt under our $450 Million Credit Facility until June 30, 2023. Effective June 30, 2023, we transitioned from the use of LIBOR to SOFR rates. Additionally, on August 3, 2023, the applicable margin under our $450 Million Credit Facility was reduced from 2.15% to 2.10% pursuant to the sustainability link term of the facility.

A 1% increase in LIBOR or SOFR would result in an increase of $1.2 million in interest expense for the nine months ended September 30, 2023.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. As of September 30, 2023, we held two interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. The total notional amount of the caps at September 30, 2023 is $150.0 million and the caps have specified rates and durations. Refer to Note 8 — Derivative Instruments of our condensed consolidated financial statements which summarizes the interest rate caps in place as of September 30, 2023.

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

We have entered into bunker swap and forward fuel purchase agreements with the objective of reducing the risk of the effect of changing fuel prices. Our bunker swap and forward fuel purchase agreements do not qualify for hedge accounting treatment; therefore, any unrealized or realized gains or losses are recognized as other (expense) income. Refer to the “Bunker swap and forward fuel purchase agreements” section of Note 2 — Summary of Significant Accounting Policies for further information.

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

Since the Black Sea Grain Initiative was established on July 27, 2022 to allow for the export of grain from Ukrainian ports while the war in Ukraine continues, a total of approximately 33 million metric tons of grain were exported from three Ukrainian ports under this agreement, of which nearly 80% has been corn and wheat cargoes. However, Russia exited the agreement in July 2023. Since Russia’s exit from the deal, several attacks have occurred at various ports and facilities, damaging machinery and grain stockpiles. Furthermore, Ukraine has established its own corridor to export the country’s agricultural products outside of the Black Sea Grain Initiative. Overall, volumes along these routes have been low and reports have suggested vessel activity has decreased recently due to Russian threats. Ukraine has been using the corridor in an attempt to revive its seaborne exports without Russia’s approval. Future prospects for Ukrainian grain shipments and the impact on drybulk markets for the shipment of grain and other cargoes remain unpredictable. Failure to reinstate the agreement or the continuation or worsening of the war in Ukraine could have an adverse impact on our business, financial condition, results of operations, and ability to pay dividends.

In addition, on October 7, 2023, the Palestinian Sunni Islamist group Hamas led surprise attacks against Israel from the Gaza Strip by land, sea, and air, reportedly killing more than 1,400 Israelis and other nationals and taking a number of hostages. In response, Israel’s cabinet formally declared war on Hamas, and Israel has commenced military operations against Hamas in Gaza. The impacts of the Israel-Hamas war on the global economy, including commodity pricing and demand, among other factors, are currently unknown. The continuation or worsening of the Israel-Hamas war could have an adverse impact on our business, financial condition, results of operations, and ability to pay dividends.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On September 15, 2023, Jesper Christensen, our Chief Commercial Officer adopted a Rule 10b5-1 sales plan (a “10b5-1 Plan”). Subsequently, on September 16, 2023, John C. Wobensmith, our Chief Executive Officer and President, and Peter Allen, our Chief Financial Officer also adopted 10b5-1 Plans. The 10b5-1 Plans are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Plans provide for the sale of a portion of the number of shares of our common stock that may be issuable in settlement of RSUs and PRSUs previously awarded to these executive officers in order to satisfy such executive officers’ related tax obligations. The maximum number of shares of our common stock that may be sold under the 10b5-1 Plans are 154,295 for Mr. Wobensmith, 36,120 for Mr. Allen, and 63,320 for Mr. Christensen. Each 10b5-1 Plan terminates on the earliest of August 23, 2028, completion of the sale of the foregoing shares of common stock according to the terms of the plan, and the relevant officer’s termination of the plan.

Disclosure in Lieu of Form 8-K

The following information is being provided in this Item 5 in lieu of being provided on a Current Report on Form 8-K under Item 5.02:

On November 7, 2023, our Board of Directors adopted, based on the recommendation of the Compensation Committee of the Board, the Genco Shipping & Trading Limited Policy for the Recovery of Erroneously Awarded Compensation (the “Policy”) in order to comply with Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act, and the listing standards of the New York Stock Exchange adopted pursuant thereto.  The Board has designated the Compensation Committee of the Board as the administrator of the Policy.

The Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers of the Company as defined in Rule 10D-1 in the event that the Company is required to prepare an accounting restatement. The recovery of such compensation applies regardless of whether any such executive officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Policy, the Company may recoup from such executive officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

The foregoing description of the Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Policy, a copy of which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 6 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

10.1	Genco Shipping & Trading Limited Policy for the Recovery of Erroneously Awarded Compensation.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: November 8, 2023	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 8, 2023	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)