Form 10-K
period 2023-12-31
GENCO SHIPPING & TRADING LTD
filed 2024-02-27
CIK 1326200

Fce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $14.03 per share as of June 30, 2023 was approximately $588.3 million. The registrant has no non-voting common equity issued and outstanding. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 27, 2024 was 42,730,455 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023, are incorporated by reference in Part III herein.

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

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy, including without limitation the ongoing war in Ukraine, the Israel-Hamas war, and attacks on vessels in the Red Sea; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to  realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2024 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) outbreaks of disease such as the COVID-19 pandemic; (xxiii) those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a New York City-based company incorporated in the Marshall Islands in 2004.  We transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels.  Our fleet currently consists of 45 drybulk carriers, including 18 Capesize drybulk carriers, 15 Ultramax drybulk carriers, and twelve Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,828,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 11.7 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers. Of the vessels currently in our fleet, 20 are on spot market voyage charters, 20 are on fixed-rate time charter contracts, five are on spot market-related time charters, and we are currently time chartering-in four third party vessels.

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

On November 29, 2023, we entered into an amendment to extend and upsize our prior $450 Million Credit Facility. The amended structure consists of a $500 million revolving credit facility (the “$500 Million Revolver”) which can be utilized to support growth of our asset base, as well as for general corporate purposes. The maturity date was extended from August 2026 to November 2028.

Our approach to capital allocation, through the implementation of our value strategy in April 2021, focuses on three key factors:

●	Compelling dividends
●	Financial deleveraging, and
●	Accretive growth of our fleet

Since 2021, we have executed this strategy by reducing our debt by $249.2 million as of December 31, 2023 while expanding our core Ultramax and Capesize fleet. This has resulted in a debt balance of $200.0 million as of December 31, 2023, a 55% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. In addition to the $46.9 million of cash on our balance sheet as of December 31, 2023, we have undrawn revolver availability of $294.8 million, bringing our total liquidity to $341.7 million providing us with significant financial flexibility. Furthermore, since the fourth quarter of 2021 through the fourth quarter of 2023, we have declared cumulative dividends under our value strategy of $4.10 per share.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. In September 2021, we entered into a joint venture named GS Shipmanagement Pte. Ltd (“GSSM”) with Synergy Marine Pte. Ltd. (“Synergy”), one of our previous technical managers. GSSM currently provides the technical management to all 45 vessels in our current fleet. This joint venture has increased our visibility and control over our vessel operations, augmented fleet-wide fuel efficiency to lower our carbon footprint through an advanced data platform and will potentially provide vessel operating expense savings over time. Members of our New York City-based management team oversee the activities of GSSM.

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

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations in a safe and efficient manner. To accomplish this objective, we intend to:

●	Continue to operate a high-quality fleet — We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through GSSM’s rigorous and comprehensive maintenance program. In addition, GSSM maintains the quality of our vessels by carrying out regular inspections, both while in port and at sea.

●	Utilize an active commercial strategy — Our current fleet of 45 drybulk vessels concentrates on the transportation of major and minor bulk commodities globally. We utilize an active commercial operating platform that has provided improved margins and an expanded network of customers over our prior tonnage provider model. We have a global presence with our corporate headquarters in New York and offices in Singapore and Copenhagen. We fix a significant number of vessels on spot market voyage charters, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton rate or on a lump sum basis, as well as on contracts of affreightment directly with cargo providers. We believe that our active platform provides added flexibility to changing market conditions and improves operational efficiencies within our owned fleet. Furthermore, we also assess arbitrage opportunities on cargoes through utilizing vessel positions by time chartering-in third party vessels and/or reletting cargo commitments on a voyage basis. In addition to these options, we continue to fix our vessels on both short and long-term time charters, as well as spot market-related time charters, depending on market conditions and outlook. Overall, our fleet deployment strategy is currently weighted towards short-term fixtures, which provide optionality for the Company. We continuously monitor the drybulk market and may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging more longer term charters and entering into vessel pools.

●	Strategically expand the size of our fleet — We may acquire additional modern, high-quality, fuel-efficient drybulk vessels through timely and selective acquisitions in a manner that is accretive to our cash flows and dividend while maintaining low to moderate financial leverage. If we make such acquisitions, we may consider additional debt or equity financing alternatives.

●	Maintain low-cost, highly efficient operations — In September 2021, we formed the GSSM joint venture, which is owned 50% by Genco and 50% by Synergy, to provide ship management services for our existing fleet. By April 2022, we completed the transition of our fleet’s technical management to GSSM. Currently, all 45 vessels in our fleet are managed by GSSM. Our management team actively monitors and controls vessel operating expenses incurred by GSSM by overseeing their activities. We also seek to maintain low-cost, highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating a larger fleet as well as sister ships. Sister ships are ships of the same class that are of virtually identical design and are of similar size.

●	Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and cargo providers, many of whom consider the reputation of a vessel owner and operator when entering into time charters. We believe that our management team’s track record improves our relationships with high quality shipyards and vendors, as well as financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been delivered to us that are currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Augustus	Capesize	180,151	2007
Genco Claudius	Capesize	169,001	2010
Genco Constantine	Capesize	180,183	2008
Genco Hadrian	Capesize	169,025	2008
Genco London	Capesize	177,833	2007
Genco Maximus	Capesize	169,025	2009
Genco Tiberius	Capesize	175,874	2007
Genco Tiger	Capesize	179,185	2011
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Genco Lion	Capesize	179,185	2012
Baltic Wolf	Capesize	177,752	2010
Genco Endeavour	Capesize	181,057	2015
Genco Resolute	Capesize	181,060	2015
Genco Defender	Capesize	180,021	2016
Genco Liberty	Capesize	180,032	2016
Genco Reliance	Capesize	181,146	2016
Genco Ranger	Capesize	180,882	2016
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	63,462	2015
Baltic Mantis	Ultramax	63,467	2015
Genco Weatherly	Ultramax	61,556	2014
Genco Columbia	Ultramax	60,294	2016
Genco Magic	Ultramax	63,443	2014
Genco Vigilant	Ultramax	63,498	2015
Genco Freedom	Ultramax	63,667	2015
Genco Enterprise	Ultramax	63,472	2016
Genco Madeleine	Ultramax	63,163	2014
Genco Mayflower	Ultramax	63,304	2017
Genco Constellation	Ultramax	63,310	2017
Genco Laddey	Ultramax	61,303	2022
Genco Mary	Ultramax	61,304	2022
Genco Aquitaine	Supramax	57,981	2009
Genco Ardennes	Supramax	58,014	2009
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Brittany	Supramax	58,014	2010
Genco Hunter	Supramax	58,729	2007
Genco Languedoc	Supramax	58,018	2010
Genco Picardy	Supramax	55,255	2005
Genco Predator	Supramax	55,407	2005
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Warrior	Supramax	55,435	2005

The following groups of sister ships are included in our current fleet except as noted below:

Group	Vessels
1	Genco Constantine and Genco Augustus
2	Genco Lion and Genco Tiger
3	Genco London, Baltic Wolf, Genco Titus and Baltic Bear
4	Genco Hadrian, Genco Claudius and Genco Maximus
5	Genco Resolute, Genco Endeavour, Genco Ranger and Genco Reliance
6	Genco Liberty and Genco Defender
7	Genco Enterprise, Baltic Hornet, Baltic Mantis, Baltic Scorpion and Baltic Wasp
8	Genco Auvergne, Genco Rhone, Genco Ardennes, Genco Aquitaine, Genco Brittany, Genco Languedoc, Genco Pyrenees and Genco Bourgogne
9	Genco Warrior, Genco Predator and Genco Picardy
10	Genco Magic, Genco Vigilant and Genco Freedom
11	Genco Mayflower and Genco Constellation
12	Genco Weatherly, Genco Laddey and Genco Mary

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

OUR CHARTERS

As of February 27, 2024, we fixed 20 of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis. Under spot market voyage charters, voyage expenses such as fuel and port charges, are borne by us. Additionally, as of February 27, 2024, we have fixed 20 of our vessels under fixed-rate time charters and five of our vessels under spot market-related time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues. Additionally, as of February 27, 2024, we were chartering in four third party vessels that have been employed on spot market voyage charters, all of which are short duration.

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

The following table sets forth information about the current employment of the vessels in our fleet as of February 27, 2024:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	March 2024	Voyage
Genco Tiberius	2007	February 2024	Voyage
Genco London	2007	April 2024	Voyage
Genco Titus	2007	March 2024	Voyage
Genco Constantine	2008	March 2024	$16,350
Genco Hadrian	2008	March 2024	$13,750
Genco Maximus	2009	March 2024	$21,000
Genco Claudius	2010	February 2024	Voyage
Genco Tiger	2011	March 2024	Voyage
Genco Lion	2012	April 2024	Voyage
Baltic Bear	2010	April 2024	Voyage
Baltic Wolf	2010	April 2024	Voyage
Genco Resolute	2015	April 2024	127% of BCI (3)
Genco Endeavour	2015	April 2024	127% of BCI (3)
Genco Defender	2016	April 2024	125% of BCI (3)
Genco Liberty	2016	March 2024	Voyage
Genco Ranger	2016	February 2025	128% of BCI (3)
Genco Reliance	2016	January 2025	128% of BCI (3)

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Ultramax Vessels
Baltic Hornet	2014	March 2024	Voyage
Baltic Wasp	2015	April 2024	$16,500
Baltic Scorpion	2015	March 2024	$17,500
Baltic Mantis	2015	April 2024	Voyage
Genco Weatherly	2014	March 2024	$17,750
Genco Columbia	2016	March 2024	Voyage
Genco Magic	2014	March 2024	Voyage
Genco Vigilant	2015	April 2024	$19,000
Genco Freedom	2015	April 2024	Voyage
Genco Enterprise	2016	March 2024	Voyage
Genco Constellation	2017	March 2024	$16,000
Genco Madeleine	2014	March 2024	$16,000
Genco Mayflower	2017	March 2024	$20,000
Genco Mary	2022	March 2024	Voyage
Genco Laddey	2022	March 2024	$30,500

Supramax Vessels
Genco Predator	2005	March 2024	Voyage
Genco Warrior	2005	April 2024	$15,000
Genco Hunter	2007	March 2024	Voyage
Genco Aquitaine	2009	March 2024	$6,500
Genco Ardennes	2009	March 2024	$23,500
Genco Auvergne	2009	March 2024	$38,000
Genco Bourgogne	2010	March 2024	$15,000
Genco Brittany	2010	March 2024	$18,750
Genco Languedoc	2010	March 2024	$18,250
Genco Picardy	2005	April 2024	$12,500
Genco Pyrenees	2010	March 2024	Voyage
Genco Rhone	2011	March 2024	$17,000
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 21 to 23 officers and seafarers.  We do not provide any seaborne personnel to crew our vessels. Instead, GSSM is responsible for locating and retaining qualified officers for our vessels.  The crewing agencies are responsible for each seafarer’s training, travel and payroll and ensuring that all the seafarers on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  Our vessels are typically manned with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

We currently employ 35 shore-based personnel, which includes personnel in our Singapore and Copenhagen offices. In addition, approximately 990 seagoing personnel are employed on our vessels. Lastly, GSSM currently employs approximately 80 personnel.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as Rio Tinto Shipping (Asia) Pte. Ltd., Oldendorff Carriers, including its subsidiaries, Cargill International S.A., BHP, Bunge SA, ADMIntermare, a division of ADM International Sarl, and Vale International S.A. For the year ended December 31, 2023, two customers individually accounted for more than 10% of our voyage revenue. Rio Tinto Shipping (Asia) Pte. Ltd. and Oldendorff Carriers, including its subsidiaries, represented 16.1% and 10.9% of voyage revenues, respectively.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the major and minor bulk sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 2,600 independent drybulk carrier owners.

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

While we maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover for our fleet and loss of hire insurance for our major bulk vessels in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life.  Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates. Additionally, an increase in cost, or unavailability, of insurance for our vessels could have a material adverse impact on our business, financial condition and results of operations.

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance, which cover the risk of actual or constructive total loss for all of our vessels.  Our vessels are each covered up to at least fair market value with deductibles, which depend primarily on the class of the insured vessel and are subject to change.  We are covered, subject to limitations in our policy, to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden off the coast of Somalia and the Gulf of Guinea. Currently, we have no ships in the southern Red Sea or Gulf of Aden region. Furthermore, given the recent attacks on commercial vessels, we do not currently intend to transit these regions; however, we will continue to monitor events in these regions.

Protection and Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third party liabilities in connection with our shipping activities.  This includes third party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal.  Protection and indemnity insurance is a form of mutual indemnity insurance, extended by P&I Associations, or “Clubs.” Subject to the “capping” discussed below, our coverage, except for pollution, is unlimited.

We maintain protection and indemnity insurance coverage for pollution of $1 billion per vessel per incident.  The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each Association’s liabilities.  The International Group’s website states that the pool provides a mechanism for sharing all claims in excess of $10 million up to, currently, approximately $8.9 billion. We are a member of two P&I Associations, both members of the International Group. As a result, we are subject to calls payable to the Associations based on the Group’s claim records as well as the claim records of all other members of the individual P&I Associations and members of the pool of Associations comprising the International Group.

Loss of Hire Insurance

We maintain loss of hire insurance for our major bulk vessels, which covers business interruptions and related losses that result from the loss of use of a vessel.  Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 60 days.

Cyber Liability Insurance

We maintain cyber liability insurance against financial losses resulting from data breaches and cyberattacks. Our cyber liability insurance policy encompasses various expenses associated with cybersecurity incidents, including first-party coverages such as legal fees, restoration of affected personal identities, recovery of compromised data, the cost of repairing damage to compromised computer systems, financial expenses related to notifying customers of potential data breaches, post-breach reputational harm repair, and public relations efforts. Additionally, third-party coverages include errors and omissions, such as failure to safeguard data or defamation, along with investigative expenses.

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

Over the last several years, we have taken various steps to reduce our carbon footprint and improve the environment, including through investments made to our fleet. Specifically, we have:

●	Purchased modern, fuel-efficient vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions;
●	Divested certain older, less fuel-efficient vessels;
●	Outfitted 37 of our vessels with Energy Saving Devices (ESDs) to reduce the fuel consumptions of these vessels, which may include Mewis Ducts, Fins, Propellers, Propeller Boss Cap Fins and LED lamps;

●	Installed performance-monitoring systems on board the majority of our vessels to gather real-time fuel consumption data to optimize the voyage efficiency of these vessels and are in the process of installing such systems on our remaining vessels;
●	Utilized a third-party data collection platform that analyzes information from our vessels in an effort to reduce fuel consumption, CO2 and greenhouse gas emissions;
●	Established and executed a compliance program regarding IMO 2020 fuel regulations (as described below);
●	Installed ballast water treatment systems on the entire fleet;
●	Partnered with a third-party firm to conduct internal audits of our vessels with a goal of identifying areas of potential improvement on the daily maintenance and operation of our vessels in order to improve the quality of the services our vessels provide and to mitigate operational risks;
●	Installed Engine Power Limitation (EPL) systems on certain major bulk vessels to increase the level of energy efficiency by optimizing maintenance of the ship’s engine power level; and
●	Implemented an IMO 2023 compliance plan for select vessels within our fleet in which we have installed ESDs and applied high performance paint systems, among other initiatives

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

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution (the “Barcelona Convention”) agreed to support the designation of a new ECA in the Mediterranean. On December 15, 2022, MEPC 79 adopted the designation of a new ECA in the Mediterranean, with an effective date of May 1, 2025. In July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic waters and the North-East Atlantic Ocean. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

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

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. MEPC 75 also approved draft amendments to MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil (“HFO”) by ships in Arctic waters on and after July 1, 2024. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session in June 2021 and entered into force in November 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic. MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. MEPC 79 revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. The amendments will enter into force on May 1, 2024. In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines, which must be completed at the latest by January 1, 2026. There will be no immediate changes to the CII framework, including correction factors and voyage adjustments, before the review is completed.

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

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements. Amendments that took effect on January 1, 2020, also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provisions regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. Additional amendments, which came into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) new provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions.

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

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. By IMO resolution, administrations are encouraged to ensure that cyber-risk management systems are incorporated by ship-owners and managers by their first annual Document of Compliance audit after January 1, 2021. In February 2021, the U.S. Coast Guard published guidance on addressing cyber risks in a vessel’s safety management system. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of future regulations is hard to predict at this time.

In June 2022, SOLAS also set out new amendments that took effect on January 1, 2024, which include new requirements for: (1) the design for safe mooring operations, (2) the Global Maritime Distress and Safety System (“GMDSS”), (3) watertight integrity, (4) watertight doors on cargo ships, (5) fault-isolation of fire detection systems, (6) life-saving appliances, and (7) safety of ships using LNG as fuel. These new requirements may impact the cost of our operations.

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

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (IOPP) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort. In July 2023, MEPC 80 approved a plan for a comprehensive review of the BWM Convention over the next three years and the corresponding development of a package of amendments to the Convention. MEPC 80 also adopted further amendments relating to Appendix II of the BWM Convention concerning the form of the Ballast Water Record Book, which are expected to enter into force in February 2025. A protocol for ballast water compliance monitoring devices and unified interpretation of the form of the BWM Convention certificate were also adopted.

Once mid-ocean exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. The system specification requirements for trading in the U.S. have been formalized and we have been installing ballast water treatment systems on our vessels as their special survey deadlines come due. These ballast water treatment systems range in cost from $0.5 million to $1.09 million each, primarily dependent on the size of the vessel. Refer to “Capital Expenditures” section for further information.

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

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which would apply to ships from January 1, 2023, or, for ships already bearing such an anti-fouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. In addition, the IAFS Certificate has been updated to address compliance options for anti-fouling systems to address cybutryne. Ships which are affected by this ban on cybutryne must receive an updated IAFS Certificate no later than two years after the entry into force of these amendments. Ships which are not affected (i.e. with anti-fouling systems which do not contain cybutryne) must receive an updated IAFS Certificate at the next Anti-fouling application to the vessel. These amendments were formally adopted at MEPC 76 in June 2021, and entered into force on January 1, 2023.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. On December 23, 2022, the USCG issued a final rule to adjust the limitation of liability under the OPA. Effective March 23, 2023, the new adjusted limits of OPA liability for non-tank vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,300 per gross ton or $1,076,000 (subject to periodic adjustment for inflation) (previous limit was $1,200 per gross ton or $997,100).

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives and statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. In January 2021, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. However, attorney generals from 13 states filed suit in March 2021 to lift the executive order, and in June 2021, a federal judge in Louisiana granted a preliminary injunction against the Biden administration, stating that the power to pause offshore oil and gas leases “lies solely with Congress.” In August 2022, a federal judge in Louisiana sided with Texas Attorney General Ken Paxton, along with the other 12 plaintiff states, by issuing a permanent injunction against the Biden Administration’s moratorium on oil and gas leasing on federal public lands and offshore waters. After being blocked by the courts, in September 2023, the Biden Administration announced a scaled-back offshore oil drilling plan, including just three oil lease sales in the Gulf of Mexico. With these rapid changes, compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of WOTUS. In 2019 and 2020, the agencies repealed the prior WOTUS Rule and promulgated the Navigable Waters Protection Rule (“NWPR”) which significantly reduced the scope and oversight of EPA and the Department of the Army in traditionally non-navigable waterways. On August 30, 2021, a federal district court in Arizona vacated the NWPR and directed the agencies to replace the rule with the pre-2015 definition. In January 2023, the revised WOTUS rule was codified in place of the vacated NWPR. On May 25, 2023, the United States Supreme Court ruled in the case Sackett v. EPA that only wetlands and permanent bodies of water with a “continuous surface connection” to "traditional interstate navigable waters” are covered by the CWA, further narrowing the application of the WOTUS rule. On August 2023, the EPA and the Department of Army issued the final WOTUS rule, effective on September 8, 2023, that largely reinstated the pre-2015 definition and applied the Sackett ruling.

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

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulations also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in the Baltic, the North Sea and the English Channel (the so-called “SOx-Emission Control Area”). As of January 2020, EU member states must also ensure that ships in all EU waters, except the SOx-Emission Control Area, use fuels with a 0.5% maximum sulfur content.

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market, the EU Emissions Trading System (“EU ETS”) as part of its “Fit-for-55” legislation to reduce net greenhouse gas emissions by at least 55% by 2030 as compared to 1990 levels. On July 14, 2021, the European Parliament formally proposed its plan, which would involve gradually including the maritime sector from 2023 and phasing the sector in over a three-year period. This will require shipowners to buy permits to cover these emissions. The Environment Council adopted a general approach on the proposal in June 2022. On December 18, 2022, the Environmental Council and European Parliament agreed to include maritime shipping emissions within the scope of the EU ETS on a gradual introduction of obligations for shipping companies to surrender allowances equivalent to a portion of their carbon emissions: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. Most large vessels will be included in the scope of the EU ETS from the start. Big offshore vessels of 5,000 gross tonnage and above will be included in the 'MRV' on the monitoring, reporting and verification of CO2 emissions from maritime transport regulation from 2025 and in the EU ETS from 2027. General cargo vessels and off-shore vessels between 400-5,000 gross tonnage will be included in the MRV regulation from 2025 and their inclusion in EU ETS will be reviewed in 2026. Furthermore, starting from January 1, 2026, the ETS regulations will expand to include emissions of two additional greenhouse gases: nitrous oxide and methane. Compliance with the Maritime EU ETS will result in additional compliance and administration costs to properly incorporate the provisions of the Directive into our business routines. Additional EU regulations which are part of the EU’s "Fit-for-55," could also affect our financial position in terms of compliance and administration costs when they take effect.

Additionally, on July 25, 2023, the European Council of the European Union adopted the Maritime Fuel Regulation under the FuelEU Initiative of its “Fit-for-55” package which sets limitations on the acceptable yearly greenhouse gas intensity of the energy used by covered vessels. Among other things, the Maritime Fuel Regulation requires that greenhouse gas emissions from covered vessels are reduced by 2% starting January 1, 2025, with additional reductions contemplated every five years (up to 80% from January 1, 2050).

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

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the ambition during the revision process. In July 2023, MEPC 80 adopted a revised strategy, which includes an enhanced common ambition to reach net-zero greenhouse gas emissions from international shipping around or close to 2050, a commitment to ensure an uptake of alternative zero and near-zero greenhouse gas fuels by 2030, as well as i). reducing the total annual greenhouse gas emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008; and ii). reducing the total annual greenhouse gas emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008. At MEPC 80, the IMO also announced its intention to develop and approve mid-term greenhouse gas reduction measures by Spring 2025, with entry into force of those measures in 2027. These measures include (1) a goal-based marine fuel standard regulating the phased reduction of the marine fuel's GHG intensity, and (2) a global carbon pricing mechanism.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation package. As part of this initiative, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market, EU ETS, are also forthcoming.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August

2019, the Administration announced plans to weaken regulations for methane emissions. Further, on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. However, U.S. President Biden recently directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. On November 2, 2021, the EPA issued a proposed rule under the CAA designed to reduce methane emissions from oil and gas sources. The proposed rule would reduce 41 million tons of methane emissions between 2023 and 2035 and cut methane emissions in the oil and gas sector by approximately 74 percent compared to emissions from this sector in 2005. EPA issued a supplemental proposed rule in November 2022 to include additional methane reduction measures. On December 2, 2023, the Biden Administration announced the final rule that includes updated and strengthened standards for methane and other air pollutants from new, modified, and reconstructed sources, as well as Emissions Guidelines to assist states in developing plans to limit methane emissions from existing sources. These new regulations could potentially affect our operations.

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

SEASONALITY

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, there have been seasonal variations in freight and charter rates.  We may seek to mitigate the risk of these seasonal variations by entering into long-term time charters for certain of our vessels, where possible.  However, this seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market.  The drybulk sector is typically stronger during the second half of the fiscal year due to increased cargo volumes from major export origins.  As a result, our revenues could be weaker during the fiscal quarters ended March 31 and June 30, and conversely, our revenues could be stronger during the quarters ended September 30 and December 31.

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

As a result of low freight and charter rates that in some instances may not allow us to operate our vessels profitably, our earnings and cash flows could decline. Continuation of these types of conditions for a prolonged period may leave us with insufficient cash resources for our operations or would potentially accelerate the repayment of our outstanding indebtedness.

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

A significant number of our vessels’ port calls involve loading or discharging raw materials and semi-finished products in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, particularly in China, India, or Japan, could adversely affect our business. In recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, and our business substantially depends on economic activity in China. To the extent the Chinese government does not pursue economic growth and urbanization generally, including infrastructure stimulus spending, the level of imports to and exports from China could be adversely affected, as well as by changes in political, economic and social conditions or other Chinese government policies.  The Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  The Chinese government has also taken actions seen as protecting domestic industries such as coal or steel, which may reduce the demand for China-bound drybulk cargoes and negatively impact the drybulk industry. Given the current state of the Chinese property sector, the Chinese government has continued to attempt to stimulate the economy to achieve economic growth targets. China’s property market remains a key sector driving commodity demand for various cargoes that we ship. Moreover, a significant or protracted slowdown in the economies of the U.S., the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.

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

A prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has been volatile over the past five years. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for key drybulk routes increased during 2021 after a decline in 2020 principally caused by the COVID-19 pandemic, while another firm year was seen in 2022. In 2023, the BDI declined from 2021 and 2022 highs, but was firm from a historical perspective. There can be no assurance that the drybulk charter market will not experience future downturns.

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

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require us to evaluate our vessels for an impairment of their carrying amounts. The recoverable amounts of vessels are reviewed based on events and changes in circumstances that would indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates and earnings from the vessels. All of these items have been historically volatile.

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

Inflation could continue to adversely affect our business and financial results by increasing the costs of labor and materials needed to operate our business. During the year ended December 31, 2023, we experienced increased costs for crew, spares, and stores, which we currently expect to continue into 2024. In an inflationary environment such as the current economic environment, depending on the drybulk industry and other economic conditions, we may be unable to raise our charter rates enough to offset the increasing costs of our operations, which would decrease our profit margins. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

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

At the end of 2023, Houthi rebels began to attack commercial vessels transiting the southern Red Sea and Gulf of Aden region. At the start of 2024, the attacks have increased in frequency despite intervention from several outside countries, including the United States through Operation Prosperity Guardian. These attacks have led to augmented risks regarding transit in the region. As a result, many shipping companies across the drybulk, tanker and container sectors have elected to re-route their vessels around the Cape of Good Hope, increasing sailing distances. On January 17, 2024, the Genco Picardy, a 2005-built 55,255 dwt Supramax vessel, was impacted by an unidentified projectile while transiting through the Gulf of Aden laden with a cargo of phosphate rock. No seafarers aboard the vessel were injured, and the damage to the vessel was limited.

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

Acts of war, terrorism, or other forms of violence may result in lower trading volumes, decreased demand for drybulk cargo, or damage to or destruction of our vessels.  Such acts may result in temporary increases in shipping rates as vessels are rerouted, which may result in declines in shipping rates after such acts cease.  Any of the foregoing could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

On February 24, 2022, Russia invaded Ukraine leading to what is now a multi-year war and a continued humanitarian crisis. The impact on the drybulk market has been a redirection of cargo flows, volatile commodity prices, a greater emphasis on energy and food security and sanctions on various Russian exports. The U.S., Europe and other countries have imposed unprecedented economic sanctions in response to Russian actions which could be increased with uncertain effects on the drybulk market and the world economy. In addition, the U.S. and certain other North Atlantic Treaty Organization (NATO) countries have been supplying Ukraine with military aid. The longer term impact of Russia’s war in Ukraine remains unknown, which may take some time to materialize. Russia and Ukraine export significant volumes of coal and grain cargoes. A reduction of these exports as well as the global effect of these reduced supplies may result in lower trade volumes, higher commodity prices, increased inflation, and potential demand destruction. U.S. officials have also warned of the increased possibility of Russian cyberattacks, which could disrupt the operations of businesses involved in the drybulk industry, including ours. As a reaction to the war, China has increased domestic coal production as well as their imports of the commodity as a way to bolster energy security. The scope or intensity of the ongoing military conflict as well as sanctions and other actions undertaken in response to it could increase, potentially having negative effects on the global economy and markets.

Since the Black Sea Grain Initiative was established on July 27, 2022 to allow for the export of grain from Ukrainian ports while the war in Ukraine continues, a total of approximately 33 million metric tons of grain were exported from three Ukrainian ports under this agreement, of which nearly 80% has been corn and wheat cargoes. However, Russia exited the agreement in July 2023. Since then, Ukraine has established its own corridor to export the country’s agricultural products outside of the Black Sea Grain Initiative. Overall, volumes along these routes have been lower relative to pre-war levels. Ukraine has been using the corridor in an attempt to revive its seaborne exports without Russia’s approval. Future prospects for Ukrainian grain shipments and the impact on drybulk markets for the shipment of grain and other cargoes remain unpredictable. Failure to reinstate the agreement or the continuation or worsening of the war in Ukraine could have an adverse impact on our business, financial condition, results of operations, and ability to pay dividends.

In addition, on October 7, 2023, the Palestinian Sunni Islamist group Hamas led surprise attacks against Israel from the Gaza Strip by land, sea, and air, reportedly killing more than 1,400 Israelis and other nationals and taking a number of hostages. In response, Israel’s cabinet formally declared war on Hamas, and Israel has commenced military operations against Hamas in Gaza. The impacts of the Israel-Hamas war on the global economy, including commodity pricing and demand, among other factors, are currently unknown. The continuation or worsening of the Israel-Hamas war could have an adverse impact on our business, financial condition, results of operations, and ability to pay dividends. The Houthi attacks on commercial vessels in the southern Red Sea and Gulf of Aden have led to many shipping companies to make a decision to avoid transiting the region. This will extend the duration of many trade routes, effectively reducing vessel capacity. While the containership industry is most impacted by the re-routing, due to the amount of cargo volume transiting the area, drybulk is likely to experience an impact to the supply and demand balance as well. Key cargoes loaded by our vessels that could have longer trade routes include iron ore, coal, grain and various minor bulk commodities. The extent of the impact as well as the trajectory of the current situation is fluid and we continue to monitor current events.

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

As part of our approach to comply with IMO regulations that limit sulfur emissions, we retrofitted our Capesize vessels with scrubbers. The performance of our investment in scrubbers depends in part upon the fuel spread between compliant low sulfur fuel and high sulfur fuel. Any decrease in the spread between these two fuel types could reduce the return for this investment. In addition, certain countries have imposed regulations regarding the operations of scrubbers. These restrictions could become more restrictive or widespread, and we may be further limited in or prevented from operating scrubbers on our vessels as a result. To the extent we cannot operate scrubbers on our vessels, we would no longer be able to recover our investment in scrubbers and would have to use low sulfur fuel instead. Low sulfur fuel, which we currently use in our minor bulk fleet is more expensive than standard marine fuel. Increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in further increases, which we may not be able to include in our freight rates.

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

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, freight and charter rates.  This seasonality may result in quarterly volatility in our operating results, depending on when and whether we enter into time charters or trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended March 31 and June 30, and conversely, our revenue could be stronger during the quarters ended September 30 and December 31.  This seasonality could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

If the drybulk market environment declines over a prolonged period of time, we may have insufficient liquidity to fund ongoing operations or satisfy our obligations under our credit facility, which may lead to a default under our credit facility. As a result, the repayment of our indebtedness could potentially be accelerated, and we could experience a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends.

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

For the year ended December 31, 2023, approximately 48% of our revenues were derived from ten charterers.  While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk. If we were to lose any of our major customers or if any of them significantly reduced use of our services or were unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. If SOFR or any alternative reference rate were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

Future dividends are subject to the discretion of our Board of Directors; dividends and share repurchases are subject to covenant compliance under our credit facility.

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

Our future growth depends on a number of factors, some of which we cannot control.  These factors include our ability to identify vessels for acquisition; consummate acquisitions or establish joint ventures on favorable terms; integrate acquired vessels successfully with our existing operations; expand our customer base; and obtain required financing for our existing and new operations. As of December 31, 2023, we had $294.8 million of availability under our credit facility. These limitations place restrictions on financing that we could use for our growth.

We currently maintain all of our cash and cash equivalents with eight financial institutions, which causes credit risk.

We currently maintain all of our cash and cash equivalents with eight financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions

As a holding company, we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

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

We are insured against tort claims and some contractual claims (including claims related to environmental damage and pollution) through memberships in Protection and Indemnity Associations or Clubs, or P&I Associations.  A

P&I Association provides mutual insurance based on the aggregate tonnage of a member’s vessels entered into the Association. Claims are paid through the aggregate premiums of all members, although members remain subject to calls for additional funds if the aggregate premiums are insufficient to cover claims submitted to the Association. Claims submitted to the Association may include those incurred by members of the Association, as well as claims submitted to the Association from other P&I Associations with which our P&I Association has entered into inter-association agreements. The P&I Associations to which we belong might not remain viable, or we may become subject to funding calls that could adversely affect us.

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

Based on the ownership and trading of our stock in 2023 and 2022, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2023 and 2022. If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation income tax”). We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2024 or future taxable years. Refer to Note 2 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

To the extent Genco’s U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, currently imposed at a 21% rate. In addition, Genco may be subject to a 30% “branch profits” tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business. Shipping income is generally sourced 100% to the U.S. if attributable to transportation exclusively between U.S. ports (Genco is prohibited from conducting such voyages), 50% to the U.S. if attributable to transportation that begins or ends, but does not both begin and end, in the U.S. and otherwise 0% to the U.S.

Genco’s U.S. source shipping income would be considered effectively connected income only if (i) Genco has,

or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income; and (ii) substantially all of Genco’s U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

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

If Genco qualifies for the Section 883 exemption in respect of its shipping income, gain from the sale of a vessel likewise should be exempt from tax under Section 883 of the Code. If, however, Genco’s shipping income does not qualify for the Section 883 exemption, and assuming that any gain derived from the sale of a vessel is attributable to Genco’s U.S. office, as Genco believes would likely be the case, such gain would likely be treated as effectively connected income (determined under rules different from those discussed above) and subject to the net income and branch profits tax regime described above.

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

For example, on November 15, 2023, the Organisation for Economic Cooperation and Development (OECD) announced that 145 countries and jurisdictions had signed on as members of the OECD/G20 Inclusive Framework on base erosion and profit shifting, which issued an outcome statement on July 11, 2023 describing a two-pillar framework to address the tax challenges arising from the digitalization of the economy.  While the United States has signed the agreement, it has not enacted legislation that would implement either pillar, and the Marshall Islands is not among the signatories.  Pillar Two of that framework agreement subjects certain multinational enterprises with consolidated revenues of at least 750 million euros to a minimum 15% tax rate. The agreement would also reallocate certain taxing rights over multinational enterprises from their home countries to the markets where they have business activities and earn profits—regardless of whether the multinational enterprises have a physical presence in such markets. While certain international shipping income is exempt from some or all of the provisions included in the agreement, the impact of these provisions is uncertain and may not become evident for some period of time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our Board of Directors oversees our risk management process, including risks from cybersecurity threats. Our Board of Directors reviews strategic risk exposure, and members of our management are responsible for addressing the material risks we face on a day-to-day basis. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole as well as through our Audit Committee. Our Board and our Audit Committee receive updates from time to time from our management as appropriate on cybersecurity.

Our Chief Financial Officer, our Internal Audit Director and our external Information Technology department are primarily responsible to assess and manage material risks from cybersecurity threats and oversee key cybersecurity policies and processes. They are informed about policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Chief Information Manager of our Information Technology department has 35 years of experience in the design, implementation, and support of information technology infrastructures with significant expertise in information technology forensics. He is assisted by two network engineers with 26 years of information technology experience with a focus on information technology forensics.

Network and information systems and other technologies play an important role in our business activities. We also obtain certain confidential, proprietary and personal information about our charterers, personnel, and vendors. To protect our data, we have employed cybersecurity protocols which are designed to work in tandem with internal controls to safeguard our information technology environment. Our information technology infrastructure is designed with commercial flexibility, data integrity, and safety in mind. We utilize a layered approach of systems and policies intended to provide a secure operating environment and promote business continuity. Our hardware and software systems are equipped with technology intended to offer access and intrusion protection, software and communications systems protections, and mitigate cybersecurity threats.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information maintained in them.

We conduct regular risk assessments to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. As part of our risk management process, we may engage third party experts to help identify and assess risks from cybersecurity threats. For example, an outside consulting firm conducts a National Institute of Standards and Technology and International Organization for Standardization based cybersecurity capability maturity assessment every two years, which is reviewed with our Chief Financial Officer. We also perform penetration tests, data recovery testing, security audits and risk assessments throughout the year. We hold online cybersecurity trainings for our employees. Our risk management process also encompasses cybersecurity risks associated with our use of third-party service providers. Following these risk assessments, we design, implement, and maintain safeguards intended to minimize the identified risks; address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards.

The Company also maintains a cyber liability insurance policy. See Item 1 – “Business – Insurance – Cyber Liability Insurance” in this report.

While we develop and maintain protocols, controls, and systems, that seek to prevent cybersecurity incidents from occurring, we must constantly monitor and update these protocols, controls, and systems in the face of sophisticated and rapidly evolving attempts to overcome them. The occurrence of cybersecurity incidents could cause a variety of material adverse impacts on our business, although no such incident has had any such impact to date. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this report, including the risk factor entitled “Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and expose us to liability.” and Item 1, “Business – Environmental and Other Regulations - Safety Management System Requirements” in this report.

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

Future minimum rental payments on the above lease for the next two years are as follows:  $2.5 million for 2024 and $1.8 million for 2025.

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

In addition, during October 2017 we entered into a lease for office space in Singapore that expired in January 2019. A lease was signed for a new office space in Singapore effective January 17, 2019 for a three-year term, which has been extended effective January 17, 2022 for a two-year term. This lease was further extended effective January 17, 2024 for a two-year term.

Lastly, during July 2018, we entered into a lease for office space in Copenhagen which commenced on July 1, 2018 and ended on April 30, 2019. A lease was signed for a new office space in Copenhagen effective May 1, 2019 which ended January 31, 2023. During June 2022, a lease was signed for a new office space in Copenhagen effective January 1, 2023 for a minimum period ending January 1, 2025.

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report. As of December 31, 2023, 45 of the vessels in our fleet served as collateral under our credit facility. Please see “Liquidity and Capital Resources” and “Critical Accounting Policies — Vessels and Depreciation” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a further description. The foregoing descriptions are incorporated into this Item 2 by reference.

We consider each of our significant properties to be suitable for its intended use.

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Corporation Limited, which had subchartered the vessel from BG Shipping Co. Limited, which in turn had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. The petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel was only released at the end of February 2023. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel was not generating revenue while it was subject to arrest. We vigorously defended them while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited and proceeded with arbitration. During the first quarter of 2024, we settled all disputes and claims pertaining to this matter by entering into settlement agreements with the opposing parties. Under the settlement terms, which are currently being implemented, we will be reimbursed for damages we sustained because of the arrest of the Genco Constellation (including contractual revenue and affiliated expenses) as well as for the ensuing legal and security fees and costs we have incurred in order to defend against the claims brought by the other parties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GNK.”

As of February 27, 2024, there were approximately eleven holders of record of our common stock.

On April 19, 2021, our Board of Directors adopted a new quarterly dividend policy commencing in the first quarter of 2022 in respect to our financial results for the fourth quarter of 2021 based on a formulaic approach. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable laws and contractual obligations (including our credit facility) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

The MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 22, 2023.

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consist of 45 drybulk carriers, including 18 Capesize drybulk carriers, 15 Ultramax drybulk carriers, and twelve Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,828,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 11.7 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charters that expire (assuming the option periods in the time charters are not exercised) between February 2024 and February 2025.

See pages 5 – 6 for a table of our current fleet.

IMO 2023 Compliance

In 2021, Genco initiated a comprehensive plan to comply with IMO regulations that took effect in 2023, namely the Energy Efficiency Existing Ship Index (“EEXI”) and the Carbon Intensity Indicator (“CII”) metrics, which call for a reduction in vessel greenhouse gas emissions. These metrics are intended to assess and measure the energy efficiency of all ships and these new regulations set required attainment values, with the goal of reducing the carbon intensity of international shipping.

We have invested and plan to continue to invest in energy conservation programs to install various energy-saving devices, or ESDs, high performance paint systems, upgrade propellers among other initiatives on select vessels in our fleet. We began installing these ESDs on certain ships that entered drydocking in 2022, and we plan to continue to invest in our fleet.

These requirements are discussed above under “Item 1 – Environmental and Other Regulations – Air Emissions.”

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

These requirements are discussed above under “Item 1 – Environmental and Other Regulations – Greenhouse Gas Regulations.”

Vessel Sales and Acquisitions

On October 10, 2023 and November 14, 2023, we entered into agreements to acquire two 2016-built 181,000 dwt Capesize vessels, the Genco Ranger and Genco Reliance, respectively. The purchase price of the Genco Ranger and Genco Reliance were $43.1 million and $43.0 million, respectively, and the vessels were delivered on November 27, 2023 and November 21, 2023, respectively. We drew down a total of $65 million on our revolving credit facility under the $450 Million Credit Facility during the fourth quarter of 2023 and utilized cash on hand to finance the purchases.

In order to opportunistically renew our fleet, in addition to the above vessel purchases, we agreed to divest three older, less fuel efficient vessels with their third special survey due in 2024. During the fourth quarter of 2023, we entered into agreements to sell three of our Capesize vessels, the Genco Claudius, Genco Commodus and Genco Maximus. The Genco Commodus was delivered to its third-party buyer on February 7, 2024. On February 24, 2024, we terminated the agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. We continue to market these vessels for sale in what we believe are favorable market conditions that may allow us to sell the vessels at prices above those previously agreed with the former buyers.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2023 and 2022 on a consolidated basis.

	For the Year Ended
	December 31,		Increase
	2023	2022	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	6,280.2	6,205.0	75.2	1.2%
Ultramax	5,475.0	5,464.9	10.1	0.2%
Supramax	4,380.0	4,380.0	—	—%

Total	16,135.2	16,049.9	85.3	0.5%

Chartered-in days (2)
Capesize	—	—	—	—%
Ultramax	435.4	476.8	(41.4)	(8.7)%
Supramax	120.9	584.9	(464.0)	(79.3)%

Total	556.3	1,061.7	(505.4)	(47.6)%

Available days (owned & chartered-in fleet) (3)
Capesize	6,138.2	5,458.2	680.0	12.5%
Ultramax	5,880.0	5,793.5	86.5	1.5%
Supramax	4,244.5	4,817.8	(573.3)	(11.9)%

Total	16,262.7	16,069.5	193.2	1.2%

Available days (owned fleet) (4)
Capesize	6,138.2	5,458.2	680.0	12.5%
Ultramax	5,444.6	5,316.7	127.9	2.4%
Supramax	4,123.6	4,232.9	(109.3)	(2.6)%

Total	15,706.4	15,007.8	698.6	4.7%

Operating days (5)
Capesize	6,088.6	5,329.2	759.4	14.2%
Ultramax	5,745.4	5,730.0	15.4	0.3%
Supramax	4,167.4	4,681.6	(514.2)	(11.0)%

Total	16,001.4	15,740.8	260.6	1.7%

Fleet utilization (6)
Capesize	98.1%	96.8%	1.3%	1.3%
Ultramax	97.2%	97.7%	(0.5)%	(0.5)%
Supramax	96.1%	94.7%	1.4%	1.5%

Fleet average	97.3%	96.5%	0.8%	0.8%

	For the Year Ended
	December 31,		Increase
	2023	2022	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$18,280	$22,492	$(4,212)	(18.7)%
Ultramax	13,780	25,945	(12,165)	(46.9)%
Supramax	10,840	22,873	(12,033)	(52.6)%

Fleet average	14,766	23,824	(9,058)	(38.0)%
Major bulk vessels	18,280	22,492	(4,212)	(18.7)%
Minor bulk vessels	12,512	24,585	(12,073)	(49.1)%

Daily vessel operating expenses (8)
Capesize	$6,270	$6,023	$247	4.1%
Ultramax	5,449	5,450	(1)	(0.0)%
Supramax	6,405	7,382	(977)	(13.2)%

Fleet average	6,017	6,197	(180)	(2.9)%
(1)	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2)	Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third party vessels.

(3)	Available days (owned and chartered-in fleet). We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4)	Available days (owned fleet). We define available days for the owned fleet as available days less chartered-in days.

(5)	Operating days. We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(6)	Fleet utilization. We calculate fleet utilization as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.

(7)	Time Charter Equivalent (“TCE”). We define TCE rates as our voyage revenues less voyage expenses, charter-hire expenses, and realized gains or losses on fuel hedges, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Year Ended		For the Year Ended		For the Year Ended
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Voyage revenues (in thousands)	$383,825	$536,934	$190,176	$191,934	$193,649	$345,000
Voyage expenses (in thousands)	142,971	153,889	77,968	69,166	65,003	84,723
Charter hire expenses (in thousands)	9,135	27,130	—	—	9,135	27,130
Realized gain on fuel hedges (in thousands)	202	1,631	—	—	202	1,631
	231,921	357,546	112,208	122,768	119,713	234,778
Total available days for owned fleet	15,706	15,008	6,138	5,458	9,568	9,550
Total TCE rate	$14,766	$23,824	$18,280	$22,492	$12,512	$24,585

(8)	Daily vessel operating expenses. We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following tables represent the operating data and certain balance sheet and other data as of and for the years ended December 31, 2023 and 2022 on a consolidated basis.

	For the Years Ended December 31,
	2023	2022	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$383,825	$536,934	$(153,109)	(28.5)%

Total revenues	383,825	536,934	(153,109)	(28.5)%

Operating Expenses:
Voyage expenses	142,971	153,889	(10,918)	(7.1)%
Vessel operating expenses	97,093	99,469	(2,376)	(2.4)%
Charter hire expenses	9,135	27,130	(17,995)	(66.3)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $5,530 and $3,242, respectively)	28,268	25,708	2,560	10.0%
Technical management fees	4,021	3,310	711	21.5%
Depreciation and amortization	66,465	60,190	6,275	10.4%
Impairment of vessel assets	41,719	—	41,719	100.0%

Total operating expenses	389,672	369,696	19,976	5.4%

Operating (loss) income	(5,847)	167,238	(173,085)	(103.5)%
Other expense, net	(6,509)	(7,874)	1,365	(17.3)%

Net (loss) income	(12,356)	159,364	(171,720)	(107.8)%
Less: Net income attributable to noncontrolling interest	514	788	(274)	(34.8)%
Net (loss) income attributable to Genco Shipping & Trading Limited	(12,870)	158,576	(171,446)	(108.1)%

Net (loss) earnings per share-basic	$(0.30)	$3.74	$(4.04)	(108.0)%
Net (loss) earnings per share-diluted	$(0.30)	$3.70	$(4.00)	(108.1)%
Weighted average common shares outstanding-basic	42,766,262	42,412,722	353,540	0.8%
Weighted average common shares outstanding-diluted	42,766,262	42,915,496	(149,234)	(0.3)%

	For the Years Ended December 31,
	2023	2022	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$46,857	$64,100	$(17,243)	(26.9)%
Total assets	1,141,902	1,173,866	(31,964)	(2.7)%
Total debt (long-term, net of deferred financing fees)	190,169	164,921	25,248	15.3%
Total equity	914,646	968,309	(53,663)	(5.5)%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by operating activities	$91,784	$189,323	$(97,539)	(51.5)%
Net cash used in investing activities	(91,624)	(55,015)	(36,609)	66.5%
Net cash used in financing activities	(17,403)	(190,739)	173,336	(90.9)%

EBITDA (1)	$59,708	$226,818	$(167,110)	(73.7)%
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

	For the Year Ended
	December 31,
	2023	2022
Net (loss) income attributable to Genco Shipping & Trading Limited	$(12,870)	$158,576
Net interest expense	6,113	8,052
Income tax expense	—	—
Depreciation and amortization	66,465	60,190

EBITDA (1)	$59,708	$226,818

Results of Operations

VOYAGE REVENUES-

Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate, the type of fixture our vessels are chartered on (spot market voyage charters or fixed rate time charters), and the amount of daily charterhire or freight rates that our vessels earn, that, in turn, are affected by a number of factors, including:

●	the duration of our charters;

●	our decisions relating to vessel acquisitions and disposals;

●	the amount of time that we spend positioning our vessels;

●	the amount of time that our vessels spend in drydock undergoing repairs, which is expected to be higher during 2025 due to scheduled drydockings;

●	maintenance and upgrade work;

●	the age, condition and specifications of our vessels;

●	levels of supply and demand in the drybulk shipping industry; and

●	other factors affecting spot market charter rates for drybulk carriers.

During 2023, voyage revenues decreased by $153.1 million, or 28.5%, to $383.8 million as compared to $536.9 million during 2022. The decrease in voyage revenues was primarily due to lower rates earned by our minor bulk vessels. Additionally, there was a decrease in voyage revenues earned by third party chartered-in vessels primarily as a result of fewer chartered-in days, as well as decrease in rates earned. During 2023, the drybulk freight market continued to experience significant volatility. Following the seasonal softness at the start of the year, the market began to strengthen during the end of the first quarter of 2023 and the early part of the second quarter of 2023. Subsequently, while trade volumes of iron ore and coal into China were strong, and unwinding of port congestion from April to September increased effective capacity of the fleet and pressured freight rates. This impact was notable during the third quarter in particular, which historically is a strong period for the market but in fact was atypically soft. During the fourth quarter of 2023, the market significantly rebounded reaching multi-year highs due to strong Brazilian iron ore volumes, as well as solid bauxite and coal trades while the unwinding of port congestion paused. On top of this, additional geopolitical factors began to materialize, including reductions in vessel traffic instituted by the Panama Canal Authority due to low water levels beginning in October and the later Houthi attacks on commercial vessels in the southern Red Sea and Gulf of Aden region. These two situations have resulted in vessel re-routing and increased fleet inefficiencies in the market. The impact of this is uncertain, as it may have the effect of raising drybulk shipping rates but may also impact global economic conditions, contributing to inflation and influencing monetary policy decisions, particularly in the West.

The average Time Charter Equivalent, or TCE rate, of our overall fleet decreased by 38.0% to $14,766 a day during 2023 from $23,824 a day during 2022. The TCE for our major bulk vessels decreased by 18.7% from $22,492 a day during 2022 to $18,280 a day during 2023. This decrease was primarily a result of higher voyage expenses incurred by our Capesize vessels. The TCE for our minor bulk vessels decreased by 49.1% from $24,585 a day during 2022 to $12,512 a day during 2023 primarily a result of lower rates achieved by our Ultramax and Supramax vessels, offset by lower voyage expenses.

For 2023 and 2022, we had ownership days of 16,135.2 days and 16,049.9 days, respectively.  The increase in ownership days was due to the delivery of two Ultramax vessels during January 2022 and two Capesize vessels during November 2023. Fleet utilization increased from 96.5% during 2022 to 97.3% during 2023 primarily due to less offhire time for our Capesize vessels.

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

Voyage expenses were $143.0 million and $153.9 million during 2023 and 2022, respectively. This decrease was primarily due to lower bunker expenses for our minor bulk vessels and third-party chartered-in vessels, partially offset by higher voyage expenses incurred by our major bulk vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $2.4 million from $99.5 million during 2022 to $97.1 million during 2023. This decrease was primarily due to an absence of COVID-19 related expenses, partially offset by an increase in the purchase of spare parts, higher insurance related costs, and higher crew costs due to the timing of crew changes.

Average daily vessel operating expenses (“DVOE”) for our fleet decreased to $6,017 per vessel per day during 2023 from $6,197 per vessel per day during 2022.  The decrease in daily vessel operating expenses was primarily due to the absence of COVID-19 related expenses, partially offset by an increase in the purchase of spare parts, higher insurance related costs, as well as higher crew costs due to the timing of crew changes.

The potential impact of the war in Ukraine, the Israel-Hamas war and the Houthi conflict in the Red Sea, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Ukraine, the Israel-Hamas war, and the Houthi conflict in the Red Sea among other potential macroeconomic events. We expect our 2024 vessel operating expenses to be higher than in 2023 as a result of increased expenses for crewing as well as spares and stores.

Based on estimates provided by GSSM, our DVOE budget for the full year of 2024 is expected to be $6,150 per vessel per day. The potential impacts of the war in Ukraine, the Israel-Hamas war, and the Houthi conflict in the Red Sea among other potential macroeconomic events, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $18.0 million from $27.1 million during 2022 to $9.1 million during 2023. The decrease was primarily due to a decrease in chartered-in days during 2023 as compared to 2022, as well as a decrease in hire rates.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses which relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, operating lease expense, legal, auditing and other professional expenses. General and administrative expenses include nonvested stock amortization expense which represents the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the 2015 Equity Incentive Plan. Refer to Note 16 — Stock-Based Compensation in our Consolidated Financial Statements. General and administrative expenses also include legal and professional fees associated with our credit facilities, which are not capitalizable to deferred financing costs. We also incur general and administrative expenses for our overseas offices located in Singapore and Copenhagen. We expect our 2024 general and administrative expenses to be higher than in 2023 as a result of costs related to our 2024 annual meeting.

General and administrative expenses increased by $2.6 million from $25.7 million during 2022 to $28.3 million during 2023. The increase was primarily due to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT FEES-

Technical management fees include the direct costs incurred by GSSM for the technical management of the vessels under its management.

Technical management fees were $4.0 million and $3.3 million during 2023 and 2022, respectively.  The variance was due to the timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value.

Depreciation and amortization expenses increased by $6.3 million from $60.2 million during 2022 to $66.5 million during 2023. This increase was primarily due to an increase in drydocking amortization expense for the major bulk vessels that completed their drydockings during the second quarter of 2022 through the first quarter of 2023.

IMPAIRMENT OF VESSEL ASSETS-

During 2023, we recorded $41.7 million of impairment of vessel assets. This included impairment losses for three of our Capesize vessels. There was no vessel impairment recorded during 2022.

Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the impairment of the vessels.

OTHER INCOME (EXPENSE)-

INTEREST EXPENSE-

Interest expense decreased by $0.3 million from $9.1 million during 2022 to $8.8 million during 2023. Interest expense during 2023 and 2022 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease was primarily a result of lower outstanding debt and settlement payments received our interest rate cap agreements partially offset by higher interest rates. Refer to Note 7 — Debt in the Consolidated Financial Statements for information regarding our credit facilities.

INTEREST INCOME-

Interest income increased by $1.7 million from $1.0 million during 2022 to $2.7 million during 2023 primarily due to higher interest income earned on our cash and cash equivalents.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During 2023 and 2022, net income attributable to noncontrolling interest was $0.5 million and $0.8 million, respectively, which is associated with the net income attributable to the noncontrolling interest of GSSM, which was formed during September 2021.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $46.5 million as of December 31, 2023 in addition to the $294.8 million availability under the $500 Million Revolver as of December 31, 2023, which compares to a minimum liquidity requirement under our credit facility of approximately $23 million as of the date of this report, as well as the net proceeds from our agreed upon vessel sales of approximately $55 million. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $22.3 million and $35.4 million during 2024 and 2025, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all. During the fourth quarter of 2023, we drew down $65 million under the revolver of the $450 Million Credit Facility to partially fund the purchase of two Capesize vessels that were delivered during the fourth quarter of 2023. Throughout 2022 and 2023, the Company made a total of $111.0 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. Of that amount, there were seven $8.8 million quarterly repayments that represented the previously announced quarterly debt reduction payment as part of our plan to reduce our debt. These amounts were deducted from operating cash flows in each of our quarterly 2022 and 2023 dividend payment calculations. The remainder of the debt we paid down included $40.0 million which was prepaid to optimize our working capital management, using our revolver to keep funds available while saving interest expense. Additionally, during the fourth quarter of 2023, we paid down $9.75 million under the $500 Million Revolver. Going forward, given the nature of our new revolving credit facility, we plan to actively manage our debt balance to reduce interest expense. As of December 31, 2023, there are no mandatory debt repayments until we must repay $200.0 million in 2028. Although we do not have any mandatory debt repayments until 2028, we intend to continue to pay down debt on a voluntary basis with a medium-term goal of zero net debt.

As of December 31, 2023, the $500 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, and the trajectory of China’s economic recovery.  We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions. We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

On November 29, 2023, we entered into a fourth amendment to amend, extend and upsize our existing $450 Million Credit Facility and implement the $500 Million Revolver. The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of our asset base as well as general corporate purposes. Refer to Note 7 — Debt in our Consolidated Financial Statements for further details regarding the terms of the $500 Million Revolver, which information is incorporated herein by reference.

In the fourth quarter of 2023, we drew down $65 million under our revolver to partially fund the acquisition of the Genco Ranger and Genco Reliance, 2016-built Capesize vessels.

As of December 31, 2023, we were in compliance with all financial covenants under the $500 Million Revolver.

Dividends

We disclosed on April 19, 2021 that, on management’s recommendation, our Board of Directors adopted a quarterly dividend policy for dividends payable which commenced in the first quarter of 2022 in respect of our financial results for the fourth quarter of 2021. Under the quarterly dividend policy, the amount available for quarterly dividends is to be calculated based on the following formula:

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

On February 21, 2024, our Board declared a quarterly dividend of $0.41 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our comprehensive value strategy, we have paid down additional indebtedness under our credit facilities and amended, extended and upsized our existing $450 Million Credit Facility with the $500 Million Revolver.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the war in Ukraine, the Israel-Hamas war, the Houthi conflict in the Red Sea, and related economic conditions may result in our suspension, reduction, or termination of future quarterly dividends.

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

Cash Flows

Net cash provided by operating activities for the years ended December 31, 2023 and 2022 was $91.8 million and $189.3 million, respectively.  This decrease in cash provided by operating activities was primarily due to lower net revenue earned by our minor and major bulk vessels, as well as changes in working capital. These decreases were partially offset by a decrease in drydocking costs incurred during 2023 as compared to 2022.

Net cash used in investing activities during the years ended December 31, 2023 and 2022 was $91.6 million and $55.0 million, respectively.  The increase was primarily due to a $38.8 million increase in the purchase of vessels, principally resulting from the purchase of two Capesize vessels that delivered during the fourth quarter of 2023 as compared to the purchase of two Ultramax vessels that delivered during the first quarter of 2022. There was also a $1.4 million increase in insurance proceeds for hull and machinery claims for our vessels.

Net cash used in financing activities during the years ended December 31, 2023 and 2022 was $17.4 million and $190.7 million, respectively.  During 2023, the decrease in total net cash used in financing activities related to our credit facilities was $104.0 million as compared to 2022. This was a result of the $65.0 million drawn down during the fourth quarter of 2023 used to partially finance the purchase two Capesize vessels that delivered during the fourth quarter of 2023, as well as a decrease in debt repayments during 2023 as compared to 2022. Additionally, there was a $74.8 million decrease in the payment of dividends during 2023 as compared to 2022. These decreases were partially offset by a $5.5 million increase in deferred financing costs during 2023 as compared to 2022 related to the $500 Million Revolver that was entered into on November 29, 2023 to amend our $450 Million Credit Facility.

Credit Facilities

On August 3, 2021, we entered into the $450 Million Credit Facility. On November 29, 2023, we entered into a fourth amendment to amend, extend and upsize our existing $450 Million Credit Facility, implementing the $500 Million Revolver. The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of our asset base as well as general corporate purposes. Refer to Note 7 — Debt in our Consolidated Financial Statements for further details regarding the terms of the $500 Million Revolver, which information is incorporated herein by reference.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

At December 31, 2023, we had one interest rate cap agreement to manage interest costs and the risk associated with changing interest rates. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At December 31, 2023, the total notional principal amount of the interest rate cap agreements was $50.0 million.

Refer to the table in Note 8 — Derivative instruments of our Consolidated Financial Statements which summarizes the interest rate cap agreement in place as of December 31, 2023.

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

As part of our business strategy, we may also enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2023 and 2022.

Interest Rates

The effective interest rate for the years ended December 31, 2023 and 2022 include interest rates associated with the interest expense for our various credit facilities, including the following: the $500 Million Revolver and the $450 Million Credit Facility (until the $450 Million Credit Facility was amended to become the $500 Million Revolver on November 29, 2023).

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 8.29% and 4.63% during 2023 and 2022, respectively.  The effective interest rate does not include the effect of any interest rate cap agreements. The interest rate on the debt, excluding unused commitment fees, ranged from 6.43% to 7.58% and 2.26% to 6.54% during 2023 and 2022, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 45 drybulk vessels, including 18 Capesize drybulk carriers, 15 Ultramax drybulk carriers and twelve Supramax drybulk carriers.

As previously announced, we have implemented a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. The upgrades have been successfully installed during previous drydockings.

Under our comprehensive IMO 2023 compliance plan, we have and intend to install energy saving devices and apply high performance paint systems in order to reduce fuel consumption and emissions among other key initiatives, on select vessels. We have and plan to undertake most, if not all, of these initiatives while our vessels undergo their regularly scheduled drydocking. The future estimated expenditures are included in the table below.

In addition to acquisitions that we may undertake in future periods, we will incur additional expenditures due to special surveys and drydockings for our fleet. .

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2025 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

2024	$18.1	$1.1	$3.1	290
2025	$31.5	$1.1	$2.8	640

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

During 2023 and 2022, we incurred a total of $10.9 million and $25.8 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of five of our vessels during 2023, one of which began during the fourth quarter of 2022. We estimate that ten of our vessels will be drydocked during 2024 and 20 of our vessels will be drydocked during 2025.

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

During 2023, we recorded losses of $41.7 million related to the impairment of vessel assets. There were no impairment losses incurred during 2022. During 2023, we recorded an impairment loss for three of our Capesize vessels (the Genco Claudius, the Genco Commodus and the Genco Maximus) which have been classified as held for sale as of December 31, 2023. Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the impairment recorded during 2023.

Under our credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $500 Million Revolver as of December 31, 2023. Refer to Note 7 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $500 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding the three vessels held for sale as of December 31, 2023 as noted above). As of December 31, 2023, eight of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. As of December 31, 2022, 17 of our vessels, including 16 Capesize vessels and one Ultramax vessel, had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on the analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as of December 31, 2023 and 2022, there were no impairment losses recorded for these vessels during 2023 and 2022 (excluding the three vessels held for sale as of December 31, 2023 as noted above).

The amount by which the carrying value at December 31, 2023 of eight of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.1 million to $8.3 million per vessel, and $47.9 million on an aggregate fleet basis. Comparatively, the amount by which the carrying value at December 31, 2022 of 16 of our Capesize vessels and one of our Ultramax vessels exceeded the valuation of such vessels for covenant compliances ranged, on an individual vessel basis, from $0.1 million to $11.9 million per vessel, and $130.0 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $6.0 million and $7.6 million as of December 31, 2023 and 2022, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of December 31, 2023 and 2022. Vessels have been grouped according to their collateralized status as of December 31, 2023 and does not include any vessels held for sale.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2023	2022
$500 Million Revolver
Genco Commodus	2009	2009	$—	$33,227
Genco Maximus	2009	2009	—	33,275
Genco Claudius	2010	2009	—	34,850

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2023	2022
Baltic Bear	2010	2010	32,724	34,682
Baltic Wolf	2010	2010	33,078	35,004
Genco Lion	2012	2013	28,508	29,853
Genco Tiger	2011	2013	26,954	28,207
Baltic Scorpion	2015	2015	21,440	22,448
Baltic Mantis	2015	2015	21,677	22,689
Genco Hunter	2007	2007	7,564	7,769
Genco Warrior	2005	2007	6,211	6,501
Genco Aquitaine	2009	2010	7,948	8,254
Genco Ardennes	2009	2010	7,955	8,258
Genco Auvergne	2009	2010	7,971	8,270
Genco Bourgogne	2010	2010	8,580	8,943
Genco Brittany	2010	2010	8,590	8,931
Genco Languedoc	2010	2010	8,588	8,932
Genco Picardy	2005	2010	6,972	6,899
Genco Pyrenees	2010	2010	8,641	8,979
Genco Rhone	2011	2011	9,792	10,203
Genco Constantine	2008	2008	29,377	31,638
Genco Augustus	2007	2007	27,052	29,321
Genco London	2007	2007	27,295	29,181
Genco Titus	2007	2007	27,856	29,823
Genco Tiberius	2007	2007	27,127	29,455
Genco Hadrian	2008	2008	29,671	31,623
Genco Predator	2005	2007	6,888	6,816
Baltic Hornet	2014	2014	20,084	21,058
Baltic Wasp	2015	2015	20,326	21,300
Genco Endeavour	2015	2018	39,022	40,498
Genco Resolute	2015	2018	39,177	40,852
Genco Columbia	2016	2018	22,455	23,480
Genco Weatherly	2014	2018	18,118	18,939
Genco Liberty	2016	2018	42,162	43,942
Genco Defender	2016	2018	42,165	43,964
Genco Magic	2014	2020	13,373	13,872
Genco Vigilant	2015	2021	14,323	14,901
Genco Freedom	2015	2021	14,407	14,996
Genco Enterprise	2016	2021	18,996	19,806
Genco Madeleine	2014	2021	21,209	22,253
Genco Constellation	2017	2021	23,872	24,897
Genco Mayflower	2017	2021	24,251	25,328
Genco Laddey	2022	2022	28,299	29,326
Genco Mary	2022	2022	28,336	29,367
Genco Ranger	2016	2023	43,108	—
TOTAL			$902,142	$1,002,810
Unencumbered
Genco Reliance	2016	2023	$42,972	$—
			$42,972	$—
Consolidated Total			$945,114	$1,002,810

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of costs to sell, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 4 — Vessel Acquisitions and Dispositions in our Consolidated Financial

Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale as of December 31, 2023.

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

Although rates have been strong on a relative basis in 2023 and 2022, the drybulk charter market has been volatile in recent years. Shipping rates for key drybulk routes increased during 2021 after a decline in 2020 which was principally as a result of the global economic slowdown caused by the COVID-19 pandemic, while another firm year was seen in 2022. Rates in 2023 declined from 2021 and 2022 highs, but were firm from a historical perspective.

When indicators of impairment are present and our estimate of future undiscounted cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2023, the future income streams expected to be earned by such vessels over their remaining operating lives and upon disposal on an undiscounted basis would be sufficient to recover their carrying values.  As of December 31, 2023, only eight of our Capesize vessels had indicators of impairment and the estimated future undiscounted cash flows for those Capesize vessels exceeded each of those vessels’ carrying values by a margin of approximately 15% to 30% of the carrying value. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 13 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2023.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters or spot market voyage charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  In addition, we consider the current market rate environment and, if necessary, adjust our estimates of undiscounted cash flows to reflect the current rate environment. It is reasonably possible that the estimate of undiscounted cash flows may change in the future due to changes in current rates which could adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. It is also reasonably possible that vessels that were not subject to impairment testing during 2023 because there was no indicator of impairment could be subject to such testing in the future.

Of the inputs that the Company uses for its impairment analysis, future charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year
	Historical One-Year Time Charter
	Average at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2023	2022
Capesize	(10.5)%	(18.0)%
Ultramax (1)	N/A	(9.5)
Supramax (2)	N/A	N/A
(1)	There were no indicators of impairment for our Ultramax vessels at December 31, 2023, as the respective fair market values of these vessels were higher than their respective carrying values. As such, these vessels were not subject to impairment testing as of December 31, 2023.
(2)	There were no indicators of impairment for our Supramax vessels as of December 31, 2023 and 2022, as the respective fair market values of these vessels were higher than their respective carrying values. As such, these vessels were not subject to impairment testing as of December 31, 2023 and 2022.

For our impairment analysis, we utilize the ten-year historical one-year time charter average, as well as considering the current rate environment, to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2023 and 2022, respectively, were above or (below) the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	For the Years Ended December 31,
Vessel Class	2023	2022
Capesize	21.6%	37.7%
Ultramax	8.2%	104.3%
Supramax	(6.0)%	98.8%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. We held one interest rate cap agreement as of December 31, 2023 to manage future interest costs and the risk associated with changing interest rates. The total notional amount of the cap at December 31, 2023 is $50.0 million and the cap has a specified rate and duration and will expire during March 2024. Refer to Note 8 — Derivative Instruments of our Consolidated Financial Statements.

Interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

The total asset associated with the cap at December 31, 2023 is $0.6 million which has been classified as a current asset on the consolidated balance sheet. As of December 31, 2023, the Company has accumulated other comprehensive income (“AOCI”) of $0.5 million related to the interest rate cap agreement. At December 31, 2023, $0.5 million of AOCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding.  On May 30, 2023, we entered into an amendment to the $450 Million Credit Facility to transition from the use of LIBOR to calculate interest to SOFR effective June 30, 2023, During the years ended December 31, 2023 and 2022, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 7 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

●	$450 Million Credit Facility

●	One-month or three-month LIBOR plus 2.15% until June 30, 2023. Effective June 30, 2023, we transitioned from the use of LIBOR to SOFR Rates. Additionally, on August 3, 2023, the applicable margin was reduced from 2.15% to 2.10% pursuant to the sustainability link term of the facility. These rates were applicable until November 29, 2023, when we entered into the $500 Million Revolver.

●	$500 Million Revolver

●	One-month SOFR plus 1.85%

A 1% increase in LIBOR and SOFR would have resulted in an increase of $1.6 million in interest expense for the year ended December 31, 2023.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates.  As of December 31, 2023, we held one interest rate cap agreement to manage interest costs and the risk associated with changing interest rates. The total notional amount of the cap at December 31, 2023 is $50.0 million and the cap has a specified rate and duration and will expire during March 2024. Refer to Note 8 — Derivative Instruments of our Consolidated Financial Statements.

The interest rate cap agreement was initially designated and qualified as a cash flow hedge. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in AOCI and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a cash flow hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap are recorded within interest expense. As the forecasted interest payments hedged are not remote of occurring, the amounts in AOCI as of the date of de-designation will be released over the remaining original hedge period.

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

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

If indicators of impairment exist for a vessel asset, the Company determines the recoverable amount by estimating the undiscounted future cash flows associated with the vessel. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair market value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value. The Company makes significant assumptions and judgments to determine the undiscounted future cash flows expected to be generated over the remaining useful life of the asset, including estimates and assumptions related to the future charter rates, fleet utilization, vessel operating expenses, vessel capital expenditures and drydocking requirements, vessel residual value and the estimated remaining useful life of each vessel. Projected future charter rates are the most significant and volatile assumption that the Company uses for its impairment analysis. Total vessel assets as of December 31, 2023, were $945.1 million, with $41.7 million of impairment losses recorded during the year ended December 31, 2023.

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

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2024 We have served as the Company’s auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2023 and 2022

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$46,542	$58,142
Restricted cash	—	5,643
Due from charterers, net of a reserve of $3,257 and $2,141, respectively	17,815	25,333
Prepaid expenses and other current assets	10,154	8,399
Inventories	26,749	21,601
Fair value of derivative instruments	572	6,312
Vessels held for sale	55,440	—
Total current assets	157,272	125,430

Noncurrent assets:
Vessels, net of accumulated depreciation of $296,452 and $303,098, respectively	945,114	1,002,810
Deferred drydock, net of accumulated amortization of $23,047 and $15,456 respectively	29,502	32,254
Fixed assets, net of accumulated depreciation and amortization of $8,063 and $6,254, respectively	7,071	8,556
Operating lease right-of-use assets	2,628	4,078
Restricted cash	315	315
Fair value of derivative instruments	—	423
Total noncurrent assets	984,630	1,048,436

Total assets	$1,141,902	$1,173,866

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,245	$29,475
Deferred revenue	8,746	4,958
Current operating lease liabilities	2,295	2,107
Total current liabilities:	35,286	36,540

Noncurrent liabilities:
Long-term operating lease liabilities	1,801	4,096
Long-term debt, net of deferred financing costs of $9,831 and $6,079, respectively	190,169	164,921
Total noncurrent liabilities	191,970	169,017

Total liabilities	227,256	205,557

Commitments and contingencies (Note 17)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,546,959 and 42,327,181 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	425	423
Additional paid-in capital	1,553,421	1,588,777
Accumulated other comprehensive income	527	6,480
Accumulated deficit	(641,117)	(628,247)
Total Genco Shipping & Trading Limited shareholders’ equity	913,256	967,433
Noncontrolling interest	1,390	876
Total equity	914,646	968,309
Total liabilities and equity	$1,141,902	$1,173,866

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Voyage revenues	$383,825	$536,934	$547,129

Total revenues	383,825	536,934	547,129

Operating expenses:
Voyage expenses	142,971	153,889	146,182
Vessel operating expenses	97,093	99,469	82,089
Charter hire expenses	9,135	27,130	36,370
General and administrative expenses (inclusive of nonvested stock amortization expense of $5,530, $3,242 and $2,267, respectively)	28,268	25,708	24,454
Technical management fees	4,021	3,310	5,612
Depreciation and amortization	66,465	60,190	56,231
Impairment of vessel assets	41,719	—	—
Gain on sale of vessels	—	—	(4,924)

Total operating expenses	389,672	369,696	346,014

Operating (loss) income	(5,847)	167,238	201,115

Other income (expense):
Other (expense) income	(396)	178	541
Interest income	2,667	1,042	154
Interest expense	(8,780)	(9,094)	(15,357)
Loss on debt extinguishment	—	—	(4,408)

Other expense, net	(6,509)	(7,874)	(19,070)

Net (loss) income	(12,356)	159,364	182,045
Less: Net income attributable to noncontrolling interest	514	788	38
Net (loss) income attributable to Genco Shipping & Trading Limited	$(12,870)	$158,576	$182,007

Net (loss) earnings per share-basic	$(0.30)	$3.74	$4.33
Net (loss) earnings per share-diluted	$(0.30)	$3.70	$4.27
Weighted average common shares outstanding-basic	42,766,262	42,412,722	42,060,996
Weighted average common shares outstanding-diluted	42,766,262	42,915,496	42,588,871

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31, 2023, 2022 and 2021

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2023	2022	2021

Net (loss) income	$(12,356)	$159,364	$182,045

Other comprehensive (loss) income	(5,953)	5,655	825

Comprehensive (loss) income	$(18,309)	$165,019	$182,870
Less: Comprehensive income attributable to noncontrolling interest	514	788	38
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(18,823)	$164,231	$182,832

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

For the Years Ended December 31, 2023, 2022 and 2021

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2021	$418	$1,713,406	$—	$(968,830)	$744,994	$—	$744,994

Net income				182,007	182,007	38	182,045

Other comprehensive income			825		825		825

Issuance of shares due to vesting of RSUs and exercise of options	1	(1)			—		—

Cash dividends declared ($0.32 per share)		(13,506)			(13,506)		(13,506)

Nonvested stock amortization		2,267			2,267		2,267

Non-controlling interest initial investment						50	50

Balance — December 31, 2021	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

Net income				158,576	158,576	788	159,364

Other comprehensive income			5,655		5,655		5,655

Issuance of shares due to vesting of RSUs and exercise of options	4	(4)			—		—

Cash dividends declared ($2.74 per share)		(116,627)			(116,627)		(116,627)

Nonvested stock amortization		3,242			3,242		3,242

Balance — December 31, 2022	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net (loss) income				(12,870)	(12,870)	514	(12,356)

Other comprehensive loss			(5,953)		(5,953)		(5,953)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)			—		—

Cash dividends declared ($0.95 per share)		(40,884)			(40,884)		(40,884)

Nonvested stock amortization		5,530			5,530		5,530

Balance — December 31, 2023	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(12,356)	$159,364	$182,045
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66,465	60,190	56,231
Amortization of deferred financing costs	1,779	1,694	3,536
Amortization of fair market value of time charters acquired	—	—	(4,263)
Right-of-use asset amortization	1,450	1,417	1,387
Amortization of nonvested stock compensation expense	5,530	3,242	2,267
Impairment of vessel assets	41,719	—	—
Gain on sale of vessels	—	—	(4,924)
Loss on debt extinguishment	—	—	4,408
Amortization of premium on derivatives	210	86	197
Interest rate cap premium payment	—	—	(240)
Insurance proceeds for protection and indemnity claims	269	829	988
Insurance proceeds for loss of hire claims	506	—	—
Change in assets and liabilities:
Decrease (increase) in due from charterers	7,518	(5,217)	(7,125)
Increase in prepaid expenses and other current assets	(4,767)	(317)	(783)
(Increase) decrease in inventories	(5,148)	2,962	(2,980)
(Decrease) increase in accounts payable and accrued expenses	(2,205)	(2,134)	5,405
Increase (decrease) in deferred revenue	3,788	(5,123)	1,660
Decrease in operating lease liabilities	(2,107)	(1,858)	(1,765)
Deferred drydock costs incurred	(10,867)	(25,812)	(4,925)
Net cash provided by operating activities	91,784	189,323	231,119

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(91,305)	(52,473)	(115,680)
Purchase of scrubbers (capitalized in Vessels)	—	—	(199)
Purchase of other fixed assets	(2,707)	(3,566)	(1,585)
Net proceeds from sale of vessels	—	—	49,473
Insurance proceeds for hull and machinery claims	2,388	1,024	418
Net cash used in investing activities	(91,624)	(55,015)	(67,573)

Cash flows from financing activities:
Proceeds from the $500 Million Revolver	209,750	—	—
Repayments on the $500 Million Revolver	(9,750)	—	—
Proceeds from the $450 Million Credit Facility	65,000	—	350,000
Repayments on the $450 Million Credit Facility	(236,000)	(75,000)	(104,000)
Repayments on the $133 Million Credit Facility	—	—	(114,940)
Repayments on the $495 Million Credit Facility	—	—	(334,288)
Investment by non-controlling interest	—	—	50

	For the Years Ended December 31,
	2023	2022	2021
Cash dividends paid	(40,910)	(115,728)	(13,463)
Payment of deferred financing costs	(5,493)	(11)	(6,053)
Net cash used in financing activities*	(17,403)	(190,739)	(222,694)

Net decrease in cash, cash equivalents and restricted cash	(17,243)	(56,431)	(59,148)

Cash, cash equivalents and restricted cash at beginning of period	64,100	120,531	179,679
Cash, cash equivalents and restricted cash at end of period	$46,857	$64,100	$120,531

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except per Share Data)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2023, 2022 and 2021

1 – GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2023, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of December 31, 2023 and 2022, and was formed to provide ship management services to the Company’s vessels. As of December 31, 2023 and 2022, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

Management has determined that GSSM qualifies as a variable interest entity, and, when aggregating the variable interest held by the Company and Synergy, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact GSSM’s economic performance. Accordingly, the Company consolidates GSSM.

Other General Information

As of December 31, 2023, 2022 and 2021, the Company’s fleet consisted of 46, 44 and 42 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2023:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Warrior Limited	Genco Warrior	55,435	12/17/07		2005
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Hadrian Limited	Genco Hadrian	169,025	12/29/08		2008
Genco Commodus Limited	Genco Commodus	169,098	7/22/09		2009
Genco Maximus Limited	Genco Maximus	169,025	9/18/09		2009
Genco Claudius Limited	Genco Claudius	169,001	12/30/09		2010
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,014	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,014	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Picardy Limited	Genco Picardy	55,255	8/16/10		2005
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,057	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Genco Magic Limited	Genco Magic	63,443	12/23/20		2014
Genco Vigilant Limited	Genco Vigilant	63,498	1/28/21		2015
Genco Freedom Limited	Genco Freedom	63,667	2/2/21		2015
Genco Enterprise Limited	Genco Enterprise	63,472	8/23/21		2016
Genco Madeleine Limited	Genco Madeleine	63,163	8/23/21		2014
Genco Mayflower Limited	Genco Mayflower	63,304	8/24/21		2017
Genco Constellation Limited	Genco Constellation	63,310	9/3/21		2017
Genco Laddey Limited	Genco Laddey	61,303	1/6/22		2022
Genco Mary Limited	Genco Mary	61,304	1/6/22		2022
Genco Reliance Limited	Genco Reliance	181,146	11/21/23		2016
Genco Ranger Limited	Genco Ranger	180,882	11/27/23		2016
Baltic Lion Limited	Genco Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Bear Limited	Baltic Bear	177,717	5/14/10		2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10		2010
Baltic Hornet Limited	Baltic Hornet	63,574	10/29/14		2014
Baltic Wasp Limited	Baltic Wasp	63,389	1/2/2015		2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,467	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

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

Accounting estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel valuations, impairment of vessels, the valuation of amounts due from charterers, performance claims, residual value of vessels, useful life of vessels, the fair value of time charters acquired, performance-based restricted stock units and the fair value of derivative instruments, if any. Actual results could differ from those estimates.

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

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$46,542	$58,142
Restricted cash – current	—	5,643
Restricted cash – noncurrent	315	315

Cash, cash equivalents and restricted cash	$46,857	$64,100

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, including receivables for spot market voyages, net of the provision for doubtful accounts. At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims. As of December 31, 2023 and 2022, the Company had a reserve of $3,257 and $2,141, respectively, against the due from charterers balance and an additional accrual of $540 and $592, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $202, $1,631 and $439 of realized gains in other (expense) income, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded ($96), $3 and $34 of unrealized (losses) gains in other (expense) income, respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of December 31, 2023 and 2022 was $1 and $168, respectively, and are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of December 31, 2023 and 2022 was $0 and $71, respectively, and are recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Inventories

Inventories consist of consumable bunkers and lubricants that are stated at the lower of cost and net realizable value. Cost is determined by the first in, first out method.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2023 and 2022 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities. See Note 9 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2023, 2022 and 2021 was $50,525, $50,092 and $49,417, respectively.

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

During the year ended December 31, 2023, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $4,513. The decrease in depreciation expense resulted in a $0.11 decrease to the basic and diluted net loss per share during the year ended December 31, 2023. The basic and diluted net loss per share for the year ended December 31, 2023 would have been $0.41 per share if there were no change in the estimated scrap value.

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

Amortization expense for drydocking for the years ended December 31, 2023, 2022 and 2021 was $13,253, $7,832 and $5,055, respectively, and is included in Depreciation and amortization expense in the Consolidated Statements of Operations. All other costs incurred during drydocking are expensed as incurred, with the exception of other capitalized costs incurred related to vessel assets and vessel equipment.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2023, 2022 and 2021 was $2,687, $2,266 and $1,759, respectively.

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

Nonvested stock awards

The Company follows Accounting Standards Codification (“ASC”) Subtopic 718-10, “Compensation — Stock Compensation” (“ASC 718-10”), for nonvested stock issued under its equity incentive plans. Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital in the Consolidated Statements of Equity.

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

The Company records time charter revenues, including spot market-related time charters, over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement for which the performance obligations are satisfied beginning when the vessel is delivered to the charterer until it is redelivered back to the Company. The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each respective billing period. As such, the revenue earned by the Company’s vessels that are on spot market-related time charters is subject to fluctuations of the spot market. Time charter contracts, including spot market-related time charters, are considered operating leases and therefore do not fall under the scope of ASC 606 — Revenue from Contracts with Customers (“ASC 606”) because (i) the vessel is an identifiable asset; (ii) the Company does not have substantive substitution rights; and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives economic benefit from such use.

The Company has identified that time charter agreements, including fixed rate time charters and spot market-related time charters, contain a lease in accordance with ASC 842 — Leases (Topic 842) (“ASC 842”). Refer to Note 13 — Voyage Revenues for further discussion.

Spot market voyage charters

In a spot market voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. The contract generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the years ended December 31, 2023, 2022 and 2021 is not a material percentage of the Company’s revenues.

Revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. Refer to Note 13 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss (gain) of $168, ($2,931) and ($1,889) during the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

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

Charter hire expenses

The costs to charter-in third party vessels, which primarily include the daily charter hire rate net of commissions, are recorded as Charter hire expenses. The Company recorded $9,135, $27,130 and $36,370 of charter hire expenses during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Impairment of long-lived assets

During the year ended December 31, 2023, the Company recorded $41,719 related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”). During the years ended December 31, 2022 and 2021, the Company did not incur any impairment of vessel assets in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

When the Company performs its analysis of the anticipated undiscounted future net cash flows, the Company utilizes various assumptions based on historical trends. Specifically, the Company utilizes the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time during which the Company’s vessels are not fixed on time charters or spot market voyage charters, the Company utilizes an estimated daily time charter equivalent for the vessels’ unfixed days based on the most recent ten year historical one-year time charter average.  In addition, the Company considers the current market rate environment and, if necessary, will adjust its estimates of future undiscounted cash flows to reflect the current rate environment. The projected undiscounted future net cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and required capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $400 per light weight ton, consistent with the Company’s depreciation policy during 2023.

The Company is currently considering the acquisition of modern, high specification Capesize vessels and management continues to evaluate other acquisition opportunities in the market. In order to partially fund the potential purchase of these modern vessels, management has begun to evaluate the sale of its older and smaller Capesize vessels that will be scheduled for their third special survey in 2024 in order to opportunistically renew our fleet going forward. Such review led management to assess its probability weighted undiscounted cash flows for such vessels, and this resulted in the Company recording such impairment charges in the third quarter of 2023. On September 30, 2023, the Company determined that the expected estimated future undiscounted cash flows for three of its Capesize vessels, the Genco Claudius, Genco Commodus and Genco Maximus, did not exceed the net book value of these vessels as of September 30, 2023. This resulted in an impairment loss of $28,102 during the year ended December 31, 2023.

On November 14, 2023, the Company entered into an agreement to sell the Genco Commodus, a 2009-built Capesize vessel, to a third party for $19,500 less a 1.0% commission payable to a third party. Additionally, on December 21, 2023, the Company entered into agreements to sell the Genco Claudius, a 2010-built Capesize vessel, to a third party for $18,500 less a 1.0% commission payable to a third party and the Genco Maximus, a 2009-built Capesize vessel, to a third party for $18,000 less a 1.0% commission payable to a third party. Therefore, the vessel values for the Genco Commodus, Genco Claudius and Genco Maximus were adjusted to their net sales price of $19,305, $18,315 and $17,820, respectively, as of December 31, 2023. This resulted in an additional impairment loss of $13,617 during the year ended December 31, 2023. On February 24, 2024, the Company terminated its agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. Refer to Note 18 — Subsequent Events for further discussion.

Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of certain aforementioned vessels.

Gain on sale of vessels

During the years ended December 31, 2023 and 2022, the Company did not complete the sale of any vessels. During the year ended December 31, 2021, the Company recorded net gains of $4,924, related to the sale of vessels. The net gains recognized during the year ended December 31, 2021 related primarily to the sale of the Genco Provence, partially offset by losses related to the sale of the Baltic Panther, the Baltic Hare, the Baltic Cougar, the Baltic Leopard and the Genco Lorraine, as well as net losses associated with the exchange of the Baltic Cove, Baltic Fox, Genco Spirit, Genco Avra and Genco Mare. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

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

Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the years ended December 31, 2023, 2022 and 2021. In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year.

Management believes that during the years ended December 31, 2023, 2022 and 2021, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the years ended December 31, 2023, 2022 and 2021, the Company qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

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

The Company established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017. GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore. The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA. Income from non-qualifying activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%). During the years ended December 31, 2023 and 2022, GSPL recorded $31 and $64 of income tax in Other (expense) income in the Consolidated Statement of Operations, respectively. During the year ended December 31, 2021, there was no income tax recorded by GSPL.

During 2018, the Company established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark. Genco Shipping A/S was subject to corporate taxes in Denmark a rate of 22% during 2023, 2022 and 2021. During the years ended December 31, 2023, 2022 and 2021, Genco Shipping A/S recorded $205, $1,209 and $2, respectively, of income tax in Other (expense) income in the Consolidated Statements of Operations.

GSSM was subject to corporate taxes in Singapore during 2023, 2022 and 2021 at a rate of 17%. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $238, $350 and $26, respectively, of income tax in Other (expense) income in the Consolidated Statements of Operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. The Company earned all of its voyage revenues from 110, 123 and 139 customers during the years ended December 31, 2023, 2022 and 2021.

For the year ended December 31, 2023, there were two customers that individually accounted for more than 10% voyage revenues: Rio Tinto Shipping (Asia) Pte. Ltd. and Oldendorff Carriers, including its subsidiaries, which represented 16.1% and 10.9% of voyage revenues, respectively. For the years ended December 31, 2022 and 2021, there were no customers that individually accounted for more than 10% of voyage revenues.

As of December 31, 2023 and 2022, the Company maintains all of its cash and cash equivalents with eight and six financial institutions, respectively. None of the Company’s cash and cash equivalents balance is covered by insurance in the event of default by these financial institutions.

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the existing segment reporting guidance (ASC Topic 280 — Segment Reporting (“ASC 280”)) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, companies with a single reporting segment will have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures.

The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on its financial statement disclosures.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2023, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $374 for the Purchase of vessels and ballast water treatment systems, including deposits and $161 for the Purchase of other fixed assets. For the year ended December 31, 2023, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,030 for Cash dividends payable and $38 for the Payment of deferred financing costs. Additionally, for the year ended December 31, 2023, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items in Prepaid expenses and other current assets consisting of $151 for the Purchase of vessels and ballast water treatment systems, including deposits.

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

During the years ended December 31, 2023, 2022 and 2021, cash paid for interest, net of amounts capitalized, was $13,626, $9,329 and $11,749, respectively, which was offset by $6,972, $1,936 and $0 received as a result of the interest rate cap agreements, respectively. Refer to Note 7 — Debt.

During the years ended December 31, 2023, 2022 and 2021, any cash paid for income taxes was insignificant.

During the year ended December 31, 2023, the Company made a reclassification of $55,440 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Genco Commodus, Genco Claudius and Genco Maximus prior to December 31, 2023. Refer to Note 4 — Vessel Acquisitions and Dispositions.

During the year ended December 31, 2022, the Company reclassified $18,543 from Deposits on vessels to Vessels, net of accumulated depreciation upon the delivery of the Genco Mary and the Genco Laddey. Refer to Note 4 — Vessel Acquisitions and Dispositions.

All stock options exercised during the years ended December 31, 2023, 2022 and 2021 were cashless. Refer to Note 16 — Stock-Based Compensation for further information.

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

4 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On October 10, 2023, the Company entered into an agreement to acquire a 2016-built 181,000 dwt Capesize vessel that was renamed the Genco Ranger for a purchase price of $43,100. Additionally, on November 14, 2023, the Company entered into an agreement to acquire a 2016-built 181,000 dwt Capesize vessel that was renamed the Genco Reliance for a purchase price of $43,000. The Genco Ranger and Genco Reliance were delivered on November 27, 2023 and November 21, 2023, respectively. The Company utilized a combination of cash on hand as well as a $65,000 draw down on the $450 Million Credit Facility to finance the purchases.

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

Capitalized interest expense associated with these newbuilding contracts for the year ended December 31, 2023, 2022 and 2021 was $0, $5 and $292, respectively.

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

Vessel Dispositions

On November 14, 2023, the Company entered into an agreement to sell the Genco Commodus, a 2009-built Capesize vessel, to a third party for $19,500 less a 1.0% commission payable to a third party. The sale was completed on February 7, 2024. Additionally, on December 21, 2023, the Company entered into agreements to sell the Genco Claudius, a 2010-built Capesize vessel, to a third party for $18,500 less a 1.0% commission payable to a third party and the Genco Maximus, a 2009-built Capesize vessel, to a third party for $18,000 less a 1.0% commission payable to a third party. Refer to Note 18 — Subsequent Events.

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

During November 2020, the Company entered into agreements to sell the Baltic Cougar, the Baltic Hare and the Baltic Panther. These vessels were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2020. The sale of the Baltic Hare, the Baltic Panther and the Baltic Cougar were completed on January 15, 2021, January 4, 2021 and February 24, 2021, respectively.

As of December 31, 2022, the Company recorded $5,643 of current restricted cash in the Consolidated Balance Sheets, representing the net proceeds from the sale of the Genco Provence on November 2, 2021 which served as collateral under the $450 Million Credit Facility. Pursuant to the $450 Million Credit Facility, the net proceeds received from the sale remained classified as restricted cash for 360 days following the sale date. That amount can be used towards the financing of replacement vessels meeting certain requirements and added as collateral under the facility. If such a replacement vessel is not added as collateral within such 360-day period, the Company will be required to use the proceeds as a loan prepayment. On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend this period with regard to net proceeds from the sale of the Genco Provence until October 28, 2023. Furthermore, on October 16, 2023, the Company entered into an agreement with the lenders to further extend this period until January 26, 2024. This restricted cash was released on November 29, 2023 upon the amendment of the existing $450 Million Credit Facility with the $500 Million Revolver. Refer also to Note 7 — Debt.

Refer to the “Impairment of long-lived assets” and the “Gain on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the gain on sale of vessels recorded during the years ended December 31, 2023, 2022 and 2021.

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

There were 368,190 stock options, 79,838 performance-based restricted stock units and 563,705 restricted stock units excluded from the computation of diluted net loss per share during the year ended December 31, 2023 because they were anti-dilutive (refer to Note 16 — Stock-Based Compensation).

The Company’s diluted net (loss) earnings per share will also reflect the assumed conversion of the equity warrants issued when the Company emerged from bankruptcy on July 9, 2014 (the “Effective Date”) if the impact is dilutive under the treasury stock method. The equity warrants had a seven-year term that commenced on the day following the Effective Date and were exercisable for one tenth of a share of the Company’s common stock. There were 3,936,761 equity warrants excluded from the computation of diluted earnings per share during the year ended December 31, 2021 because they were anti-dilutive. These equity warrants expired at 5:00 p.m. on July 9, 2021 without exercise.

The components of the denominator for the calculation of basic and diluted net (loss) earnings per share are as follows:

	For the Years Ended December 31,
	2023	2022	2021

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,766,262	42,412,722	42,060,996

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,766,262	42,412,722	42,060,996

Dilutive effect of stock options	—	314,143	313,684

Dilutive effect of performance-based restricted stock units	—	—	—

Dilutive effect of restricted stock units	—	188,631	214,191

Weighted-average common shares outstanding, diluted	42,766,262	42,915,496	42,588,871

6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023, 2022 and 2021, the Company did not have any related party transactions.

7 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2023	2022
Principal amount	$200,000	$171,000
Less: Unamortized deferred financing costs	(9,831)	(6,079)
Less: Current portion	—	—

Long-term debt, net	$190,169	$164,921

	December 31, 2023		December 31, 2022
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$450 Million Credit Facility	$—	$—	$171,000	$6,079
$500 Million Revolver	200,000	9,831	—	—

Total debt	$200,000	$9,831	$171,000	$6,079

As of December 31, 2023 and 2022, $9,831 and $6,079 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets. Amortization expense for deferred financing costs for the years ended December 31, 2023, 2022 and 2021 was $1,779, $1,694 and $3,536, respectively. This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

On November 29, 2023, the Company entered into a fourth amendment to amend, extend and upsize our existing $450 Million Credit Facility to implement the $500 Million Revolver as noted below.

In conjunction with the debt modification effective November 29, 2023 as discussed herein, the unamortized deferred financing costs for the $450 Million Credit Facility that was accounted for as a debt modification is being amortized over the life of the $500 Million Revolver in accordance with ASC 470-50.

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

$500 Million Revolver

On November 29, 2023, the Company entered into a fourth amendment to amend, extend and upsize its existing $450 Million Credit Facility. The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of our asset base as well as general corporate purposes (the “$500 Million Revolver”).

Key terms of the $500 Million Revolver are as follows:

●	Maximum loan capacity has been increased to $500,000.

●	The entire facility consists of a revolving credit facility.

●	Borrowings bear interest of 1.85% to 2.15% plus the Secured Overnight Financing Rate (“SOFR”), based on our ratio of total net indebtedness to EBITDA.

●	The interest rate of our borrowings may be further increased or decreased by a margin of up to 0.05% based on our performance regarding emissions targets.

●	The maturity date is November 2028.

●	The facility has a repayment profile of 20 years with total quarterly commitment reductions of approximately $15,000 per quarter.

●	Key covenants are substantially the same as those in the $450 Million Credit Facility.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend.

●	Collateral package includes 45 of the 46 vessels in the Company’s fleet as of December 31, 2023 and the Company has the ability to utilize the Genco Reliance or future vessels the Company may own as collateral.

●	Commitment fees are 40% of the applicable interest rate margin for unutilized commitments.

As of December 31, 2023, there was $294,795 of availability under the $500 Million Revolver. Total debt repayments of $9,750 were made during the year ended December 31, 2023 under the $500 Million Revolver. As of December 31, 2023, the total outstanding debt, net of unamortized deferred financing costs, was $190,169.

As of December 31, 2023, the Company was in compliance with all of the financial covenants under the $500 Million Revolver.

The following table sets forth the scheduled repayment of the outstanding principal debt of $200,000 as of December 31, 2023 under the $500 Million Revolver:

Year Ending December 31,	Total

2028	$200,000

Total debt	$200,000

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

The key terms associated with the $450 Million Credit Facility are as follows:

●	The final maturity date was August 3, 2026.

●	Borrowings were subject to a limit of the ratio of the principal amount of debt outstanding to the collateral (“LTV”) of 55%.

●	There was a non-committed accordion term loan facility whereby additional borrowings of up to $150,000 may be incurred if additional eligible collateral is provided; such additional borrowings were subject to an LTV ratio of 60% for collateral vessels less than five years old or 55% for collateral vessels at least five years old but not older than seven years.

●	Borrowings originally bore interest at the London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 2.15% to 2.75% based on the Company’s quarterly total net leverage ratio (the ratio of total indebtedness to consolidated EBITDA), which could be increased or decreased by a margin of up to 0.05% based on the Company’s performance regarding emissions targets. On May 30, 2023, the Company entered in an amendment to the $450 Million Credit Facility to transition from the use of LIBOR to calculate interest based on SOFR effective June 30, 2023, plus the applicable margin referred to above.

●	Scheduled quarterly commitment reductions were $11,720 per quarter followed by a balloon payment of $215,600.

●	Collateral included thirty-nine of our current vessels, leaving five vessels unencumbered.

●	Commitment fees were 40% of the applicable margin for unutilized commitments.

●	The Company could sell or dispose of collateral vessels without loan prepayment if a replacement vessel or vessels meeting certain requirements are included as collateral within 360 days.

●	The Company is subject to customary financial covenants, including a collateral maintenance covenant requiring the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of loans outstanding, a minimum liquidity covenant requiring our unrestricted cash and cash equivalents to be the greater of $500 per vessel or 5% of total indebtedness, a minimum working capital covenant requiring consolidated current assets (excluding restricted cash) minus current liabilities (excluding the current portion of debt) to be not less than zero, and a debt to capitalization covenant requiring the ratio of total net indebtedness to total capitalization to be not more than 70%.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend. Other restrictions in the dividend covenants of the Company’s prior credit facilities were eliminated.

On May 30, 2023, the Company entered into an amendment to the $450 Million Credit Facility to transition from the use of LIBOR to calculate interest to SOFR effective June 30, 2023. Borrowings bore interest at SOFR plus the applicable margin effective June 30, 2023.

On November 8, 2022, the Company entered into an agreement with the lenders under the $450 Million Credit Facility to extend the 360-day period that the net proceeds received from the sale of the Genco Provence may be held as restricted cash to finance a qualifying replacement vessel until October 28, 2023. Furthermore, on October 16, 2023, the Company entered into an agreement with the lenders to further extend this period until January 26, 2024. This restricted cash was released on November 29, 2023 upon the amendment of the existing $450 Million Credit Facility with the $500 Million Revolver. Refer also to Note 4 — Vessel Acquisitions and Dispositions.

Total debt repayments of $236,000, $75,000 and $104,000 were made during the years ended December 31, 2023, 2022 and 2021, respectively, under the $450 Million Credit Facility.

On November 29, 2023, the Company entered into a fourth amendment to the $450 Million Credit Facility; refer to the “$500 Million Revolver” section above. As of December 31, 2023 and 2022, the total outstanding debt, net of unamortized deferred financing costs, was $0 and $164,921, respectively.

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

On August 31, 2021, the $133 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above. As of December 31, 2023 and 2022, the total outstanding net debt balance under this facility was $0.

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

Total debt repayments of $114,940 were made during the year ended December 31, 2021 under the $133 Million Credit Facility.

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

On August 31, 2021, the $495 Million Credit Facility was refinanced with the $450 Million Credit Facility; refer to the “$450 Million Credit Facility” section above. As of December 31, 2023 and 2022, the total outstanding net debt balance under this facility was $0.

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

Total debt repayments of $334,288 were made during the year ended December 31, 2021 under the $495 Million Credit Facility.

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

	For the Years Ended December 31,
	2023	2022	2021
Effective Interest Rate	8.29%	4.63%	3.22%
Range of Interest Rates (excluding unused commitment fees)	6.43 % to 7.58%	2.26 % to 6.54%	2.24 % to 3.48%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 14 — Leases), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum. During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum. The letter of credit outstanding was $300 as of December 31, 2023 and 2022 at a fee of 1.375% per annum. The letter of credit is cancelable on each renewal date provided the landlord is given 30 days' minimum notice. As of December 31, 2023 and 2022, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015. These amounts have been recorded as restricted cash included in total noncurrent assets in the Consolidated Balance Sheets as of December 31, 2023 and 2022.

-

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of December 31, 2023 and 2022, the Company had one and three interest rate cap agreements outstanding, respectively, to manage interest costs and the risk associated with variable interest rates. The three interest rate cap agreements that we held were initially designated and qualified as cash flow hedges. The premium paid is recognized in income on a rational basis, and all changes in the value of the caps are deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings. One of the Company’s $50,000 interest rate cap agreements expired on March 10, 2023 and the Company’s $100,000 interest rate cap agreement expired on December 29, 2023.

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap are recorded within interest expense. As the forecasted interest payments hedged are not remote of occurring, the amounts in AOCI as of the date of de-designation will be recognized over the remaining original hedge period. During the years ended December 31, 2023 and 2022, the Company recorded a loss (gain) of $66 and ($94) in interest expense for the portion of the interest rate caps not designated as a hedging instrument.

The following table summarizes the interest rate cap agreement in place as of December 31, 2023.

Interest Rate Cap Detail				Notional Amount Outstanding
				December 31,
Trade date	Cap Rate	Start Date	End Date	2023

March 25, 2021	0.75%	April 29, 2021	March 28, 2024	$50,000
				$50,000

The Company records the fair value of the interest rate caps as Fair value of derivative instruments in the current and non-current asset section on its Consolidated Balance Sheets. The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically SOFR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. The valuation of the interest rate caps was transitioned to the use of SOFR rates on June 30, 2023 upon the transition of the calculation of the interest expense under the Company’s debt from LIBOR to SOFR (see Note 7 — Debt).

The Company recorded a $5,953 unrealized loss for the year ended December 31, 2023 in AOCI. The estimated income that is currently recorded in AOCI as of December 31, 2023 that is expected to be reclassified into earnings within the next twelve months is $527.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Operations

	For the Year Ended December 31,
	2023	2022	2021
	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$8,780	$9,094	$15,357

The effects of fair value and cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$(6,871)	$(2,056)	$—
Premium excluded and recognized on an amortized basis	143	180	197
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—

The following table shows the interest rate cap assets as of December 31, 2023 and 2022:

		December 31,	December 31,
	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$515	$6,112

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$381

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$57	$200

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$42

The components of AOCI included in the accompanying Consolidated Balance Sheet consists of net unrealized losses on cash flow hedges as of December 31, 2023.

AOCI — January 1, 2023	$6,480

Amount recognized in OCI on derivative, intrinsic	(6,275)
Amount recognized in OCI on derivative, excluded	322
Amount reclassified from OCI into income	—

AOCI — December 31, 2023	$527

9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of December 31, 2023 and 2022 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$46,542	$46,542	$58,142	$58,142
Restricted cash	315	315	5,958	5,958
Principal amount of floating rate debt	200,000	200,000	171,000	171,000

The carrying value of the borrowings under the $500 Million Revolver as of December 31, 2023 and the $450 Million Credit Facility as of December 31, 2022, which exclude the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as each of these credit facilities represent floating rate loans. Refer to Note 7 — Debt for further information regarding the Company’s credit facilities. The carrying amounts of the Company’s other financial instruments as of December 31, 2023 and 2022 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the year ended December 31, 2023, the vessel assets for three of the Company’s vessels were written down as part of the impairment recorded during the period. There was no vessel impairment recorded during the years ended December 31, 2022 and 2021. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input.  Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of use asset if there are indicators of impairment.  During the years ended December 31, 2023, 2022 and 2021, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of December 31, 2023 and 2022.

10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2023	2022
Vessel stores	$152	$142
Deferred contract costs (see Note 13)	1,938	2,474
Prepaid items	4,808	3,098
Insurance receivable	1,402	1,180
Advance to agents	1,183	463
Other	671	1,042
Total prepaid expenses and other current assets	$10,154	$8,399

11 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2023	2022
Fixed assets, at cost:
Vessel equipment	$11,781	$11,670
Furniture and fixtures	477	449
Leasehold improvements	1,588	1,584
Computer equipment	1,288	1,107
Total costs	15,134	14,810
Less: accumulated depreciation and amortization	(8,063)	(6,254)
Total fixed assets, net	$7,071	$8,556

12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022
Accounts payable	$10,650	$16,162
Accrued general and administrative expenses	5,700	6,171
Accrued vessel operating expenses	7,895	7,142
Total accounts payable and accrued expenses	$24,245	$29,475

13 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2023, 2022 and 2021, the Company earned $383,825, $536,934 and $547,129 of voyage revenues, respectively.

Revenue for spot market voyage charters is recognized ratably over the total transit time of the voyage, which begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606.  Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port, in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period is deferred and recorded in Prepaid expenses and other current assets as deferred contract costs in the Consolidated Balance Sheets and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses. Similarly, for any third party vessels that are chartered in, the charter hire expenses during this period are deferred and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses. Refer also to Note 10 — Prepaid Expenses and Other Current Assets.

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

Total voyage revenue recognized in the Consolidated Statements of Operations includes the following:

	For the Years Ended
	December 31,
	2023	2022	2021
Lease revenue	$150,719	$229,787	$160,242
Spot market voyage revenue	233,106	307,147	386,887
Total voyage revenues	$383,825	$536,934	$547,129

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

The Company entered into a lease for office space in Singapore effective January 17, 2019 for a three-year term, which was initially extended effective January 17, 2022 for a two-year term. This lease was further extended effective January 17, 2024 for a two-year term.

Lastly, the Company entered into a lease for office space in Copenhagen effective May 1, 2019 which ended January 31, 2023. During June 2022, a lease was signed for a new office space in Copenhagen effective January 1, 2023 for a minimum period ending January 1, 2025.

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was a free base rental period for the first four and a half months commencing on July 26, 2019. Following the expiration of the free base rental period, the monthly base sublease income is $102 per month until September 29, 2025. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Consolidated Statements of Operations. There was $1,223 of sublease income recorded during each of the years ended December 31, 2023, 2022 and 2021, respectively.

There was $1,721, $1,789 and $1,852 of operating lease costs recorded during the years ended December 31, 2023, 2022 and 2021, respectively, which was recorded in General and administrative expenses in the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of December 31, 2023 is as follows:

December 31,
2023
Operating Lease:
Operating lease right-of-use assets	$2,628

Current operating lease liabilities	$2,295
Long-term operating lease liabilities	1,801
Total operating lease liabilities	$4,096

Weighted average remaining lease term (years)	1.75
Weighted average discount rate	5.15%

Maturities of operating lease liabilities as of December 31, 2023 are as follows:

December 31,
2023
2024	$2,453
2025	1,839
Total lease payments	4,292
Less imputed interest	(196)
Present value of lease liabilities	$4,096

Consolidated Cash Flow information related to leases are as follows:

	For the Year Ended
	December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,378	$2,230	$2,230

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842.  The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the years ended December 31, 2023, 2022 and 2021, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the years ended December 31, 2023, 2022 and 2021 for these charter-in agreements.

15 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to U.S. based full-time employees who meet the plan’s eligibility requirements. This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415. Any matching contribution the Company makes vests immediately. For the years ended December 31, 2023, 2022 and 2021, the Company’s matching contributions to this plan were $650, $482 and $440, respectively.

16 - STOCK-BASED COMPENSATION

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

As of December 31, 2023, the Company has awarded restricted stock units, performance-based restricted stock units, restricted stock and stock options under the Amended 2015 Plan.

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

For the years ended December 31, 2023, 2022 and 2021, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2023	2022	2021
General and administrative expenses	$83	$278	$635

Amortization of the unamortized stock-based compensation balance of $6 as of December 31, 2023 is expected to be amortized during the year ended December 31, 2024.  The following table summarizes the stock option activity for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023			2022			2021
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average	Number	Average	Average
	of	Exercise	Fair	of	Exercise	Fair	of	Exercise	Fair
	Options	Price	Value	Options	Price	Value	Options	Price	Value
Outstanding as of January 1	415,227	$7.91	$2.78	916,287	$9.02	$4.08	837,338	$8.86	$4.02
Granted	—	—	—	—	—	—	118,552	9.91	4.33
Exercised	(47,037)	7.70	2.53	(501,060)	9.94	5.16	(39,603)	8.37	3.46
Forfeited	—	—	—	—	—	—	—	—	—

Outstanding as of December 31	368,190	$7.93	$2.82	415,227	$7.91	$2.78	916,287	$9.02	$4.08

Exercisable as of December 31	337,654	$7.76	$2.68	221,336	$7.63	$2.63	488,969	$9.88	$5.04

The following table summarizes certain information about the options outstanding as of December 31, 2023:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2023			December 31, 2023
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.93	30,536	$9.91	3.15	337,654	$7.76	2.25

As of December 31, 2023 and 2022, a total of 368,190 and 415,227 stock options were outstanding, respectively.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of December 31, 2023 and 2022, 808,880 and 612,300 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the Amended 2015 Plan described above.

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

The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding as of January 1	641,972	$15.74	306,887	$9.65	298,834	$7.49
Granted	214,497	16.26	533,969	17.55	159,492	11.93
Vested	(243,442)	14.36	(198,884)	11.23	(151,439)	7.79
Forfeited	(49,322)	16.42	—	—	—	—

Outstanding as of December 31	563,705	$16.47	641,972	$15.74	306,887	$9.65

The total fair value of the RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $4,260, $4,006 and $1,838, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2023:

Unvested RSUs			Vested RSUs
December 31, 2023			December 31, 2023
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
563,705	$16.47	1.38	290,782	$12.38

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of December 31, 2023, unrecognized compensation cost of $4,204 related to RSUs will be recognized over a weighted-average period of 1.38 years.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2023	2022	2021
General and administrative expenses	$5,050	$2,964	$1,632

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

The grant date fair value of the ROIC awards was estimated using the closing share price of the Company’s stock on the date of grant. The total quantity of PRSUs eligible to vest under these awards range from zero to 200% of the target based on actual ROIC performance during the performance period. As such ROIC awards are subject to performance conditions and compensation cost is recognized over the service period based on the amounts of awards that the Company believes is probable that will vest, net of anticipated forfeitures. To the extent the Company’s estimate changes, the Company will recognize a cumulative catch up in subsequent reporting periods.

The PRSUs, if earned, will ordinarily vest during the first quarter of 2026 and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted, which would amount to 79,838 PRSUs. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of December 31, 2023, unrecognized compensation cost of $1,118 related to PRSUs will be recognized over a weighted-average period of 2.00 years.

Significant inputs used in the estimation of the fair value of these awards granted during the year ended December 31, 2023 are as follows:

Significant Input	December 31, 2023
Closing share price of our common stock	$14.36 to $16.30
Risk-free rate of return	3.81% to 4.38%
Expected volatility of our common stock	53.38% to 54.53%
Holding period discount	0%
Simulation term (in years)	2.54 to 2.72
Range of target	0% to 200%

For the years ended December 31, 2023, 2022 and 2021, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2023	2022	2021
General and administrative expenses	$397	$—	$—

17 - LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Corporation Limited, which had subchartered the vessel from BG Shipping Co. Limited, which in turn had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. The petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel was only released at the end of February 2023. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel was not generating revenue while it was subject to arrest. The Company vigorously defended them while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited and proceeded with arbitration. During the first quarter of 2024, the Company settled all disputes and claims pertaining to this matter by entering into settlement agreements with the opposing parties. Under the settlement terms, which are currently being implemented, the Company will be reimbursed for damages the Company sustained because of the arrest of the Genco Constellation (including contractual revenue and affiliated expenses) as well as for the ensuing legal and security fees and costs the Company have incurred in order to defend against the claims brought by the other parties.

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

18 - SUBSEQUENT EVENTS

On February 21, 2024, the Company’s Board of Directors awarded grants of 168,411 RSUs to certain individuals under the 2015 Plan.  The awards generally vest ratably on each of the three year anniversaries of February 23, 2024. Additionally, on February 21, 2024, the Company’s Board of Directors awarded grants of 99,065 PRSUs to certain individuals for a three-year performance period ending December 31, 2026. The PRSUs, if earned, will vest during the first quarter of 2027.

On February 21, 2024, the Company announced a regular quarterly dividend of $0.41 per share to be paid on or about March 13, 2024, to shareholders of record as of March 6, 2024.  The aggregate amount of the dividend is expected to be approximately $17.8 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

On February 7, 2024, the Company completed the sale of the Genco Commodus, a 2009-built Capesize vessel, to a third party for $19,500 less a 1.0% commission payable to a third party. The vessel asset for the Genco Commodus has been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2023 at its estimated net realizable value. This vessel served as collateral under the $500 Million Revolver.

On February 24, 2024, the Company terminated its agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. The Company continues to market these vessels for sale in what it believes are favorable market conditions that may allow it to sell the vessels at prices above those previously agreed with the former buyers. Refer to Note 4 — Vessel Acquisitions and Dispositions.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2023.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 68 of this report.

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

ITEM 9B. OTHER INFORMATION

The following information is being provided in this Item 9B in lieu of being provided on a Current Report on Form 8-K under Item 5.02:

The Company’s 2015 Equity Incentive Plan, as previously amended to date (the “Plan”) and the Company’s employment agreement dated September 21, 2007, as previously amended to date, with John C. Wobensmith, its Chief Executive Officer and President (the “Employment Agreement”), both contained definitions of Change in Control with references to Apollo Global Management LLC, Centerbridge Partners L.P., and Strategic Value Partners, LLC and certain related entities. These references were intended to prevent certain transactions involving these entities from resulting in enhanced treatment of compensation awards based on a Change in Control. As no such entities are currently significant shareholders of the Company, our Board of Directors and its Compensation Committee deemed it appropriate to remove these references by means of an amendment and restatement of the Plan and an amendment to the Employment Agreement. Copies of these amendment documents are attached as Exhibits 10.5 and 10.64 to this report and are incorporated herein by reference to such exhibits. The foregoing descriptions of such amendment documents do not purport to be complete and are qualified in their entirety by reference to such exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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
February 27, 2024

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023 (the “2024 Proxy Statement”) Information relating to our Code of Conduct and Ethics and our Inside Information, Market Communications and Securities Trading Policy and Procedures is incorporated by reference to the text set forth in the 2024 Proxy Statement under the heading “Environmental, Social, and Governance (ESG) Highlights”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2024 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2024 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2024 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2024 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

2.1	Confirmation Order, dated July 2, 2014.(1)

2.2	First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code.(1)

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(6)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(7)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(8)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(9)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated May 13, 2021.(10)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(11)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(12)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020(13)

3.12	Third Amendment to Amended and Restated By-Laws, dated January 11, 2021(14)

3.13	Fourth Amendment to Amended and Restated By-Laws, dated March 28, 2023(15)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

4.3	Description of Genco Shipping & Trading Limited’s Common Stock.(16)

10.1	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.2	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

Exhibit	Document
10.3	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.4	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.5	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(*)

10.6	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(18)

10.7	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(18)

10.8

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

10.9

Amending and Restating Agreement, dated November 15, 2016, by and among Genco Shipping & Trading Limited, the borrowers and financial institutions listed therein, Genco Holdings Limited, and Hayfin Services LLP, as agent and security agent.(19)

10.10	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.11	Letter Agreement dated August 7, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.12	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.13

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

10.14	Amendment to Restricted Stock Unit Agreements Pursuant to the Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(15)

10.15

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
10.16

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

10.17

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent.(24)

10.18

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Crédit Agricole Corporate And Investment Bank, as Administrative Agent and Security Agent.(24)

10.19	Genco Annual Incentive Plan adopted March 4, 2019.(23)

10.20	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(25)

10.21	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(25)

10.22

Letter Amendment dated as of April 29, 2020 by and among Genco Shipping & Trading Limited as Borrower, Nordea Bank ABP, New York Branch, as Administrative Agent, and Security Agent, and the Lenders party thereto, pertaining to the $495 Million Credit Facility.(26)

10.23

Letter Amendment dated as of April 29, 2020 by and among Genco Shipping & Trading Limited as Borrower, Credit Agricole Corporate and Investment Bank, as Administrative Agent and Security Agent, and the Lenders party thereto, pertaining to the $133 Million Credit Facility.(26)

10.24

Fourth Amendment to Amended and Restated Credit Agreement dated as of June 5, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(26)

10.25

Amendment and Restatement Agreement dated as of June 11, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Revolving Lenders and other lenders party thereto, and Crédit Agricole Corporate & Investment Bank, as Administrative Agent and as Security Agent, pertaining to the $133 Million Credit Facility.(27)

10.26

Fifth Amendment to Amended and Restated Credit Agreement dated as of December 17, 2020 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(28)

10.27

Letter Amendment to Amended and Restated Credit Agreement dated as of January 18, 2021 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent, pertaining to the $495 Million Credit Facility.(28)

10.28	Form of Director Restricted Stock Unit Agreement dated as of July 15, 2020 (26)

Exhibit	Document
10.29	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(33)

10.30	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(33)

10.31	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(33)

10.32	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(33)

10.33	Letter Agreement by and among Genco Shipping & Trading Limited, Centerbridge Partners L.P., and the Investors named therein, dated March 22, 2021.(29)

10.34	Amendment to Award Agreements dated June 14, 2021.(30)

10.35	Restricted Stock Unit Agreement dated May 4, 2021 between Genco Shipping & Trading Limited and Arthur L. Regan.(30)

10.36	Restricted Stock Unit Agreement dated May 13, 2021 between Genco Shipping & Trading Limited and James G. Dolphin.(30)

10.37	Form of Director Restricted Stock Unit Agreement dated May 13, 2021.(30)

10.38

US$450 Million Credit Agreement dated as of August 3, 2021, by and among Genco Shipping & Trading Limited as Borrower, the other Guarantors party thereto, the Lenders party thereto, Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, Security Trustee and Sustainability Coordinator, Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ), and DNB Markets, Inc., as Mandated Lead Arrangers and Bookrunners, and ING Bank N.V., London Branch and CIT Bank, N.A., as Co-Arrangers.(30)

10.39

First Amendment to Credit Agreement dated as of November 8, 2022, by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(34)

10.40	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(31)

10.41	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(31)

10.42	Restricted Stock Unit Agreement dated May 16, 2022 between Genco Shipping & Trading Limited and James G. Dolphin.(32)

10.43	Form of Director Restricted Stock Unit Agreement dated May 16, 2022.(32)

10.44	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(34)

10.45	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(34)

Exhibit	Document
10.46	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and John C. Wobensmith.(37)
10.47	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Peter Allen.(37)

10.48	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Joseph Adamo.(37)

10.49	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Jesper Christensen.(37)

10.50	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and John C. Wobensmith.(37)

10.51	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Peter Allen.(37)

10.52	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Joseph Adamo.(37)

10.53	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Jesper Christensen.(37)

10.54	Restricted Stock Unit Grant Agreement dated June 16, 2023 between Genco Shipping & Trading Limited and Peter Allen.(37)

10.55	Performance PRSU Grant Agreement dated June 16, 2023 between Genco Shipping & Trading Limited and Peter Allen.(37)

10.56	Restricted Stock Unit Agreement dated May 16, 2023 between Genco Shipping & Trading Limited and James G. Dolphin.(*)

10.57	Form of Director Restricted Stock Unit Agreement dated May 16, 2023.(*)

10.58	Separation Agreement by and between Robert Hughes and Genco Shipping & Trading Limited, entered into on March 2, 2023.(36)

10.59	Separation Agreement by and between Apostolos Zafolias and Genco Shipping & Trading Limited, entered into on May 3, 2023.(36)

10.60

Second Amendment to Credit Agreement dated as of May 30, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(37).

10.61

Third Amendment to Credit Agreement dated as of October 16, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(*).

10.62

Fourth Amendment to Credit Agreement dated as of November 29, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(*).

Exhibit	Document
10.63	Letter Agreement dated February 27, 2024 between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

19.1	Inside Information, Market Communications and Securities Trading Policy and Procedures.(*)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

97	Genco Shipping & Trading Limited Policy for the Recovery of Erroneously Awarded Compensation.(35)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022 (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)   Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2020.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2018.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2019.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2020.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2020.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2020.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2021.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2021.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission on May 4, 2022.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 3, 2022.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2022.

(34)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2023.

(35)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2023.

(36)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 3, 2023.

(37)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 27, 2024.

SIGNATURE	TITLE

/s/ John C. Wobensmith	CHIEF EXECUTIVE OFFICER, PRESIDENT, AND DIRECTOR
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Peter Allen	CHIEF FINANCIAL OFFICER
Peter Allen	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ James G. Dolphin	CHAIRMAN OF THE BOARD AND DIRECTOR
James G. Dolphin

/s/ Kathleen C. Haines	DIRECTOR
Kathleen C. Haines

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Karin Y. Orsel	DIRECTOR
Karin Y. Orsel

/s/ Arthur L. Regan	DIRECTOR
Arthur L. Regan