Form 10-Q
period 2024-03-31
GENCO SHIPPING & TRADING LTD
filed 2024-05-08
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2024: Common stock, par value $0.01 per share — 42,751,752 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$48,364	$46,542
Due from charterers, net of a reserve of $2,299 and $3,257, respectively	21,888	17,815
Prepaid expenses and other current assets	9,076	10,154
Inventories	30,638	26,749
Fair value of derivative instruments	—	572
Vessels held for sale	36,218	55,440
Total current assets	146,184	157,272

Noncurrent assets:
Vessels, net of accumulated depreciation of $308,626 and $296,452, respectively	934,572	945,114
Deferred drydock, net of accumulated amortization of $27,480 and $23,047 respectively	27,264	29,502
Fixed assets, net of accumulated depreciation and amortization of $8,134 and $8,063, respectively	7,211	7,071
Operating lease right-of-use assets	2,260	2,628
Restricted cash	315	315
Total noncurrent assets	971,622	984,630

Total assets	$1,117,806	$1,141,902

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$31,296	$24,245
Deferred revenue	5,679	8,746
Current operating lease liabilities	2,325	2,295
Total current liabilities:	39,300	35,286

Noncurrent liabilities:
Long-term operating lease liabilities	1,208	1,801
Long-term debt, net of deferred financing costs of $9,332 and $9,831, respectively	160,668	190,169
Total noncurrent liabilities	161,876	191,970

Total liabilities	201,176	227,256

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,751,752 and 42,546,959 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	427	425
Additional paid-in capital	1,536,987	1,553,421
Accumulated other comprehensive income	—	527
Accumulated deficit	(622,319)	(641,117)
Total Genco Shipping & Trading Limited shareholders’ equity	915,095	913,256
Noncontrolling interest	1,535	1,390
Total equity	916,630	914,646
Total liabilities and equity	$1,117,806	$1,141,902

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Voyage revenues	$117,435	$94,391

Total revenues	117,435	94,391

Operating expenses:
Voyage expenses	37,200	37,435
Vessel operating expenses	25,932	24,393
Charter hire expenses	3,510	3,664
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,382 and $1,559, respectively)	7,664	7,750
Technical management expenses	1,031	762
Depreciation and amortization	17,223	15,944
Loss on sale of vessels	978	—
Other operating expense	1,804	—

Total operating expenses	95,342	89,948

Operating income	22,093	4,443

Other income (expense):
Other income (expense)	66	(324)
Interest income	824	770
Interest expense	(4,040)	(2,029)

Other expense, net	(3,150)	(1,583)

Net income	18,943	2,860
Less: Net income attributable to noncontrolling interest	145	226
Net income attributable to Genco Shipping & Trading Limited	$18,798	$2,634

Earnings per share-basic	$0.44	$0.06
Earnings per share-diluted	$0.43	$0.06
Weighted average common shares outstanding-basic	42,918,248	42,632,059
Weighted average common shares outstanding-diluted	43,606,580	43,097,362

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2024 and 2023

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Net income	$18,943	$2,860

Other comprehensive loss	(527)	(1,628)

Comprehensive income	18,416	1,232
Less: Comprehensive income attributable to noncontrolling interest	145	226
Comprehensive income attributable to Genco Shipping & Trading Limited	$18,271	$1,006

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2024 and 2023

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2024	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

Net income				18,798	18,798	145	18,943

Other comprehensive loss			(527)		(527)		(527)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.41 per share)		(17,814)			(17,814)		(17,814)

Nonvested stock amortization		1,382			1,382		1,382

Balance — March 31, 2024	$427	$1,536,987	$—	$(622,319)	$915,095	$1,535	$916,630

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2023	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net income				2,634	2,634	226	2,860

Other comprehensive loss			(1,628)		(1,628)		(1,628)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.50 per share)		(21,516)			(21,516)		(21,516)

Nonvested stock amortization		1,559			1,559		1,559

Balance — March 31, 2023	$425	$1,568,818	$4,852	$(625,613)	$948,482	$1,102	$949,584

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$18,943	$2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,223	15,944
Amortization of deferred financing costs	499	418
Right-of-use asset amortization	368	360
Amortization of nonvested stock compensation expense	1,382	1,559
Loss on sale of vessels	978	—
Amortization of premium on derivatives	45	59
Insurance proceeds for protection and indemnity claims	117	34
Change in assets and liabilities:
(Increase) decrease in due from charterers	(4,073)	8,641
Decrease (increase) in prepaid expenses and other current assets	651	(2,263)
Increase in inventories	(3,889)	(3,428)
Increase (decrease) in accounts payable and accrued expenses	5,831	(97)
(Decrease) increase in deferred revenue	(3,067)	71
Decrease in operating lease liabilities	(563)	(480)
Deferred drydock costs incurred	(2,194)	(4,112)
Net cash provided by operating activities	32,251	19,566

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(930)	(2,003)
Purchase of other fixed assets	(240)	(1,085)
Net proceeds from sale of vessels	18,505	—
Insurance proceeds for hull and machinery claims	159	235
Net cash provided by (used in) investing activities	17,494	(2,853)

Cash flows from financing activities:
Repayments on the $500 Million Revolver	(30,000)	—
Repayments on the $450 Million Credit Facility	—	(8,750)
Cash dividends paid	(17,885)	(21,666)
Payment of deferred financing costs	(38)	—
Net cash used in financing activities	(47,923)	(30,416)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,822	(13,703)

Cash, cash equivalents and restricted cash at beginning of period	46,857	64,100
Cash, cash equivalents and restricted cash at end of period	$48,679	$50,397

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

As of March 31, 2024, the Company’s fleet consisted of 45 drybulk vessels, including 18 Capesize drybulk vessels, 15 Ultramax drybulk vessels and twelve Supramax drybulk vessels, with an aggregate carrying capacity of approximately 4,828,000 dwt and an average age of approximately 11.8 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of March 31, 2024 and December 31, 2023, which provides ship management services to the Company’s vessels. As of March 31, 2024 and December 31, 2023, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements, including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the disclosures and footnotes normally included in complete consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024 (the “2023 10-K”). The accompanying Condensed Consolidated Financial Statements include the accounts of GS&T and its direct and indirect wholly-owned subsidiaries and GSSM. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2024.

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

Cash, cash equivalents and restricted cash

The Company considers highly liquid investments, such as money market funds and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Non-current restricted cash includes cash that is restricted pursuant to our lease agreement. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$48,364	$46,542
Restricted cash – current	—	—
Restricted cash – noncurrent	315	315

Cash, cash equivalents and restricted cash	$48,679	$46,857

Vessels held for sale

On November 14, 2023 the Company entered into an agreement to sell the Genco Commodus and the sale of the vessel was completed on February 7, 2024. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2023.

Additionally, on December 21, 2023 the Company entered into agreements to sell the Genco Claudius and Genco Maximus. On February 24, 2024, the Company terminated its agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. During the first quarter of 2024, the Company commenced arbitration with the buyers, seeking a declaration that it validly terminated the agreements due to the buyers’ breach, and to retain the deposits paid by the buyers in connection with the sales, totaling $3,650. During the second quarter of 2024, the Company and the buyers reached an agreement in principle to settle this matter and conclude the arbitration proceeding in exchange for the buyers releasing the deposits to the Company. On March 1, 2024, the Company entered into new agreements to sell the Genco Claudius and Genco Maximus to a separate unaffiliated third-party. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

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

During the three months ended March 31, 2024 and 2023, the Company recorded $18 and $108 of realized gains in other income (expense), respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $160 and ($42) of unrealized gains (losses) in other income (expense), respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of March 31, 2024 and December 31, 2023 is $161 and $1, respectively, and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of March 31, 2024 and December 31, 2023 is $1 and $0, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain (loss) of $80 and ($371) during the three months ended March 31, 2024 and 2023, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Loss on sale of vessels

During the three months ended March 31, 2024, the Company recorded a net loss of $978 related primarily to the sale of the Genco Commodus. During the three months ended March 31, 2023, the Company did not complete the sale of any vessels. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Other operating expense

Other operating expense of $1,804 recorded during the three months ended March 31, 2024 consists of costs incremental to routine expenses that were incurred related to the Company’s 2024 annual meeting to be held on May 23, 2024.

3 – CASH FLOW INFORMATION

For the three months ended March 31, 2024, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $961 for the Purchase of vessels and ballast water treatment systems, including deposits, $678 for the Purchase of other fixed assets and $178 for the Net proceeds from sale of vessels. For the three months ended March 31, 2024, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $959 for Cash dividends payable.

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

During the three months ended March 31, 2024 and 2023, cash paid for interest, net of amounts capitalized, was $4,001 and $3,331, respectively, which was offset by $588 and $1,827 received as result of the interest rate cap agreements, respectively.

During the three months ended March 31, 2024 and 2023, any cash paid for income taxes was insignificant.

All stock options exercised during the three months ended March 31, 2024 and 2023 were cashless. Refer to Note 13 — Stock-Based Compensation for further information.

On February 21, 2024, the Company granted 168,411 restricted stock units and 99,065 performance-based restricted stock units to certain individuals. The aggregate fair value of these restricted stock units and performance-based restricted stock units was $3,060 and $2,143, respectively.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$613	$557

4 – VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On October 10, 2023, the Company entered into an agreement to acquire a 2016-built 181,000 dwt Capesize vessel that was renamed the Genco Ranger for a purchase price of $43,100. Additionally, on November 14, 2023, the Company entered into an agreement to acquire a 2016-built 181,000 dwt Capesize vessel that was renamed the Genco Reliance for a purchase price of $43,000. The Genco Ranger and Genco Reliance were delivered on November 27, 2023 and November 21, 2023, respectively. The Company utilized a combination of cash on hand as well as a $65,000 draw down on the $450 Million Credit Facility (as defined in Note 7 below) to finance the purchases.

Vessel Dispositions

On November 14, 2023, the Company entered into an agreement to sell the Genco Commodus, a 2009-built Capesize vessel, to a third party for $19,500 less a 1.0% commission payable to a third party. The sale was completed on February 7, 2024.

Additionally, on December 21, 2023, the Company entered into agreements to sell the Genco Claudius, a 2010-built Capesize vessel, to a third party for $18,500 less a 1.0% commission payable to a third party and the Genco Maximus, a 2009-built Capesize vessel, to a third party for $18,000 less a 1.0% commission payable to a third party. On February 24, 2024, the Company terminated its agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. On March 1, 2024, the Company entered into new agreements to sell the Genco Claudius and Genco Maximus to a separate unaffiliated third-party for $24,200 less a 2.0% commission payable to a third party and $22,800 less a 2.0% commission payable to a third party, respectively. The sales of the Genco Claudius and Genco Maximus were completed on April 22, 2024 and April 2, 2024, respectively.

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

The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

	For the Three Months Ended
	March 31,
	2024	2023

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	42,918,248	42,632,059

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	42,918,248	42,632,059

Dilutive effect of stock options	200,531	214,611

Dilutive effect of performance-based restricted stock units	162,735	—

Dilutive effect of restricted stock units	325,066	250,692

Weighted-average common shares outstanding, diluted	43,606,580	43,097,362

6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024 and 2023, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2024	2023
Principal amount	$170,000	$200,000
Less: Unamortized deferred financing costs	(9,332)	(9,831)
Less: Current portion	—	—

Long-term debt, net	$160,668	$190,169

$500 Million Revolver

On November 29, 2023, the Company entered into a fourth amendment to amend, extend and upsize its existing $450 Million Credit Facility (as defined below). The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of our asset base as well as general corporate purposes (the “$500 Million Revolver”). The maturity date of the $500 Million Revolver is November 29, 2028.

As of March 31, 2024, there was $298,894 availability under the $500 Million Revolver. Total debt repayments of $30,000 were made during the three months ended March 31, 2024 under the $500 Million Revolver.

As of March 31, 2024, the Company was in compliance with all of the financial covenants under the $500 Million Revolver.

$450 Million Credit Facility

On August 3, 2021, the Company entered into the $450 Million Credit Facility, a five-year senior secured credit facility which was allocated between an up to $150,000 term loan facility and an up to $300,000 revolving credit facility which was used to refinance the Company’s two prior credit facilities.

On May 30, 2023, the Company entered into an amendment to the $450 Million Credit Facility to transition from the use of the London Inter-Bank Offered Rate (“LIBOR”) to calculate interest to the Secured Overnight Financing Rate (“SOFR”) effective June 30, 2023. Borrowings began bearing interest at SOFR plus the applicable margin effective June 30, 2023.

Total debt repayments of $8,750 were made during the three months ended March 31, 2023 under the $450 Million Credit Facility.

On November, 29, 2023, the Company entered into a fourth amendment to the $450 Million Credit Facility; refer to the “$500 Million Revolver” section above.

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

	For the Three Months Ended
	March 31,
	2024	2023
Effective Interest Rate	8.35%	7.76%
Range of Interest Rates (excluding unused commitment fees)	7.18% to 7.21%	6.43 % to 7.00%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of December 31, 2023, the Company had one interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates. This $50,000 interest rate cap agreement expired on March 28, 2024, therefore as of March 31, 2024, the Company no longer has any interest rate cap agreements. The interest rate cap agreement was initially designated and qualified as a cash flow hedge. The premium paid was recognized in income on a rational basis, and all changes in the fair value of the caps were deferred in Accumulated other comprehensive income (“AOCI”) and were subsequently reclassified into Interest expense in the period when the hedged interest affected earnings.

The Company recorded a $527 unrealized loss for the three months ended March 31, 2024 in AOCI. There is no remaining AOCI as of March 31, 2024.

The Effect of Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended March 31,
	2024	2023
	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$4,040	$2,029

The effects of cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$(568)	$(1,724)
Premium excluded and recognized on an amortized basis	18	39
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—

The following table shows the interest rate cap assets as of March 31, 2024 and December 31, 2023:

		March 31,	December 31,
	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$—	$515

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$—

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$—	$57

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$—

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized losses on cash flow hedges as of March 31, 2024.

AOCI — January 1, 2024	$527

Amount recognized in OCI on derivative, intrinsic	(533)
Amount recognized in OCI on derivative, excluded	6
Amount reclassified from OCI into income	—

AOCI — March 31, 2024	$—

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$48,364	$48,364	$46,542	$46,542
Restricted cash	315	315	315	315
Principal amount of floating rate debt	170,000	170,000	200,000	200,000

The carrying value of the borrowings under the $500 Million Revolver as of March 31, 2024 and December 31, 2023, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of March 31, 2024 and December 31, 2023 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three months ended March 31, 2024 and 2023.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three months ended March 31, 2024 and 2023, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of March 31, 2024 and December 31, 2023.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$14,498	$10,650
Accrued general and administrative expenses	3,730	5,700
Accrued vessel operating expenses	13,068	7,895
Total accounts payable and accrued expenses	$31,296	$24,245

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended March 31, 2024 and 2023, the Company earned $117,435 and $94,391 of voyage revenues, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended
	March 31,
	2024	2023
Lease revenue	$43,182	$36,967
Spot market voyage revenue	74,253	57,424
Total voyage revenues	$117,435	$94,391

12 – LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended March 31, 2024 and 2023. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three months ended March 31, 2024 and 2023, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2024:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2024	368,190	$7.93	$2.82
Granted	—	—	—
Exercised	(65,245)	8.03	3.09
Forfeited	—	—	—

Outstanding as of March 31, 2024	302,945	$7.91	$2.76

Exercisable as of March 31, 2024	302,945	$7.91	$2.76

The following table summarizes certain information about the options outstanding as of March 31, 2024:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2024			March 31, 2024
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	—	$—	—	302,945	$7.91	2.13

As of March 31, 2024 and December 31, 2023, a total of 302,945 and 368,190 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2024	2023
General and administrative expenses	$6	$42

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the

Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of March 31, 2024 and December 31, 2023, 974,823 and 808,880 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2024:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2024	563,705	$16.47
Granted	174,692	18.27
Vested	(171,336)	16.34
Forfeited	—	—

Outstanding as of March 31, 2024	567,061	$17.06

The total fair value of the RSUs that vested during the three months ended March 31, 2024 and 2023 was $3,410 and $3,369, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2024:

Unvested RSUs			Vested RSUs
March 31, 2024			March 31, 2024
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
567,061	$17.06	1.93	296,175	$12.53

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of March 31, 2024, unrecognized compensation cost of $6,110 related to RSUs will be recognized over a weighted-average period of 1.93 years.

For the three months ended March 31, 2024 and 2023, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2024	2023
General and administrative expenses	$1,154	$1,517

Performance-Based Restricted Stock Units

The Company has granted performance-based restricted stock units (“PRSUs”) under the 2015 Plan to certain employees of the Company, some of which are contingent upon the Company’s relative total shareholder return (“TSR”) and some of which are contingent upon the Company’s return on invested capital (”ROIC”) for a three-year performance period ending December 31, 2025 and December 31, 2026.

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

The table below summarizes the Company’s unvested PRSUs for the three months ended March 31, 2024:

Number of
PRSUs
Outstanding as of January 1, 2024	79,838
Granted	99,065
Vested	—
Forfeited	—

Outstanding as of March 31, 2024	178,903

The PRSUs, if earned, will ordinarily vest during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of March 31, 2024, unrecognized compensation cost of $3,040 related to PRSUs will be recognized over a weighted-average period of 2.31 years.

Significant inputs used in the estimation of the fair value of these awards outstanding as of March 31, 2024 and December 31, 2023 are as follows:

Significant Input	March 31, 2024	December 31, 2023
Closing share price of our common stock	$14.36 to $18.17	$14.36 to $16.30
Risk-free rate of return	3.81% to 4.38%	3.81% to 4.38%
Expected volatility of our common stock	48.34% to 54.53%	53.38% to 54.53%
Holding period discount	0%	0%
Simulation term (in years)	2.54 to 2.86	2.54 to 2.72
Range of target	0% to 200%	0% to 200%

For the three months ended March 31, 2024 and 2023, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2024	2023
General and administrative expenses	$222	$—

14 – LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Corporation Limited, which had subchartered the vessel from BG Shipping Co. Limited, which in turn had chartered the vessel from the Company. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. The petition was granted on December 14, 2022 and although the Company offered security to release the vessel shortly thereafter, the vessel was only released at the end of February 2023. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel was not generating revenue while it was subject to arrest. The Company vigorously defended them while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited and proceeded with arbitration. During the first quarter of 2024, the Company settled all disputes and claims pertaining to this matter by entering into settlement agreements with the opposing parties. Under the settlement terms, the Company was reimbursed for damages the Company sustained because of the arrest of the Genco Constellation (including contractual revenue and affiliated expenses) as well as for the ensuing legal and security fees and costs the Company has incurred in order to defend against the claims brought by the other parties.

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

15 – SUBSEQUENT EVENTS

On April 2, 2024, the Company completed the sale of the Genco Maximus, a 2009-built Capesize vessel, to a third party for $22,800 less 2.0% commission payable to a third party. The vessel asset for the Genco Maximus has been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2024 at its estimated net realizable value pursuant to the original sales agreement that was cancelled on February 24, 2024. This vessel served as collateral under the $500 Million Revolver.

On April 22, 2024, the Company completed the sale of the Genco Claudius, a 2010-built Capesize vessel, to a third party for $24,200 less 2.0% commission payable to a third party. The vessel asset for the Genco Claudius has been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2024 at its estimated net realizable value pursuant to the original sales agreement that was cancelled on February 24, 2024. This vessel served as collateral under the $500 Million Revolver.

The Company expects to record a gain on the sale of the Genco Maximus and Genco Claudius of approximately $9 to $10 million during the second quarter of 2024.

On April 9, 2024 and April 30, 2024, the Company made voluntary debt prepayments of $25,000 and $30,000, respectively, under the $500 Million Revolver.

On May 8, 2024, the Company announced a regular quarterly dividend of $0.42 per share to be paid on or about May 30, 2024 to shareholders of record as of May 22, 2024. The aggregate amount of the dividend is expected to be approximately $18.3 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy, including without limitation the ongoing war in Ukraine, the Israel-Hamas war, and attacks on vessels in the Red Sea; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2024 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) outbreaks of disease such as the COVID-19 pandemic; and (xxiii) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in the Marshall Islands that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. Our fleet currently consists of 43 drybulk vessels, including 16 Capesize, 15 Ultramax and twelve Supramax vessels, with an aggregate carrying capacity of approximately 4,490,000 deadweight tons (“dwt”) and an average age of approximately 11.8 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 31 – 32 for a table of our current fleet.

Our approach towards fleet composition is to own a high-quality fleet of vessels focused on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category, while Ultramax and Supramax vessels represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore, coal and bauxite, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment, index-linked time charters as well as opportunistically booking longer term fixed-rate coverage. Our fleet deployment strategy currently is weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer term time charter contracts or contracts of affreightment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Our approach to capital allocation, through the implementation of our value strategy in April 2021, focuses on three key factors:

●	Compelling dividends,
●	Financial deleveraging, and
●	Accretive growth of our fleet

Since 2021, we have executed this strategy by reducing our debt by $279.2 million cumulatively through March 31, 2024 while expanding our core Capesize and Ultramax fleet. This has resulted in a debt balance of $170.0 million as of March 31, 2024, a 62% reduction from January 1, 2021 levels. After voluntary debt prepayments of $25.0 million and $30.0 million on April 9, 2024 and April 30, 2024, respectively, our debt balance was reduced to $115.0 million. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. In addition to the $48.7 million of cash on our balance sheet as of March 31, 2024, we have undrawn revolver availability of $298.9 million, bringing our total liquidity to $347.6 million. Furthermore, since the fourth quarter of 2021 through the first quarter of 2024, we have declared cumulative dividends under our value strategy of $4.52 per share.

IMO 2023 Compliance

In 2021, Genco initiated a comprehensive plan to comply with upcoming International Maritime Organization (“IMO”) regulations that took effect in 2023, namely the Energy Efficiency Existing Ship Index (“EEXI”) and the Carbon Intensity Indicator (“CII”) metrics, which call for a reduction in vessel greenhouse gas emissions. These metrics are intended to assess and measure the energy efficiency of all ships and these new regulations set required attainment values, with the goal of reducing the carbon intensity of international shipping.

We have invested and plan to continue to invest in energy conservation programs to install various energy-saving devices, or ESDs, high performance paint systems, upgrade propellers among other initiatives on select vessels in our fleet. We began installing these ESDs on certain ships that entered drydocking in 2022, and we plan to continue to invest in our fleet.

IMO 2030 to 2050 Guidelines

In July 2023, the Marine Environment Protection Committee, a sub-committee of the IMO, focused on medium to long term decarbonization targets for the shipping industry. New targets for greenhouse gas emissions reductions as compared to 2008 levels are below which are to be reviewed every five years:

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

In order to opportunistically renew our fleet, in addition to the above vessel purchases, we agreed to divest three older, less fuel efficient vessels with their third special survey due in 2024. During the fourth quarter of 2023, we entered into agreements to sell three of our Capesize vessels, the Genco Claudius, Genco Commodus and Genco Maximus. The Genco Commodus was delivered to its third-party buyer on February 7, 2024. On February 24, 2024, we terminated the agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. During the first quarter of 2024 we commenced arbitration with the buyers , seeking a declaration that we validly terminated the agreements due to the buyers’ breach, and to retain the deposits paid by the buyers in connection with the sales, totaling approximately $3.7 million. During the second quarter of 2024, we and the buyers reached an agreement in principle to settle this matter and conclude the arbitration proceeding in exchange for the buyers releasing the deposits to us. On March 1, 2024, the Company entered into new agreements to sell the Genco Claudius and Genco Maximus to a separate unaffiliated third-party buyer for an aggregate purchase price of $47,000 less a 2.0% commission payable to a third party. The sales of the Genco Claudius and Genco Maximus were completed on April 22, 2024 and April 2, 2024, respectively.

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

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Our technical management joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”), and Synergy Marine Pte. Ltd. currently provide the technical management to the vessels in our fleet and members of our New York City-based management team oversee their activities.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2024 and 2023 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,675.4	1,530.0	145.4	9.5%
Panamax	—	—	—	—%
Ultramax	1,365.0	1,350.0	15.0	1.1%
Supramax	1,092.0	1,080.0	12.0	1.1%

Total	4,132.4	3,960.0	172.4	4.4%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	25.9	—	25.9	100.0%
Ultramax	87.6	189.5	(101.9)	(53.8)%
Supramax	82.3	46.2	36.1	78.1%

Total	195.8	235.7	(39.9)	(16.9)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,618.5	1,440.7	177.8	12.3%
Panamax	25.9	—	25.9	100.0%
Ultramax	1,410.2	1,534.5	(124.3)	(8.1)%
Supramax	1,134.3	1,089.1	45.2	4.2%

Total	4,188.9	4,064.3	124.6	3.1%

Available days (owned fleet) (4)
Capesize	1,618.5	1,440.7	177.8	12.3%
Panamax	—	—	—	—%
Ultramax	1,322.6	1,345.0	(22.4)	(1.7)%
Supramax	1,052.0	1,042.9	9.1	0.9%

Total	3,993.1	3,828.6	164.5	4.3%

Operating days (5)
Capesize	1,572.8	1,434.1	138.7	9.7%
Panamax	25.9	—	25.9	100.0%
Ultramax	1,393.1	1,473.2	(80.1)	(5.4)%
Supramax	1,122.7	1,072.0	50.7	4.7%

Total	4,114.5	3,979.3	135.2	3.4%

Fleet utilization (6)
Capesize	93.9%	98.6%	(4.7)%	(4.8)%
Panamax	100.0%	—%	100.0%	100.0%
Ultramax	98.1%	95.7%	2.4%	2.5%
Supramax	97.3%	95.4%	1.9%	2.0%

Fleet average	96.2%	96.6%	(0.4)%	(0.4)%

	For the Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$25,601	$15,929	$9,672	60.7%
Panamax	—	—	—	—%
Ultramax	14,572	14,890	(318)	(2.1)%
Supramax	15,339	10,010	5,329	53.2%

Fleet average	19,219	13,947	5,272	37.8%
Major bulk vessels	25,601	15,929	9,672	60.7%
Minor bulk vessels	14,871	12,752	2,119	16.6%

Daily vessel operating expenses (8)
Capesize	$6,700	$6,571	$129	2.0%
Panamax	—	—	—	—%
Ultramax	5,915	5,559	356	6.4%
Supramax	6,074	6,329	(255)	(4.0)%

Fleet average	6,275	6,160	115	1.9%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,		March 31,
	2024	2023	2024	2023	2024	2023
Voyage revenues (in thousands)	$117,435	$94,391	$62,022	$39,620	$55,413	$54,771
Voyage expenses (in thousands)	37,200	37,435	20,588	16,670	16,612	20,765
Charter hire expenses (in thousands)	3,510	3,664	—	—	3,510	3,664
Realized gain on fuel hedges (in thousands)	18	108	—	—	18	108
	76,743	53,400	41,434	22,950	35,309	30,450
Total available days for owned fleet	3,993	3,829	1,618	1,441	2,374	2,388
Total TCE rate	$19,219	$13,947	$25,601	$15,929	$14,871	$12,752

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

Operating Data

The following tables represent the operating data for the three months ended March 31, 2024 and 2023 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2024	2023	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$117,435	$94,391	$23,044	24.4%

Total revenues	117,435	94,391	23,044	24.4%

Operating Expenses:
Voyage expenses	37,200	37,435	(235)	(0.6)%
Vessel operating expenses	25,932	24,393	1,539	6.3%
Charter hire expenses	3,510	3,664	(154)	(4.2)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,382 and $1,559, respectively)	7,664	7,750	(86)	(1.1)%
Technical management expenses	1,031	762	269	35.3%
Depreciation and amortization	17,223	15,944	1,279	8.0%
Loss on sale of vessels	978	—	978	100.0%
Other operating expense	1,804	—	1,804	100.0%

Total operating expenses	95,342	89,948	5,394	6.0%

Operating income	22,093	4,443	17,650	397.3%
Other expense, net	(3,150)	(1,583)	(1,567)	99.0%

Net income	$18,943	$2,860	$16,083	562.3%
Less: Net income attributable to noncontrolling interest	145	226	(81)	(35.8)%
Net income attributable to Genco Shipping & Trading Limited	$18,798	$2,634	$16,164	613.7%

Earnings per share - basic	$0.44	$0.06	$0.38	633.3%
Earnings per share - diluted	$0.43	$0.06	$0.37	616.7%
Weighted average common shares outstanding - basic	42,918,248	42,632,059	286,189	0.7%
Weighted average common shares outstanding - diluted	43,606,580	43,097,362	509,218	1.2%

EBITDA (1)	$39,237	$19,837	$19,400	97.8%

(1)	EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended
	March 31,
	2024	2023
Net income attributable to Genco Shipping & Trading Limited	$18,798	$2,634
Net interest expense	3,216	1,259
Income tax expense	—	—
Depreciation and amortization	17,223	15,944

EBITDA (1)	$39,237	$19,837

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of May 7, 2024:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	April 2024	Voyage
Genco Tiberius	2007	May 2024	Voyage
Genco London	2007	May 2024	Voyage
Genco Titus	2007	July 2024	Voyage
Genco Constantine	2008	June 2024	Voyage
Genco Hadrian	2008	April 2024	Voyage
Genco Tiger	2011	July 2024	Voyage
Genco Lion	2012	May 2024	Voyage
Baltic Bear	2010	April 2024	Voyage
Baltic Wolf	2010	May 2024	Voyage
Genco Resolute	2015	July 2024	127% of BCI (3)
Genco Endeavour	2015	June 2024	Voyage
Genco Defender	2016	July 2024	125% of BCI (3)
Genco Liberty	2016	February 2025	$35,000
Genco Ranger	2016	February 2025	128% of BCI (3)
Genco Reliance	2016	January 2025	128% of BCI (3)

Ultramax Vessels
Baltic Hornet	2014	May 2024	$27,000
Baltic Wasp	2015	May 2024	Voyage
Baltic Scorpion	2015	May 2024	Voyage
Baltic Mantis	2015	May 2024	$20,500

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Weatherly	2014	June 2024	$13,500
Genco Columbia	2016	June 2024	$22,500
Genco Magic	2014	April 2024	Voyage
Genco Vigilant	2015	June 2024	$19,000
Genco Freedom	2015	May 2024	Voyage
Genco Enterprise	2016	June 2024	Voyage
Genco Constellation	2017	May 2024	$16,000
Genco Madeleine	2014	June 2024	$22,250
Genco Mayflower	2017	May 2024	$22,000
Genco Mary	2022	May 2024	$23,000
Genco Laddey	2022	May 2024	$18,000

Supramax Vessels
Genco Predator	2005	May 2024	Voyage
Genco Warrior	2005	June 2024	$21,000
Genco Hunter	2007	May 2024	$19,000
Genco Aquitaine	2009	June 2024	$13,000
Genco Ardennes	2009	May 2024	$20,500
Genco Auvergne	2009	July 2024	$21,500
Genco Bourgogne	2010	July 2024	$13,500
Genco Brittany	2010	June 2024	$18,500
Genco Languedoc	2010	May 2024	$14,500
Genco Picardy	2005	June 2024	$16,750
Genco Pyrenees	2010	May 2024	Voyage
Genco Rhone	2011	June 2024	$17,500
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

VOYAGE REVENUES-

For the three months ended March 31, 2024, voyage revenues increased by $23.0 million, or 24.4%, to $117.4 million as compared to $94.4 million for the three months ended March 31, 2023. The increase in voyage revenues was primarily due to higher rates earned by our major bulk vessels. In the first quarter of 2024, the drybulk market remained at firm levels following a strong end to 2023 led by increased Brazilian iron ore exports, as well as solid coal and bauxite trades together with continued commodity demand from China.

The average TCE rate of our overall fleet increased 37.8% to $19,219 a day during the first quarter of 2024 from $13,947 a day during the first quarter of 2023. The TCE for our major bulk vessels increased by 60.7% from $15,929 a day during the first quarter of 2023 to $25,601 a day during the first quarter of 2024. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 16.6% from $12,752 a day during the first quarter of 2023 to $14,871 a day during the first quarter of 2024, primarily a result of higher rates achieved by our Supramax vessels.

Fleet utilization decreased marginally from 96.6% during the first quarter of 2023 to 96.2% during the first quarter of 2024.

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

Voyage expenses decreased marginally from $37.4 million during the three months ended March 31, 2023 to $37.2 million during the three months ended March 31, 2024.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $1.5 million from $24.4 million during the three months ended March 31, 2023 to $25.9 million during the three months ended March 31, 2024. The increase was primarily due to the operation of a larger fleet during the first quarter of 2024 as compared to the first quarter of 2023, as well as the timing of the purchase of stores and higher repair and maintenance costs.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,275 per vessel per day for the three months ended March 31, 2024 from $6,160 per day for the three months ended March 31, 2023. The increase in daily vessel operating expense was primarily due to the timing of the purchase of stores and higher repair and maintenance costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

The DVOE budget for the second quarter of 2024 is expected to be $6,350 per vessel per day on a fleet-wide basis, primarily due to the timing of expenses. The potential impacts of various macroeconomic events, including but not limited to the war in Ukraine, the Israel-Hamas war and the Houthi conflict in the Red Sea, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

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

CHARTER HIRE EXPENSES-

Charter hire expenses decreased marginally by $0.2 million from $3.7 million during the three months ended March 31, 2023 to $3.5 million during the three months ended March 31, 2024. The decrease was primarily due to a decrease in chartered-in days.

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

For the three months ended March 31, 2024 and 2023, general and administrative expenses decreased marginally from $7.8 million during the three months ended March 31, 2023 to $7.7 million during the three months ended March 31, 2024.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management fees were $1.0 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.3 million to $17.2 million during the three months ended March 31, 2024 as compared to $15.9 million during the three months ended March 31, 2023. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2023.

LOSS ON SALE OF VESSELS-

During the first quarter of 2024, we recorded a net loss on sale of vessels of $1.0 million related primarily to the sale of the Genco Commodus during the first quarter of 2024. There were no vessels sold during the first quarter of 2023.

OTHER OPERATING EXPENSE-

Other operating expense of $1.8 million recorded during the three months ended March 31, 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting to be held on May 23, 2024. Additionally, we expect to incur approximately $4.5 million of such incremental costs during the second quarter of 2024.

OTHER INCOME (EXPENSE)-

INTEREST EXPENSE –

Interest expense increased from $2.0 million during the three months ended March 31, 2023 to $4.0 million during the three months ended March 31, 2024. Interest expense during the three months ended March 31, 2024 and 2023 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase was primarily a result of lower settlement payments received under our interest rate cap agreements as a result of the expiration of these agreements, as well as higher interest rates and average outstanding debt during the first quarter of 2024 as compared to the first quarter of 2023.

INTEREST INCOME –

Interest income increased by approximately $0.1 million from $0.8 million during the three months ended March 31, 2023 to $0.8 million during the three months ended March 31, 2024 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER INCOME (EXPENSE) –

Other income (expense) fluctuated by $0.4 million from $0.3 million of other expense during three months ended March 31, 2023 to $0.1 million of other income during the three months ended March 31, 2024. The fluctuation was primarily due to a decrease in tax related expenses related to our Denmark subsidiary.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended March 31, 2024 and 2023, net income attributable to noncontrolling interest was $0.1 million and $0.2 million, respectively, which is associated with the net income attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $48.4 million as of March 31, 2024 in addition to the $298.9 availability under the $500 Million Revolver as of March 31, 2024, which compares to a minimum liquidity requirement under our credit facility of approximately $22.5 million as of March 31, 2024. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $19.3 million and $40.8 million during the remainder of 2024 and 2025, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Throughout 2022, 2023 and the three months ended March 31, 2024, the Company made a total of $141.0 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. During the fourth quarter of 2023, partially offsetting this debt reduction, we opportunistically drew down $65 million under the revolver of the $450 Million Credit Facility to partially fund the purchase of two Capesize vessels that were delivered during the fourth quarter of 2023. Going forward, given the nature of our new revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of March 31, 2024, there are no mandatory debt repayments until we must repay $170.0 million in 2028. Although we do not have any mandatory debt repayments until 2028, we intend to continue to pay down debt on a voluntary basis with a medium-term goal of zero net debt.

As of March 31, 2024, the $500 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

On November 29, 2023, we entered into a fourth amendment to amend, extend and upsize our existing $450 Million Credit Facility and implement the $500 Million Revolver. The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of our asset base as well as general corporate purposes. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further details regarding the terms of the $500 Million Revolver, which information is incorporated herein by reference.

As of March 31, 2024, we were in compliance with all financial covenants under the $500 Million Revolver.

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

On May 8, 2024, we announced a quarterly dividend of $0.42 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our comprehensive value strategy, we have paid down additional indebtedness under our credit facilities.

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 36 – 37 in the 2023 10-K, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder's tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that are corporations for U.S. federal income tax purposes and own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

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

Tax Consequences if We Are a Passive Foreign Investment Company

As discussed in “U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders” in Item 1.A Risk Factors in our 2023 10-K, a foreign corporation generally will be treated as a PFIC for U.S. federal income tax purposes if, after applying certain look through rules, either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of the average value or adjusted bases of its assets (determined on a quarterly basis) produce or are held for the production of passive income, i.e., “passive assets.”  As discussed above, we do not believe that our past or existing operations would cause, or would have caused, us to be deemed a PFIC with respect to any taxable year.  No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

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

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $32.3 million and $19.6 million, respectively. This increase in cash provided by operating activities was primarily due to higher freight rates earned by our major bulk vessels and changes in working capital. There was also a decrease in drydocking costs incurred during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Net cash provided by (used in) investing activities for the three months ended March 31, 2024 and 2023 was $17.5 million and ($2.9) million, respectively. This fluctuation was primarily a result of $18.5 million of proceeds from the sale of the Genco Commodus during the first quarter of 2024.

Net cash used in financing activities during the three months ended March 31, 2024 and 2023 was $47.9 million and $30.4 million, respectively.  The increase is primarily due to a $21.3 million increase in debt repayments made during the first quarter of 2024 as compared to the first quarter of 2023. This increase was partially offset by a $3.8 million decrease in the payment of dividends during the first quarter of 2024 as compared to the first quarter of 2023.

Credit Facilities

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

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At March 31, 2024, the total notional principal amount of the interest rate cap agreements is $0.

Refer to Note 8 — Derivative instruments of our Condensed Consolidated Financial Statements for further information.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2024 and December 31, 2023.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 43 drybulk vessels, including 16 Capesize, 15 Ultramax and twelve Supramax vessels.

As previously announced, we have implemented a fuel efficiency upgrade program for certain of our vessels in an effort to generate fuel savings and increase the future earnings potential for these vessels. The upgrades have been successfully installed during previous drydockings.

Under our comprehensive IMO 2023 compliance plan, we have installed and intend to install energy saving devices and apply high performance paint systems in order to reduce fuel consumption and emissions among other key initiatives, on select vessels. We have and plan to undertake most, if not all, of these initiatives while our vessels undergo their regularly scheduled drydocking. The future estimated expenditures are included in the table below.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2025 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

April 1 - December 31, 2024	$15.8	$0.6	$2.9	260
2025	$35.6	$1.1	$4.1	640

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

During the three months ended March 31, 2024 and 2023, we incurred a total of $2.2 million and $4.1 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

The drydockings for two of our vessels began during the first quarter of 2024 and completed during the second quarter of 2024. We estimate that eight of our vessels will be drydocked during the remainder of 2024 and 20 of our vessels will be drydocked during 2025.

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

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes or updates to our critical accounting policies as disclosed in the 2023 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less. Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2023 10-K.

During the three months ended March 31, 2024 and 2023, there were no impairment losses for vessel assets recorded. During the year ended December 31, 2023, we recorded an impairment loss for three of our Capesize vessels (the Genco Commodus, the Genco Claudius and the Genco Maximus). The Genco Claudius and the Genco Maximus have been classified as held for sale as of March 31, 2024 and the Genco Commodus, the Genco Claudius and the Genco Maximus have been classified as held for sale as of December 31, 2023. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $500 Million Revolver as of March 31, 2024. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $500 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding the three vessels held for sale as noted above). As of March 31, 2024 and December 31, 2023, eight of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2023 10-K, there were no impairment losses recorded for these vessels incurred during the three months ended March 31, 2024 or the three months ended December 31, 2023 (excluding the three vessels held for sale as of December 31, 2023 as noted above).

The amount by which the carrying value at March 31, 2024 of eight of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.2 million to $5.2 million per vessel, and $17.9 million on an aggregate fleet basis. Comparatively, the amount by which the carrying value at December 31, 2023 of eight of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.1 million to $8.3 million per vessel, and $47.9 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $2.2 million at March 31, 2024 and $6.0 million as of December 31, 2023. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of March 31, 2024 and December 31, 2023. Vessels have been grouped according to their collateralized status as of March 31, 2024 and does not include any vessels held for sale.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2024	2023
$500 Million Revolver
Baltic Bear	2010	2010	$32,224	$32,724
Baltic Wolf	2010	2010	32,590	33,078
Genco Lion	2012	2013	28,165	28,508
Genco Tiger	2011	2013	26,631	26,954
Baltic Scorpion	2015	2015	21,189	21,440
Baltic Mantis	2015	2015	21,425	21,677
Genco Hunter	2007	2007	7,450	7,564
Genco Warrior	2005	2007	6,103	6,211
Genco Aquitaine	2009	2010	8,131	7,948
Genco Ardennes	2009	2010	7,885	7,955
Genco Auvergne	2009	2010	7,898	7,971
Genco Bourgogne	2010	2010	8,493	8,580
Genco Brittany	2010	2010	8,505	8,590
Genco Languedoc	2010	2010	8,512	8,588
Genco Picardy	2005	2010	6,841	6,972
Genco Pyrenees	2010	2010	8,559	8,641
Genco Rhone	2011	2011	9,699	9,792
Genco Constantine	2008	2008	28,815	29,377
Genco Augustus	2007	2007	26,485	27,052
Genco London	2007	2007	26,801	27,295
Genco Titus	2007	2007	27,355	27,856
Genco Tiberius	2007	2007	26,560	27,127
Genco Hadrian	2008	2008	29,175	29,671
Genco Predator	2005	2007	6,759	6,888
Baltic Hornet	2014	2014	19,841	20,084
Baltic Wasp	2015	2015	20,084	20,326
Genco Endeavour	2015	2018	38,634	39,022
Genco Resolute	2015	2018	38,752	39,177
Genco Columbia	2016	2018	22,200	22,455
Genco Weatherly	2014	2018	18,321	18,118
Genco Liberty	2016	2018	41,705	42,162
Genco Defender	2016	2018	41,708	42,165
Genco Magic	2014	2020	13,416	13,373
Genco Vigilant	2015	2021	14,176	14,323
Genco Freedom	2015	2021	14,256	14,407
Genco Enterprise	2016	2021	18,795	18,996
Genco Madeleine	2014	2021	20,949	21,209
Genco Constellation	2017	2021	23,607	23,872
Genco Mayflower	2017	2021	23,981	24,251
Genco Laddey	2022	2022	28,042	28,299
Genco Mary	2022	2022	28,078	28,336
Genco Ranger	2016	2023	42,917	43,108
TOTAL			$891,712	$902,142
Unencumbered
Genco Reliance	2016	2023	$42,860	$42,972
			$42,860	$42,972
Consolidated Total			$934,572	$945,114

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements.

Interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. On May 30, 2023, we entered into an amendment to the $450 Million Credit Facility to transition from the use of LIBOR to calculate interest to SOFR effective June 30, 2023. During the three months ended March 31, 2024 and 2023, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

●	$450 Million Credit Facility

●	One-month or three-month LIBOR plus 2.15% during the three months ended March 31, 2023.

●	$500 Million Revolver

●	One-month SOFR plus 1.85% during the three months ended March 31, 2024.

A 1% increase in SOFR would result in an increase of $0.5 million in interest expense for the three months ended March 31, 2024.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Refer to Note 8 — Derivative Instruments of our Condensed Consolidated Financial Statements.

Our prior interest rate cap agreements were initially designated and qualified as cash flow hedges. The premium paid was recognized in income on a rational basis, and all changes in the value of the caps were deferred in AOCI and were subsequently reclassified into Interest expense in the period when the hedged interest affects earnings.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On March 12, 2024, John C. Wobensmith, our Chief Executive Officer and President; Peter Allen, our Chief Financial Officer; Joseph Adamo, our Chief Accounting Officer, Treasurer, and Controller; and Jesper Christensen, our Chief Commercial Officer each adopted a Rule 10b5-1 sales plan (a “10b5-1 Plan”). The 10b5-1 Plans are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and, as to Messrs. Wobensmith, Allen, and Christensen, superseded prior 10b5-1 Plans adopted by each of them in September 2023. The 10b5-1 Plans provide for the sale of a portion of the number of shares of our common stock that may be issuable in settlement of RSUs and PRSUs previously awarded to these executive officers in order to satisfy such executive officers’ related tax obligations. The maximum number of shares of our common stock that may be sold under the 10b5-1 Plans are 192,934 for Mr. Wobensmith, 54,842 for Mr. Allen, 20,762 for Mr. Adamo, and 78,654 for Mr. Christensen. Each 10b5-1 Plan terminates on the earliest of August 23, 2028, completion of the sale of the foregoing shares of common stock according to the terms of the plan, and the relevant officer’s termination of the plan.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 6 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

10.1	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.2	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Peter Allen.(*)

10.3	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.4	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Jesper Christensen.(*)

10.5	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.6	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Peter Allen.(*)

10.7	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.8	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Jesper Christensen.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 8, 2024	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 8, 2024	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)