Form 10-Q
period 2024-06-30
GENCO SHIPPING & TRADING LTD
filed 2024-08-07
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2024: Common stock, par value $0.01 per share — 42,757,895 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$42,033	$46,542
Due from charterers, net of a reserve of $2,289 and $3,257, respectively	29,669	17,815
Prepaid expenses and other current assets	8,304	10,154
Inventories	24,407	26,749
Fair value of derivative instruments	—	572
Vessels held for sale	31,507	55,440
Total current assets	135,920	157,272

Noncurrent assets:
Vessels, net of accumulated depreciation of $299,317 and $296,452, respectively	887,897	945,114
Deferred drydock, net of accumulated amortization of $28,282 and $23,047 respectively	24,826	29,502
Fixed assets, net of accumulated depreciation and amortization of $8,502 and $8,063, respectively	7,127	7,071
Operating lease right-of-use assets	1,889	2,628
Restricted cash	315	315
Total noncurrent assets	922,054	984,630

Total assets	$1,057,974	$1,141,902

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$27,961	$24,245
Deferred revenue	7,569	8,746
Current operating lease liabilities	2,355	2,295
Total current liabilities:	37,885	35,286

Noncurrent liabilities:
Long-term operating lease liabilities	608	1,801
Long-term debt, net of deferred financing costs of $8,834 and $9,831, respectively	96,166	190,169
Total noncurrent liabilities	96,774	191,970

Total liabilities	134,659	227,256

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,757,895 and 42,546,959 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	427	425
Additional paid-in capital	1,520,179	1,553,421
Accumulated other comprehensive income	—	527
Accumulated deficit	(598,852)	(641,117)
Total Genco Shipping & Trading Limited shareholders’ equity	921,754	913,256
Noncontrolling interest	1,561	1,390
Total equity	923,315	914,646
Total liabilities and equity	$1,057,974	$1,141,902

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Voyage revenues	$107,047	$90,556	$224,482	$184,947

Total revenues	107,047	90,556	224,482	184,947

Operating expenses:
Voyage expenses	30,273	28,830	67,473	66,265
Vessel operating expenses	26,977	22,586	52,909	46,979
Charter hire expenses	2,455	1,040	5,965	4,705
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,451, $1,219, $2,833 and $2,778, respectively)	6,320	6,933	13,984	14,682
Technical management expenses	1,260	1,349	2,291	2,111
Depreciation and amortization	17,096	16,791	34,319	32,736
Impairment of vessel assets	5,634	—	5,634	—
Net gain on sale of vessels	(13,206)	—	(12,228)	—
Other operating expense	3,924	—	5,728	—

Total operating expenses	80,733	77,529	176,075	167,478

Operating income	26,314	13,027	48,407	17,469

Other income (expense):
Other (expense) income	(90)	125	(24)	(198)
Interest income	721	520	1,545	1,290
Interest expense	(3,452)	(2,131)	(7,492)	(4,160)

Other expense, net	(2,821)	(1,486)	(5,971)	(3,068)

Net income	23,493	11,541	42,436	14,401
Less: Net income (loss) attributable to noncontrolling interest	26	(21)	171	205
Net income attributable to Genco Shipping & Trading Limited	$23,467	$11,562	$42,265	$14,196

Earnings per share-basic	$0.54	$0.27	$0.98	$0.33
Earnings per share-diluted	$0.54	$0.27	$0.97	$0.33
Weighted average common shares outstanding-basic	43,073,440	42,786,918	42,995,844	42,709,916
Weighted average common shares outstanding-diluted	43,664,447	43,134,152	43,635,513	43,115,859

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2024 and 2023

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$23,493	$11,541	$42,436	$14,401

Other comprehensive loss	—	(993)	(527)	(2,621)

Comprehensive income	23,493	10,548	41,909	11,780
Less: Comprehensive income (loss) attributable to noncontrolling interest	26	(21)	171	205
Comprehensive income attributable to Genco Shipping & Trading Limited	$23,467	$10,569	$41,738	$11,575

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2024	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

Net income				18,798	18,798	145	18,943

Other comprehensive loss			(527)		(527)		(527)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.41 per share)		(17,814)			(17,814)		(17,814)

Nonvested stock amortization		1,382			1,382		1,382

Balance — March 31, 2024	$427	$1,536,987	$—	$(622,319)	$915,095	$1,535	$916,630

Net income				23,467	23,467	26	23,493

Issuance of shares due to vesting of RSUs and exercise of options	—	—			—		—

Cash dividends declared ($0.42 per share)		(18,259)			(18,259)		(18,259)

Nonvested stock amortization		1,451			1,451		1,451

Balance — June 30, 2024	$427	$1,520,179	$—	$(598,852)	$921,754	$1,561	$923,315

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2023	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net income				2,634	2,634	226	2,860

Other comprehensive loss			(1,628)		(1,628)		(1,628)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.50 per share)		(21,516)			(21,516)		(21,516)

Nonvested stock amortization		1,559			1,559		1,559

Balance — March 31, 2023	$425	$1,568,818	$4,852	$(625,613)	$948,482	$1,102	$949,584

Net income				11,562	11,562	-21	11,541

Other comprehensive income			(993)		(993)		(993)

Issuance of shares due to vesting of RSUs and exercise of options	—	—			—		—

Cash dividends declared ($0.15 per share)		(6,406)			(6,406)		(6,406)

Nonvested stock amortization		1,219			1,219		1,219

Balance — June 30, 2023	$425	$1,563,631	$3,859	$(614,051)	$953,864	$1,081	$954,945

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$42,436	$14,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,319	32,736
Amortization of deferred financing costs	997	840
Right-of-use asset amortization	739	721
Amortization of nonvested stock compensation expense	2,833	2,778
Impairment of vessel assets	5,634	—
Net gain on sale of vessels	(12,228)	—
Amortization of premium on derivatives	45	84
Insurance proceeds for protection and indemnity claims	266	168
Insurance proceeds for loss of hire claims	—	152
Change in assets and liabilities:
(Increase) decrease in due from charterers	(11,854)	5,640
Decrease (increase) in prepaid expenses and other current assets	1,374	(3,743)
Decrease (increase) in inventories	2,342	(1,361)
Increase (decrease) in accounts payable and accrued expenses	2,899	(7,708)
(Decrease) increase in deferred revenue	(1,177)	2,987
Decrease in operating lease liabilities	(1,133)	(1,003)
Deferred drydock costs incurred	(6,209)	(7,744)
Net cash provided by operating activities	61,283	38,948

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(1,402)	(3,131)
Purchase of other fixed assets	(1,382)	(1,802)
Net proceeds from sale of vessels	67,743	—
Insurance proceeds for hull and machinery claims	159	1,402
Net cash provided by (used in) investing activities	65,118	(3,531)

Cash flows from financing activities:
Repayments on the $500 Million Revolver	(95,000)	—
Repayments on the $450 Million Credit Facility	—	(17,500)
Cash dividends paid	(35,872)	(28,125)
Payment of deferred financing costs	(38)	—
Net cash used in financing activities	(130,910)	(45,625)

Net decrease in cash, cash equivalents and restricted cash	(4,509)	(10,208)

Cash, cash equivalents and restricted cash at beginning of period	46,857	64,100
Cash, cash equivalents and restricted cash at end of period	$42,348	$53,892

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

As of June 30, 2024, the Company’s fleet consisted of 43 drybulk vessels, including 16 Capesize drybulk vessels, 15 Ultramax drybulk vessels and twelve Supramax drybulk vessels, with an aggregate carrying capacity of approximately 4,490,000 dwt and an average age of approximately 12.0 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of June 30, 2024 and December 31, 2023, which provides ship management services to the Company’s vessels. As of June 30, 2024 and December 31, 2023, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2024.

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

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$42,033	$46,542
Restricted cash – current	—	—
Restricted cash – noncurrent	315	315

Cash, cash equivalents and restricted cash	$42,348	$46,857

Vessels held for sale

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian and the sale of the vessel is expected to be completed in October 2024. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2024.

On May 21, 2024, the Company entered into an agreement to sell the Genco Warrior and the sale of the vessel was completed on July 5, 2024. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2024.

On November 14, 2023, the Company entered into an agreement to sell the Genco Commodus and the sale of the vessel was completed on February 7, 2024. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2023.

Additionally, on December 21, 2023 the Company entered into agreements to sell the Genco Claudius and Genco Maximus. On February 24, 2024, the Company terminated its agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. During the first quarter of 2024, the Company commenced arbitration with the buyers, seeking a declaration that it validly terminated the agreements due to the buyers’ breach, and to retain the deposits paid by the buyers in connection with the sales, totaling $3,650. During the second quarter of 2024, the Company and the buyers reached an agreement to settle this matter and concluded the arbitration proceeding in exchange for the buyers releasing the deposits to the Company. On May 13, 2024, the Company received the deposits and recorded the $3,650 as part of the net gain on sale of vessels in the Condensed Consolidated Statement of Operation during the three and six months ended June 30, 2024, closing the matter. On March 1, 2024, the Company entered into new agreements to sell the Genco Claudius and Genco Maximus to a separate unaffiliated third-party, and the sales were completed on April 22, 2024 and April 2, 2024 respectively. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2023. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

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

During the three months ended June 30, 2024 and 2023, the Company recorded $92 and ($27) of realized gains (losses) in other (expense) income, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded ($121) and ($38) of unrealized losses in other (expense) income, respectively.

During the six months ended June 30, 2024 and 2023, the Company recorded $110 and $81 of realized gains in other (expense) income, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded $39 and ($80) of unrealized gains (losses) in other (expense) income, respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of June 30, 2024 and December 31, 2023 is $40 and $1, respectively, and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. There were no bunker swap agreements and forward fuel purchase agreements in a liability position as of June 30, 2024 and December 31, 2023.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss of $198 and $269 during the three months ended June 30, 2024 and 2023, respectively, and $119 and $641 during the six months ended June 30, 2024 and 2023, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three and six months ended June 30, 2024, the Company recorded $5,634 related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”). During the three and six months ended June 30, 2023, the Company did not incur any impairment of vessel assets in accordance with ASC 360.

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, to a third party for $25,000 less a 2.0% commission payable to a third party. As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessels as of June 30, 2024, the vessel value for the Genco Hadrian was adjusted to its net sales price of $24,500 as of June 30, 2024. This resulted in an impairment loss of $5,634 during the three and six months ended June 30, 2024.

Net gain on sale of vessels

During the three and six months ended June 30, 2024, the Company recorded a net gain of $13,206 and $12,228 related primarily to gains on the sale of the Genco Claudius and Genco Maximus, partially offset by a loss on the sale of the Genco Commodus. During the three and six months ended June 30, 2023, the Company did not complete the sale of any vessels. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Other operating expense

Other operating expense of $3,924 and $5,728 recorded during the three and six months ended June 30, 2024, respectively, consist of costs incremental to routine expenses that were incurred related to the Company’s 2024 annual meeting held on May 23, 2024.

3 – CASH FLOW INFORMATION

For the six months ended June 30, 2024, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $702 for the Purchase of vessels and ballast water treatment systems, including deposits, $373 for the Purchase of other fixed assets, $39 for Vessels held for sale and $75 for the Net proceeds from sale of vessels. For the six months ended June 30, 2024, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,230 for Cash dividends payable.

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

During the six months ended June 30, 2024 and 2023, cash paid for interest was $7,071 and $6,641, respectively, which was offset by $588 and $3,443 received as result of the interest rate cap agreements, respectively.

During the six months ended June 30, 2024 and 2023, any cash paid for income taxes was insignificant.

All stock options exercised during the six months ended June 30, 2024 and 2023 were cashless. Refer to Note 13 — Stock-Based Compensation for further information.

On May 23, 2024, the Company granted 38,122 restricted stock units to certain members of the Board of Directors. The aggregate fair value of these restricted stock units was $825.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,226	$1,152

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

On May 21, 2024, the Company entered into an agreement to sell the Genco Warrior, a 2005-built Supramax vessel, to a third party for $11,950 less a 3.0% commission payable to a third party. The sale was completed on July 5, 2024. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2024.

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, to a third party for $25,000 less a 2.0% commission payable to a third party and the sale of the vessel is expected to be completed in October 2024. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2024.

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

The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,073,440	42,786,918	42,995,844	42,709,916

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,073,440	42,786,918	42,995,844	42,709,916

Dilutive effect of stock options	191,524	170,198	196,028	192,282

Dilutive effect of performance-based restricted stock units	107,082	54,712	134,908	27,507

Dilutive effect of restricted stock units	292,401	122,324	308,733	186,154

Weighted-average common shares outstanding, diluted	43,664,447	43,134,152	43,635,513	43,115,859

6 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2024 and 2023, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2024	2023
Principal amount	$105,000	$200,000
Less: Unamortized deferred financing costs	(8,834)	(9,831)
Less: Current portion	—	—

Long-term debt, net	$96,166	$190,169

$500 Million Revolver

On November 29, 2023, the Company entered into a fourth amendment to amend, extend and upsize its existing $450 Million Credit Facility (as defined below). The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of the Company’s asset base as well as general corporate purposes (the “$500 Million Revolver”). The maturity date of the $500 Million Revolver is November 29, 2028.

As of June 30, 2024, there was $327,655 availability under the $500 Million Revolver. Total debt repayments of $65,000 and $95,000 were made during the three and six months ended June 30, 2024, respectively, under the $500 Million Revolver.

As of June 30, 2024, the Company was in compliance with all of the financial covenants under the $500 Million Revolver.

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

Total debt repayments of $8,750 and $17,500 were made during the three and six months ended June 30, 2023, respectively, under the $450 Million Credit Facility.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Effective Interest Rate	9.24%	8.39%	8.70%	8.06%
Range of Interest Rates (excluding unused commitment fees)	7.17% to 7.19%	6.91% to 7.37%	7.17% to 7.21%	6.43% to 7.37%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of December 31, 2023, the Company had one interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates. This $50,000 interest rate cap agreement expired on March 28, 2024, therefore as of June 30, 2024, the Company no longer has any interest rate cap agreements. The interest rate cap agreement was initially designated and qualified as a cash flow hedge. The premium paid was recognized in income on a rational basis, and all changes in the fair value of the caps were deferred in Accumulated other comprehensive income (“AOCI”) and were subsequently reclassified into Interest expense in the period when the hedged interest affected earnings.

The Company recorded a $527 unrealized loss for the six months ended June 30, 2024 in AOCI. There is no remaining AOCI as of June 30, 2024.

The Effect of Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$3,452	$2,131	$7,492	$4,160

The effects of cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$—	$(1,617)	$(568)	$(3,341)
Premium excluded and recognized on an amortized basis	—	35	18	74
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

The following table shows the interest rate cap assets as of June 30, 2024 and December 31, 2023:

		June 30,	December 31,
	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$—	$515

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$—

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$—	$57

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$—

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized losses on cash flow hedges as of June 30, 2024.

AOCI — January 1, 2024	$527

Amount recognized in OCI on derivative, intrinsic	(533)
Amount recognized in OCI on derivative, excluded	6
Amount reclassified from OCI into income	—

AOCI — June 30, 2024	$—

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$42,033	$42,033	$46,542	$46,542
Restricted cash	315	315	315	315
Principal amount of floating rate debt	105,000	105,000	200,000	200,000

The carrying value of the borrowings under the $500 Million Revolver as of June 30, 2024 and December 31, 2023, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of June 30, 2024 and December 31, 2023 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the three and six months ended June 30, 2024, the vessel assets for one of the Company’s vessels was written down as part of the impairment recorded during the period. There was no vessel impairment recorded during the three and six months ended June 30, 2023. Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and six months ended June 30, 2024 and 2023, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of June 30, 2024 and December 31, 2023.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$11,525	$10,650
Accrued general and administrative expenses	4,247	5,700
Accrued vessel operating expenses	12,189	7,895
Total accounts payable and accrued expenses	$27,961	$24,245

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended June 30, 2024 and 2023, the Company earned $107,047 and $90,556 of voyage revenues, respectively. For the six months ended June 30, 2024 and 2023, the Company earned $224,482 and $184,947, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease revenue	$46,432	$44,926	$89,615	$81,893
Spot market voyage revenue	60,615	45,630	134,867	103,054
Total voyage revenues	$107,047	$90,556	$224,482	$184,947

12 – LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended June 30, 2024 and 2023 and $612 of sublease income recorded during the six months ended June 30, 2024 and 2023. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and six months ended June 30, 2024 and 2023, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2024:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2024	368,190	$7.93	$2.82
Granted	—	—	—
Exercised	(65,245)	8.03	3.09
Forfeited	—	—	—

Outstanding as of June 30, 2024	302,945	$7.91	$2.76

Exercisable as of June 30, 2024	302,945	$7.91	$2.76

The following table summarizes certain information about the options outstanding as of June 30, 2024:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2024			June 30, 2024
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	—	$—	—	302,945	$7.91	1.88

As of June 30, 2024 and December 31, 2023, a total of 302,945 and 368,190 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of June 30, 2024.

For the three and six months ended June 30, 2024 and 2023, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative expenses	$—	$15	$6	$58

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s

Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of June 30, 2024 and December 31, 2023, 980,966 and 808,880 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2024:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2024	563,705	$16.47
Granted	218,947	18.97
Vested	(229,633)	16.00
Forfeited	—	—

Outstanding as of June 30, 2024	553,019	$17.65

The total fair value of the RSUs that vested during the six months ended June 30, 2024 and 2023 was $4,682 and $3,923, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2024:

Unvested RSUs			Vested RSUs
June 30, 2024			June 30, 2024
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
553,019	$17.65	1.58	348,329	$12.88

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of June 30, 2024, unrecognized compensation cost of $5,810 related to RSUs will be recognized over a weighted-average period of 1.58 years.

For the three and six months ended June 30, 2024 and 2023, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative expenses	$1,125	$1,089	$2,279	$2,605

Performance-Based Restricted Stock Units

The Company has granted performance-based restricted stock units (“PRSUs”) under the 2015 Plan to certain employees of the Company, some of which are contingent upon the Company’s relative total shareholder return (“TSR”) and some of which are contingent upon the Company’s return on invested capital (“ROIC”) for a three-year performance period ending December 31, 2025 and December 31, 2026.

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

The table below summarizes the Company’s unvested PRSUs for the six months ended June 30, 2024:

Number of
PRSUs
Outstanding as of January 1, 2024	79,838
Granted	99,065
Vested	—
Forfeited	—

Outstanding as of June 30, 2024	178,903

The PRSUs, if earned, will ordinarily vest during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of June 30, 2024, unrecognized compensation cost of $2,713 related to PRSUs will be recognized over a weighted-average period of 2.06 years.

Significant inputs used in the estimation of the fair value of these awards outstanding as of June 30, 2024 and December 31, 2023 are as follows:

Significant Input	June 30, 2024	December 31, 2023
Closing share price of our common stock	$14.36 to $18.17	$14.36 to $16.30
Risk-free rate of return	3.81% to 4.38%	3.81% to 4.38%
Expected volatility of our common stock	48.34% to 54.53%	53.38% to 54.53%
Holding period discount	0%	0%
Simulation term (in years)	2.54 to 2.86	2.54 to 2.72
Range of target	0% to 200%	0% to 200%

For the three and six months ended June 30, 2024 and 2023, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative expenses	$326	$115	$548	$115

14 – LEGAL PROCEEDINGS

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

15 – SUBSEQUENT EVENTS

On July 5, 2024, the Company completed the sale of the Genco Warrior, a 2005-built Supramax vessel, to a third party for $11,950 less 3.0% commission payable to a third party. The vessel asset for the Genco Warrior has been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2024 at its net book value. This vessel served as collateral under the $500 Million Revolver.

The Company expects to record a gain on the sale of the Genco Warrior of approximately $4 to $5 million during the third quarter of 2024.

On July 12, 2024, the Company made a voluntary debt prepayment of $5,000 under the $500 Million Revolver.

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, to a third party for $25,000 less a 2.0% commission payable to a third party. The sale of the vessel is expected to be completed in October 2024. The vessel asset for the Genco Hadrian has been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2024 at its net sales price. Refer to Note 2 – Summary of Significant Accounting Policies regarding the impairment recorded for this vessel during the second quarter of 2024.

On August 7, 2024, the Company announced a regular quarterly dividend of $0.34 per share to be paid on or about August 26, 2024 to shareholders of record as of August 19, 2024. The aggregate amount of the dividend is expected to be approximately $14.8 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

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

General

We are a New York City-based company incorporated in the Marshall Islands that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. After the anticipated sale of the Genco Hadrian in October 2024, our fleet will consist of 41 drybulk vessels, including 15 Capesize, 15 Ultramax and eleven Supramax vessels, with an aggregate carrying capacity of approximately 4,266,000 deadweight tons (“dwt”) and an average age of approximately 11.8 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 34 - 35 for a table of our current fleet.

Our approach towards fleet composition is to own a high-quality fleet of vessels focused on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category, while Ultramax and Supramax vessels represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore, coal and bauxite, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Copenhagen and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment, index-linked time charters as well as opportunistically booking longer term fixed-rate coverage. Our fleet deployment strategy currently is weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer term time charters or contracts of affreightment.  In addition to both short and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Our approach to capital allocation, through our comprehensive value strategy, focuses on three key factors:

●	Compelling dividends,
●	Financial deleveraging, and
●	Accretive growth of our fleet

Since 2021, we have executed this strategy by reducing our debt by $344.2 million cumulatively through June 30, 2024 while expanding our core Capesize and Ultramax fleet. This has resulted in a debt balance of $105.0 million as of June 30, 2024, a 78% reduction from January 1, 2021 levels. After a voluntary debt prepayment of $5.0 million on July 12, 2024, our debt balance was reduced to $100.0 million. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments. In addition to the $42.3 million of cash on our balance sheet as of June 30, 2024, we have undrawn revolver availability of $327.7 million, bringing our total liquidity to $370.0 million. Furthermore, since the fourth quarter of 2021 through the second quarter of 2024, we have declared cumulative dividends under our value strategy of $4.86 per share.

IMO 2023 Compliance

In 2021, Genco initiated a plan to comply with upcoming International Maritime Organization (“IMO”) regulations that took effect in 2023, namely the Energy Efficiency Existing Ship Index (“EEXI”) and the Carbon Intensity Indicator (“CII”) metrics, which call for a reduction in vessel greenhouse gas emissions. These metrics are intended to assess and measure the energy efficiency of all ships and these new regulations set required attainment values, with the goal of reducing the carbon intensity of international shipping.

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

In order to opportunistically renew our fleet, in addition to the above vessel purchases, we agreed to divest three older, less fuel efficient vessels with their third special survey due in 2024. During the fourth quarter of 2023, we entered into agreements to sell three of our Capesize vessels, the Genco Claudius, Genco Commodus and Genco Maximus. The Genco Commodus was delivered to its third-party buyer on February 7, 2024. On February 24, 2024, we terminated the agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. During the first quarter of 2024 we commenced arbitration with the buyers, seeking a declaration that we validly terminated the agreements due to the buyers’ breach, and to retain the deposits paid by the buyers in connection with the sales, totaling approximately $3.7 million. During the second quarter of 2024, we and the buyers reached an agreement to settle this matter and concluded the arbitration proceeding in exchange for the buyers releasing the deposits to us. On May 13, 2024, we received the deposits and recorded the $3,650 as part of the net gain on sale of vessels in the Condensed Consolidated Statement of Operation during the three and six months ended June 30, 2024, closing the matter. On March 1, 2024, the Company entered into new agreements to sell the Genco Claudius and Genco Maximus to a separate unaffiliated third-party buyer for an aggregate purchase price of $47.0 million less a 2.0% commission payable to a third party. The sales of the Genco Claudius and Genco Maximus were completed on April 22, 2024 and April 2, 2024, respectively.

Additionally, on May 21, 2024, we entered into an agreement to sell the Genco Warrior, a 2005-built Supramax vessel, for $11.95 million less a 3.0% commission payable to a third-party and the sale was completed on July 5, 2024. Also, on July 16, 2024, we entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, for $25.0 million less a 2.0% commission payable to a third-party. The sale of the Genco Hadrian is expected to be completed in October 2024.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2024 and 2023 on a consolidated basis.

	For the Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,478.7	1,547.0	(68.3)	(4.4)%
Panamax	—	—	—	—%
Ultramax	1,365.0	1,365.0	—	—%
Supramax	1,092.0	1,092.0	—	—%

Total	3,935.7	4,004.0	(68.3)	(1.7)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	40.3	—	40.3	100.0%
Ultramax	80.8	50.3	30.5	60.6%
Supramax	14.8	19.7	(4.9)	(24.9)%

Total	135.9	70.0	65.9	94.1%

Available days (owned & chartered-in fleet) (3)
Capesize	1,411.5	1,543.2	(131.7)	(8.5)%
Panamax	40.3	—	40.3	100.0%
Ultramax	1,360.8	1,404.9	(44.1)	(3.1)%
Supramax	1,055.5	1,021.1	34.4	3.4%

Total	3,868.1	3,969.2	(101.1)	(2.5)%

Available days (owned fleet) (4)
Capesize	1,411.5	1,543.2	(131.7)	(8.5)%
Panamax	—	—	—	—%
Ultramax	1,280.0	1,354.6	(74.6)	(5.5)%
Supramax	1,040.7	1,001.4	39.3	3.9%

Total	3,732.2	3,899.2	(167.0)	(4.3)%

Operating days (5)
Capesize	1,395.6	1,532.1	(136.5)	(8.9)%
Panamax	40.3	—	40.3	100.0%
Ultramax	1,352.4	1,383.7	(31.3)	(2.3)%
Supramax	1,038.8	1,003.1	35.7	3.6%

Total	3,827.1	3,918.9	(91.8)	(2.3)%

Fleet utilization (6)
Capesize	94.7%	99.0%	(4.3)%	(4.3)%
Panamax	100.0%	—%	100.0%	100.0%
Ultramax	98.9%	97.8%	1.1%	1.1%
Supramax	95.8%	95.9%	(0.1)%	(0.1)%

Fleet average	96.5%	97.8%	(1.3)%	(1.3)%

	For the Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$29,145	$19,468	$9,677	49.7%
Panamax	—	—	—	—%
Ultramax	15,646	13,739	1,907	13.9%
Supramax	12,468	11,984	484	4.0%

Fleet average	19,938	15,556	4,382	28.2%
Major bulk vessels	29,145	19,468	9,677	49.7%
Minor bulk vessels	14,337	12,994	1,343	10.3%

Daily vessel operating expenses (8)
Capesize	$7,609	$5,928	$1,681	28.4%
Panamax	—	—	—	—%
Ultramax	5,992	5,174	818	15.8%
Supramax	6,911	5,979	932	15.6%

Fleet average	6,855	5,641	1,214	21.5%

	For the Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	3,154.1	3,077.0	77.1	2.5%
Panamax	—	—	—	—%
Ultramax	2,730.0	2,715.0	15.0	0.6%
Supramax	2,184.0	2,172.0	12.0	0.6%

Total	8,068.1	7,964.0	104.1	1.3%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	66.2	—	66.2	100.0%
Ultramax	168.5	239.7	(71.2)	(29.7)%
Supramax	97.1	65.9	31.2	47.3%

Total	331.8	305.6	26.2	8.6%

Available days (owned & chartered-in fleet) (3)
Capesize	3,030.3	2,984.0	46.3	1.6%
Panamax	66.2	—	66.2	100.0%
Ultramax	2,769.2	2,940.4	(171.2)	(5.8)%
Supramax	2,192.1	2,110.3	81.8	3.9%

Total	8,057.8	8,034.7	23.1	0.3%

Available days (owned fleet) (4)
Capesize	3,030.3	2,984.0	46.3	1.6%
Panamax	—	—	—	—%
Ultramax	2,600.7	2,700.7	(100.0)	(3.7)%
Supramax	2,095.0	2,044.4	50.6	2.5%

Total	7,726.0	7,729.1	(3.1)	(0.0)%

Operating days (5)
Capesize	2,968.9	2,965.3	3.6	0.1%
Panamax	66.2	—	66.2	100.0%

	For the Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)	% Change
Ultramax	2,743.2	2,857.5	(114.3)	(4.0)%
Supramax	2,159.8	2,075.2	84.6	4.1%

Total	7,938.1	7,898.0	40.1	0.5%

Fleet utilization (6)
Capesize	94.3%	98.8%	(4.5)%	(4.6)%
Panamax	100.0%	—%	100.0%	100.0%
Ultramax	98.4%	96.7%	1.7%	1.8%
Supramax	96.5%	95.6%	0.9%	0.9%

Fleet average	96.3%	97.2%	(0.9)%	(0.9)%

	For the Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$27,249	$17,759	$9,490	53.4%
Panamax	—	—	—	—%
Ultramax	15,111	14,307	804	5.6%
Supramax	13,896	10,977	2,919	26.6%

Fleet average	19,564	14,757	4,807	32.6%
Major bulk vessels	27,249	17,759	9,490	53.4%
Minor bulk vessels	14,607	12,869	1,738	13.5%

Daily vessel operating expenses (8)
Capesize	$7,126	$6,247	$879	14.1%
Panamax	—	—	—	—%
Ultramax	5,954	5,365	589	11.0%
Supramax	6,493	6,153	340	5.5%

Fleet average	6,558	5,899	659	11.2%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Voyage revenues (in thousands)	$107,047	$90,556	$58,211	$43,732	$48,836	$46,824
Voyage expenses (in thousands)	30,273	28,830	17,073	13,688	13,200	15,142
Charter hire expenses (in thousands)	2,455	1,040	—	—	2,455	1,040
Realized gain (loss) on fuel hedges (in thousands)	92	(27)	—	—	92	(27)
	74,411	60,659	41,138	30,044	33,273	30,615
Total available days for owned fleet	3,732	3,899	1,411	1,543	2,321	2,356
Total TCE rate	$19,938	$15,556	$29,145	$19,468	$14,337	$12,994

	Entire Fleet		Major Bulk		Minor Bulk
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Voyage revenues (in thousands)	$224,482	$184,947	$120,233	$83,351	$104,249	$101,596
Voyage expenses (in thousands)	67,473	66,265	37,667	30,358	29,806	35,907
Charter hire expenses (in thousands)	5,965	4,705	—	—	5,965	4,705
Realized gain on fuel hedges (in thousands)	110	81	—	—	110	81
	151,154	114,058	82,566	52,993	68,588	61,065
Total available days for owned fleet	7,726	7,729	3,030	2,984	4,696	4,745
Total TCE rate	$19,564	$14,757	$27,249	$17,759	$14,607	$12,869

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

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2024 and 2023 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2024	2023	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$107,047	$90,556	$16,491	18.2%

Total revenues	107,047	90,556	16,491	18.2%

Operating Expenses:
Voyage expenses	30,273	28,830	1,443	5.0%
Vessel operating expenses	26,977	22,586	4,391	19.4%
Charter hire expenses	2,455	1,040	1,415	136.1%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,451 and $1,219, respectively)	6,320	6,933	(613)	(8.8)%
Technical management expenses	1,260	1,349	(89)	(6.6)%
Depreciation and amortization	17,096	16,791	305	1.8%
Impairment of vessel assets	5,634	—	5,634	100.0%
Net gain on sale of vessels	(13,206)	—	(13,206)	(100.0)%
Other operating expense	3,924	—	3,924	100.0%

Total operating expenses	80,733	77,529	3,204	4.1%

Operating income	26,314	13,027	13,287	102.0%
Other expense, net	(2,821)	(1,486)	(1,335)	89.8%

Net income	23,493	11,541	11,952	103.6%
Less: Net income (loss) attributable to noncontrolling interest	26	(21)	47	(223.8)%
Net income attributable to Genco Shipping & Trading Limited	$23,467	$11,562	$11,905	103.0%

Earnings per share - basic	$0.54	$0.27	$0.27	100.0%
Earnings per share - diluted	$0.54	$0.27	$0.27	100.0%
Weighted average common shares outstanding - basic	43,073,440	42,786,918	286,522	0.7%
Weighted average common shares outstanding - diluted	43,664,447	43,134,152	530,295	1.2%

EBITDA (1)	$43,294	$29,964	$13,330	44.5%

	For the Six Months Ended
	June 30,
	2024	2023	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$224,482	$184,947	$39,535	21.4%

Total revenues	224,482	184,947	39,535	21.4%

Operating Expenses:
Voyage expenses	67,473	66,265	1,208	1.8%
Vessel operating expenses	52,909	46,979	5,930	12.6%
Charter hire expenses	5,965	4,705	1,260	26.8%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,833 and $2,778 respectively)	13,984	14,682	(698)	(4.8)%
Technical management expenses	2,291	2,111	180	8.5%
Depreciation and amortization	34,319	32,736	1,583	4.8%
Impairment of vessel assets	5,634	—	5,634	100.0%
Net gain on sale of vessels	(12,228)	—	(12,228)	(100.0)%
Other operating expense	5,728	—	5,728	100.0%

Total operating expenses	176,075	167,478	8,597	5.1%

Operating income	48,407	17,469	30,938	177.1%
Other expense	(5,971)	(3,068)	(2,903)	94.6%

Net income	42,436	14,401	28,035	194.7%
Less: Net income attributable to noncontrolling interest	171	205	(34)	(16.6)%
Net income attributable to Genco Shipping & Trading Limited	$42,265	$14,196	$28,069	197.7%

Earnings per share - basic	$0.98	$0.33	0.65	197.0%
Earnings per share - diluted	$0.97	$0.33	0.64	193.9%
Weighted average common shares outstanding - basic	42,995,844	42,709,916	285,928	0.7%
Weighted average common shares outstanding - diluted	43,635,513	43,115,859	519,654	1.2%

EBITDA (1)	$82,531	$49,802	$32,729	65.7%

(1)	EBITDA represents net income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP (i.e., non-GAAP measure) and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to Genco Shipping & Trading Limited	$23,467	$11,562	$42,265	$14,196
Net interest expense	2,731	1,611	5,947	2,870
Income tax expense	—	—	—	—
Depreciation and amortization	17,096	16,791	34,319	32,736

EBITDA (1)	$43,294	$29,964	$82,531	$49,802

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of August 6, 2024:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	August 2024	Voyage
Genco Tiberius	2007	August 2024	$27,000
Genco London	2007	September 2024	Voyage
Genco Titus	2007	October 2024	Voyage
Genco Constantine	2008	September 2024	Voyage
Genco Hadrian	2008	August 2024	Voyage
Genco Tiger	2011	August 2024	Voyage
Genco Lion	2012	August 2024	Voyage
Baltic Bear	2010	August 2024	Voyage
Baltic Wolf	2010	August 2024	$26,350
Genco Resolute	2015	April 2025	123% of BCI (3)
Genco Endeavour	2015	June 2024	Voyage
Genco Defender	2016	April 2025	123% of BCI (3)
Genco Liberty	2016	February 2025	$35,000
Genco Ranger	2016	February 2025	128% of BCI (3)
Genco Reliance	2016	January 2025	128% of BCI (3)

Ultramax Vessels
Baltic Hornet	2014	August 2024	Voyage
Baltic Wasp	2015	August 2024	Voyage
Baltic Scorpion	2015	September 2024	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Baltic Mantis	2015	September 2024	$14,000
Genco Weatherly	2014	August 2024	$19,000
Genco Columbia	2016	November 2024	$17,250
Genco Magic	2014	September 2024	$17,000
Genco Vigilant	2015	September 2024	$25,000
Genco Freedom	2015	October 2024	$16,000
Genco Enterprise	2016	August 2024	$17,500
Genco Constellation	2017	September 2024	$11,000
Genco Madeleine	2014	September 2024	$17,000
Genco Mayflower	2017	September 2024	$23,500
Genco Mary	2022	September 2024	$19,250
Genco Laddey	2022	August 2024	$16,125

Supramax Vessels
Genco Predator	2005	September 2024	$28,500
Genco Hunter	2007	September 2024	Voyage
Genco Aquitaine	2009	September 2024	$15,000
Genco Ardennes	2009	August 2024	$16,000
Genco Auvergne	2009	August 2024	$14,000
Genco Bourgogne	2010	August 2024	$13,500
Genco Brittany	2010	August 2024	Voyage
Genco Languedoc	2010	August 2024	$18,000
Genco Picardy	2005	September 2024	Voyage
Genco Pyrenees	2010	September 2024	Voyage
Genco Rhone	2011	August 2024	$22,000
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

VOYAGE REVENUES-

For the three months ended June 30, 2024, voyage revenues increased by $16.5 million, or 18.2%, to $107.0 million as compared to $90.6 million for the three months ended June 30, 2023. The increase in voyage revenues was primarily due to higher rates earned by our major bulk vessels. In the second quarter of 2024, the drybulk market remained at firm levels following a strong start to 2024 led by increased Brazilian iron ore exports, as well as solid coal and bauxite trades together with continued commodity demand from China. In the first half of 2024, firm Chinese iron ore demand has led to import growth of 6% year-over-year, while also leading to growing iron ore port stockpiles.

The average TCE rate of our overall fleet increased 28.2% to $19,938 a day during the second quarter of 2024 from $15,556 a day during the second quarter of 2023. The TCE for our major bulk vessels increased by 49.7% from $19,468 a day during the second quarter of 2023 to $29,145 a day during the second quarter of 2024. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 10.3% from $12,994 a day during the second quarter of 2023 to $14,337 a day during the second quarter of 2024 primarily a result of higher rates achieved by our Ultramax vessels.

Fleet utilization decreased marginally from 97.8% during the second quarter of 2023 to 96.5% during the second quarter of 2024 primarily due to additional offhire periods for some of our Capesize vessels. During the year ended December 31, 2025, we expect approximately 575 days of offhire related to scheduled drydockings and special surveys. Refer to “Capital Expenditures” section below for further details.

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

Voyage expenses increased from $28.8 million during the three months ended June 30, 2023 to $30.3 million during the three months ended June 30, 2024. The increase was primarily due to higher bunker consumption for our major bulk vessels partially offset by lower bunker consumption for our minor bulk vessels and third-party chartered-in vessels, as well as increased fuel prices during the second quarter of 2024 as compared to the same period during 2023.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $4.4 million from $22.6 million during the three months ended June 30, 2023 to $27.0 million during the three months ended June 30, 2024. The increase was primarily due to the timing of the purchase of stores and spares, higher crew costs, and higher repair and maintenance costs.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,855 per vessel per day for the three months ended June 30, 2024 from $5,641 per day for the three months ended June 30, 2023. The increase in daily vessel operating expense was primarily due to the timing of the purchase of stores and spares, higher crew costs, and higher repair and maintenance costs. In addition, we recorded a lower level of expenditures relative to budgeted amounts in the second quarter of 2023, while in the second quarter of 2024, we incurred additional maintenance related expenses on our Capesize vessels. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

The DVOE budget for the third quarter of 2024 is expected to be $6,150 per vessel per day on a fleet-wide basis. The potential impacts of various macroeconomic events, including but not limited to the war in Ukraine, the Israel-Hamas war and the Houthi conflict in the Red Sea, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

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

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $1.5 million from $1.0 million during the three months ended June 30, 2023 to $2.5 million during the three months ended June 30, 2024. The increase was primarily due to an increase in chartered-in days, as well as an increase in hire rates.

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

For the three months ended June 30, 2024 and 2023, general and administrative expenses decreased marginally from $6.9 million during the three months ended June 30, 2023 to $6.3 million during the three months ended June 30, 2024. This decrease was primarily due to lower legal and professional fees.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management expenses were $1.3 million during the three months ended June 30, 2024 and 2023.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $0.3 million to $17.1 million during the three months ended June 30, 2024 as compared to $16.8 million during the three months ended June 30, 2023. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2023.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended June 30, 2024, we recorded $5.6 million of impairment of vessel assets. This represents impairment for the Genco Hadrian, a Capesize vessel. There was no vessel impairment recorded during the three months ended June 30, 2023. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of this vessel.

NET GAIN ON SALE OF VESSELS-

During the second quarter of 2024, we recorded a net gain on sale of vessels of $13.2 million related primarily to the sale of the Genco Claudius and Genco Maximus during the second quarter of 2024. There were no vessels sold during the second quarter of 2023.

OTHER OPERATING EXPENSE-

Other operating expense of $3.9 million recorded during the three months ended June 30, 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting held on May 23, 2024.

OTHER INCOME (EXPENSE)-

INTEREST EXPENSE –

Interest expense increased from $2.1 million during the three months ended June 30, 2023 to $3.5 million during the three months ended June 30, 2024. Interest expense during the three months ended June 30, 2024 and 2023 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase was primarily a result of lower settlement payments received under our interest rate cap agreements as a result of the expiration of these agreements. There were no interest rate cap agreements during the second quarter of 2024.

INTEREST INCOME –

Interest income increased by $0.2 million from $0.5 million during the three months ended June 30, 2023 to $0.7 million during the three months ended June 30, 2024 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER (EXPENSE) INCOME –

Other (expense) income fluctuated by $0.2 million from $0.1 million of other income during three months ended June 30, 2023 to $0.1 million of other expense during the three months ended June 30, 2024. The fluctuation was primarily due to an increase in tax related expenses related to our Denmark subsidiary.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended June 30, 2024 and 2023, net income (loss) attributable to noncontrolling interest was $0.03 million and ($0.02) million, respectively, which is associated with the net income (loss) attributable to the noncontrolling interest of GSSM.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

VOYAGE REVENUES-

For the six months ended June 30, 2024, voyage revenues increased by $39.5 million, or 21.4%, to $224.5 million as compared to $184.9 million for the six months ended June 30, 2023. The increase in voyage revenues was primarily due to higher rates earned by our major bulk vessels. Refer to the discussion above included under the section “Three months ended June 30, 2024 compared to the three months ended June 30, 2023 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet increased 32.6% to $19,564 a day during the six months ended June 30, 2024 from $14,757 a day during the six months ended June 30, 2023. The TCE for our major bulk vessels increased by 53.4% from $17,759 a day during the first half of 2023 to $27,249 a day during the first half of 2024. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 13.5% from $12,869 a day during the first half of 2023 to $14,607 a day during the first half of 2024 primarily a result of higher rates achieved by our Ultramax vessels.

Fleet utilization decreased marginally from 97.2% during the first half of 2023 to 96.3% during the first half of 2024.

VOYAGE EXPENSES-

Voyage expenses were $67.5 million and $66.3 million during the six months ended June 30, 2024 and 2023, respectively. This marginal increase was primarily due to higher bunker consumption for our major bulk vessels partially offset by lower bunker consumption for our minor bulk vessels and third-party chartered-in vessels, as well as lower port expenses.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $5.9 million from $47.0 million during the six months ended June 30, 2023 to $52.9 million during the six months ended June 30, 2024. The increase was primarily due to the timing of the purchase of stores and spares, higher crew costs, and higher repair and maintenance costs.

DVOE for our fleet increased to $6,558 per vessel per day for the six months ended June 30, 2024 from $5,899 per day for the six months ended June 30, 2023. The increase in daily vessel operating expense was primarily due to the timing of the purchase of stores and spares, higher crew costs, and higher repair and maintenance costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $1.3 million from $4.7 million during the six months ended June 30, 2023 to $6.0 million during the six months ended June 30, 2024. The increase was primarily due to an increase in chartered-in days, as well as an increase in hire rates.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2024 and 2023, general and administrative expenses were $14.0 million and $14.7 million, respectively. This decrease was primarily due to lower legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $2.3 million and $2.1 million during the six months ended June 30, 2024 and 2023, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.6 million from $32.7 million during the six months ended June 30, 2023 to $34.3 million during the six months ended June 30, 2024. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2023.

IMPAIRMENT OF VESSEL ASSETS-

During the six months ended June 30, 2024, we recorded $5.6 million of impairment of vessel assets. This represents impairment for the Genco Hadrian, a Capesize vessel. There was no vessel impairment recorded during the six months ended June 30, 2023. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of this vessel.

NET GAIN ON SALE OF VESSELS-

During the six months ended June 30, 2024, we recorded a net gain on sale of vessels of $12.2 million related primarily to the gains on the sale of the Genco Claudius and Genco Maximus during the second quarter of 2024, partially offset by losses on the sale of the Genco Commodus during the first quarter of 2024. There were no vessels sold during the six months ended June 30, 2023.

OTHER OPERATING EXPENSE-

Other operating expense of $5.7 million recorded during the six months ended June 30, 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting held on May 23, 2024.

OTHER INCOME (EXPENSE)-

INTEREST EXPENSE –

Interest expense increased by $3.3 million from $4.2 million during the six months ended June 30, 2023 to $7.5 million during the six months ended June 30, 2024. The increase was primarily a result of lower settlement payments received under our interest rate cap agreements during the first half of 2024 as compared to the same period during 2023 as a result of the expiration of these agreements, as well as higher interest rates.

INTEREST INCOME –

Interest income increased by $0.2 million from $1.3 million during the six months ended June 30, 2023 to $1.5 million during the six months ended June 30, 2024 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER (EXPENSE) INCOME –

Other income (expense) decreased by $0.2 million from $0.2 million of other expense during the six months ended June 30, 2023 to $0.02 million of other expense during the six months ended June 30, 2024. The fluctuation was primarily due to a change in the realized and unrealized gains (losses) related to our bunker swap and forward fuel purchase agreements.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $42.0 million as of June 30, 2024 in addition to the $327.7 million availability under the $500 Million Revolver as of June 30, 2024, which compares to a minimum liquidity requirement under our credit facility of approximately $21.5 million as of June 30, 2024, as well as the net proceeds from our agreed upon vessel sales of approximately $36 million. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $15.8 million and $41.2 million during the remainder of 2024 and 2025, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Throughout 2022, 2023 and the six months ended June 30, 2024, the Company made a total of $206.0 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. During the fourth quarter of 2023, partially offsetting this debt reduction, we opportunistically drew down $65 million under the revolver of the $450 Million Credit Facility to partially fund the purchase of two Capesize vessels that were delivered during the fourth quarter of 2023. Going forward, given the nature of our new revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of June 30, 2024, there are no mandatory debt repayments until we must repay $105.0 million in 2028. Although we do not have any mandatory debt repayments until 2028, we intend to continue to pay down debt on a voluntary basis with a medium-term goal of zero net debt.

As of June 30, 2024, the $500 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

As of June 30, 2024, we were in compliance with all financial covenants under the $500 Million Revolver.

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

On August 7, 2024, we announced a quarterly dividend of $0.34 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 was $61.3 million and $38.9 million, respectively. This increase in cash provided by operating activities was primarily due to higher freight rates earned by our major bulk vessels and changes in working capital. There was also a decrease in drydocking costs incurred during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Net cash provided by (used in) investing activities for the six months ended June 30, 2024 and 2023 was $65.1 million and ($3.5) million, respectively. This fluctuation was primarily a result of $67.7 million of proceeds from the sale of the Genco Commodus, the Genco Claudius and the Genco Maximus during the six months ended June 30, 2024.

Net cash used in financing activities during the six months ended June 30, 2024 and 2023 was $130.9 million and $45.6 million, respectively.  The increase is primarily due to a $77.5 million increase in debt repayments made during the first half of 2024 as compared to the first half of 2023. There was also a $7.7 million increase in the payment of dividends during the first half of 2024 as compared to the first half of 2023.

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

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At June 30, 2024, the total notional principal amount of the interest rate cap agreements is $0.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2024 and December 31, 2023.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. After the anticipated sale of the Genco Hadrian in October 2024, our fleet will consist of 41 drybulk vessels, including 15 Capesize, 15 Ultramax and eleven Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2025 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

July 1 - December 31, 2024	$12.4	$1.1	$2.3	215
2025	$36.0	$1.1	$4.1	575

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

During the six months ended June 30, 2024 and 2023, we incurred a total of $6.2 million and $7.7 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of three of our vessels during the six months ended June 30, 2024. Additionally, the drydocking for one of our vessels began during the second quarter of 2024 and completed during the third quarter of 2024. We estimate that six of our vessels will be drydocked during the remainder of 2024 and 18 of our vessels will be drydocked during 2025.

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

During the three and six months ended June 30, 2024, we recorded an impairment loss for the Genco Hadrian, one of our Capesize vessels, and the vessel has been classified as held for sale as of June 30, 2024. Additionally, as of June 30, 2024, the Genco Warrior has been classified as held for sale. The sale of the Genco Warrior was completed on July 5, 2024 and the sale of the Genco Hadrian is expected to be completed in October 2024. During the year ended December 31, 2023, we recorded an impairment loss for three of our Capesize vessels (the Genco Commodus, the Genco Claudius and the Genco Maximus). The Genco Commodus, the Genco Claudius and the Genco Maximus have been classified as held for sale as of December 31, 2023 and the sale of these vessels were completed during the six months ended June 30, 2024. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $500 Million Revolver as of June 30, 2024. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $500 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding the three vessels held for sale as noted above). As of June 30, 2024 and December 31, 2023, four and eight of our Capesize vessels, respectively, had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2023 10-K, there were no impairment losses recorded for these vessels incurred during the three and six months ended June 30, 2024 or the three months ended December 31, 2023 (excluding the one and three vessels held for sale as of June 30, 2024 and December 31, 2023, respectively as noted above).

The amount by which the carrying value at June 30, 2024 of four of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.9 million to $3.2 million per vessel, and $8.0 million on an aggregate fleet basis. Comparatively, the amount by which the carrying value at December 31, 2023 of eight of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.1 million to $8.3 million per vessel, and $47.9 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $2.0 million at June 30, 2024 and $6.0 million as of

December 31, 2023. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of June 30, 2024 and December 31, 2023. Vessels have been grouped according to their collateralized status as of June 30, 2024 and does not include any vessels held for sale.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2024	2023
$500 Million Revolver
Baltic Bear	2010	2010	$31,726	$32,724
Baltic Wolf	2010	2010	32,102	33,078
Genco Lion	2012	2013	27,821	28,508
Genco Tiger	2011	2013	26,311	26,954
Baltic Scorpion	2015	2015	20,937	21,440
Baltic Mantis	2015	2015	21,173	21,677
Genco Hunter	2007	2007	7,315	7,564
Genco Warrior	2005	2007	—	6,211
Genco Aquitaine	2009	2010	8,098	7,948
Genco Ardennes	2009	2010	7,814	7,955
Genco Auvergne	2009	2010	7,829	7,971
Genco Bourgogne	2010	2010	8,412	8,580
Genco Brittany	2010	2010	8,425	8,590
Genco Languedoc	2010	2010	8,432	8,588
Genco Picardy	2005	2010	6,704	6,972
Genco Pyrenees	2010	2010	8,479	8,641
Genco Rhone	2011	2011	9,601	9,792
Genco Constantine	2008	2008	28,254	29,377
Genco Augustus	2007	2007	25,917	27,052
Genco London	2007	2007	26,307	27,295
Genco Titus	2007	2007	26,853	27,856
Genco Tiberius	2007	2007	25,726	27,127
Genco Hadrian	2008	2008	—	29,671
Genco Predator	2005	2007	6,625	6,888
Baltic Hornet	2014	2014	19,598	20,084
Baltic Wasp	2015	2015	19,841	20,326
Genco Endeavour	2015	2018	38,198	39,022
Genco Resolute	2015	2018	38,327	39,177
Genco Columbia	2016	2018	21,952	22,455
Genco Weatherly	2014	2018	18,125	18,118
Genco Liberty	2016	2018	41,249	42,162
Genco Defender	2016	2018	41,247	42,165
Genco Magic	2014	2020	13,558	13,373
Genco Vigilant	2015	2021	14,029	14,323
Genco Freedom	2015	2021	14,105	14,407
Genco Enterprise	2016	2021	18,594	18,996
Genco Madeleine	2014	2021	20,688	21,209
Genco Constellation	2017	2021	23,344	23,872
Genco Mayflower	2017	2021	23,711	24,251
Genco Laddey	2022	2022	27,792	28,299
Genco Mary	2022	2022	27,828	28,336
Genco Ranger	2016	2023	42,456	43,108

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2024	2023
$500 Million Revolver
TOTAL			$845,503	$902,142
Unencumbered
Genco Reliance	2016	2023	$42,394	$42,972
			$42,394	$42,972
Consolidated Total			$887,897	$945,114

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. On May 30, 2023, we entered into an amendment to the $450 Million Credit Facility to transition from the use of LIBOR to calculate interest to SOFR effective June 30, 2023. During the three and six months ended June 30, 2024 and 2023, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

●	$450 Million Credit Facility

●	One-month or three-month LIBOR plus 2.15% during the three and six months ended June 30, 2023.

●	$500 Million Revolver

●	One-month SOFR plus 1.85% during the three and six months ended June 30, 2024.

A 1% increase in SOFR would result in an increase of $0.8 million in interest expense for the six months ended June 30, 2024.

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

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 6 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

10.1	Form of Director Restricted Stock Unit Agreement dated as of May 23, 2024.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: August 7, 2024	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 7, 2024	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)