Form 10-Q
period 2024-09-30
GENCO SHIPPING & TRADING LTD
filed 2024-11-06
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2024: Common stock, par value $0.01 per share — 42,757,895 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$46,665	$46,542
Due from charterers, net of a reserve of $2,236 and $3,257, respectively	20,434	17,815
Prepaid expenses and other current assets	10,860	10,154
Inventories	24,918	26,749
Fair value of derivative instruments	—	572
Vessels held for sale	24,594	55,440
Total current assets	127,471	157,272

Noncurrent assets:
Vessels, net of accumulated depreciation of $310,626 and $296,452, respectively	877,837	945,114
Deferred drydock, net of accumulated amortization of $30,741 and $23,047 respectively	30,132	29,502
Fixed assets, net of accumulated depreciation and amortization of $9,159 and $8,063, respectively	7,227	7,071
Operating lease right-of-use assets	1,516	2,628
Restricted cash	315	315
Total noncurrent assets	917,027	984,630

Total assets	$1,044,498	$1,141,902

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$32,937	$24,245
Deferred revenue	5,886	8,746
Current operating lease liabilities	2,386	2,295
Total current liabilities:	41,209	35,286

Noncurrent liabilities:
Long-term operating lease liabilities	—	1,801
Long-term debt, net of deferred financing costs of $8,330 and $9,831, respectively	71,670	190,169
Total noncurrent liabilities	71,670	191,970

Total liabilities	112,879	227,256

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,757,895 and 42,546,959 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	427	425
Additional paid-in capital	1,506,909	1,553,421
Accumulated other comprehensive income	—	527
Accumulated deficit	(577,393)	(641,117)
Total Genco Shipping & Trading Limited shareholders’ equity	929,943	913,256
Noncontrolling interest	1,676	1,390
Total equity	931,619	914,646
Total liabilities and equity	$1,044,498	$1,141,902

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Voyage revenues	$99,332	$83,361	$323,814	$268,309

Total revenues	99,332	83,361	323,814	268,309

Operating expenses:
Voyage expenses	28,232	34,256	95,705	100,522
Vessel operating expenses	24,847	24,746	77,756	71,725
Charter hire expenses	1,267	2,026	7,232	6,731
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,508, $1,397, $4,341 and $4,175, respectively)	6,831	6,585	20,815	21,267
Technical management expenses	1,005	973	3,296	3,084
Depreciation and amortization	16,620	17,026	50,939	49,762
Impairment of vessel assets	961	28,102	6,595	28,102
Net gain on sale of vessels	(4,465)	—	(16,693)	—
Other operating expense	—	—	5,728	—

Total operating expenses	75,298	113,714	251,373	281,193

Operating income (loss)	24,034	(30,353)	72,441	(12,884)

Other (expense) income:
Other expense	(239)	(100)	(263)	(298)
Interest income	749	588	2,294	1,877
Interest expense	(2,970)	(1,999)	(10,462)	(6,158)

Other expense, net	(2,460)	(1,511)	(8,431)	(4,579)

Net income (loss)	21,574	(31,864)	64,010	(17,463)
Less: Net income attributable to noncontrolling interest	115	140	286	345
Net income (loss) attributable to Genco Shipping & Trading Limited	$21,459	$(32,004)	$63,724	$(17,808)

Net earnings (loss) per share-basic	$0.50	$(0.75)	$1.48	$(0.42)
Net earnings (loss) per share-diluted	$0.49	$(0.75)	$1.46	$(0.42)
Weighted average common shares outstanding-basic	43,108,844	42,816,045	43,033,786	42,745,681
Weighted average common shares outstanding-diluted	43,656,385	42,816,045	43,642,521	42,745,681

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2024 and 2023

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income (loss)	$21,574	$(31,864)	$64,010	$(17,463)

Other comprehensive loss	—	(1,602)	(527)	(4,223)

Comprehensive income (loss)	21,574	(33,466)	63,483	(21,686)
Less: Comprehensive income attributable to noncontrolling interest	115	140	286	345
Comprehensive income (loss) attributable to Genco Shipping & Trading Limited	$21,459	$(33,606)	$63,197	$(22,031)

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2024	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

Net income				18,798	18,798	145	18,943

Other comprehensive loss			(527)		(527)		(527)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.41 per share)		(17,814)			(17,814)		(17,814)

Nonvested stock amortization		1,382			1,382		1,382

Balance — March 31, 2024	$427	$1,536,987	$—	$(622,319)	$915,095	$1,535	$916,630

Net income				23,467	23,467	26	23,493

Issuance of shares due to vesting of RSUs	—	—			—		—

Cash dividends declared ($0.42 per share)		(18,259)			(18,259)		(18,259)

Nonvested stock amortization		1,451			1,451		1,451

Balance — June 30, 2024	$427	$1,520,179	$—	$(598,852)	$921,754	$1,561	$923,315

Net income				21,459	21,459	115	21,574

Cash dividends declared ($0.34 per share)		(14,778)			(14,778)		(14,778)

Nonvested stock amortization		1,508			1,508		1,508

Balance — September 30, 2024	$427	$1,506,909	$—	$(577,393)	$929,943	$1,676	$931,619

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2023	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net income				2,634	2,634	226	2,860

Other comprehensive loss			(1,628)		(1,628)		(1,628)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.50 per share)		(21,516)			(21,516)		(21,516)

Nonvested stock amortization		1,559			1,559		1,559

Balance — March 31, 2023	$425	$1,568,818	$4,852	$(625,613)	$948,482	$1,102	$949,584

Net income (loss)				11,562	11,562	(21)	11,541

Other comprehensive loss			(993)		(993)		(993)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	—	—			—		—

Cash dividends declared ($0.15 per share)		(6,406)			(6,406)		(6,406)

Nonvested stock amortization		1,219			1,219		1,219

Balance — June 30, 2023	$425	$1,563,631	$3,859	$(614,051)	$953,864	$1,081	$954,945

Net (loss) income				(32,004)	(32,004)	140	(31,864)

Other comprehensive loss			(1,602)		(1,602)		(1,602)

Issuance of shares due to vesting of RSUs	—	—			—		—

Cash dividends declared ($0.15 per share)		(6,487)			(6,487)		(6,487)

Nonvested stock amortization		1,397			1,397		1,397

Balance — September 30, 2023	$425	$1,558,541	$2,257	$(646,055)	$915,168	$1,221	$916,389

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$64,010	$(17,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,939	49,762
Amortization of deferred financing costs	1,501	1,323
Right-of-use asset amortization	1,112	1,084
Amortization of nonvested stock compensation expense	4,341	4,175
Impairment of vessel assets	6,595	28,102
Net gain on sale of vessels	(16,693)	—
Amortization of premium on derivatives	45	143
Insurance proceeds for protection and indemnity claims	271	252
Insurance proceeds for loss of hire claims	327	506
Change in assets and liabilities:
(Increase) decrease in due from charterers	(2,619)	5,811
Increase in prepaid expenses and other current assets	(2,301)	(4,882)
Decrease (increase) in inventories	1,831	(5,966)
Increase in accounts payable and accrued expenses	7,829	24
(Decrease) increase in deferred revenue	(2,860)	1,576
Decrease in operating lease liabilities	(1,710)	(1,551)
Deferred drydock costs incurred	(15,763)	(10,730)
Net cash provided by operating activities	96,855	52,166

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(3,967)	(3,485)
Purchase of other fixed assets	(2,268)	(2,169)
Net proceeds from sale of vessels	79,105	—
Insurance proceeds for hull and machinery claims	846	2,361
Net cash provided by (used in) investing activities	73,716	(3,293)

Cash flows from financing activities:
Repayments on the $500 Million Revolver	(120,000)	—
Repayments on the $450 Million Credit Facility	—	(26,250)
Cash dividends paid	(50,410)	(34,506)
Payment of deferred financing costs	(38)	—
Net cash used in financing activities	(170,448)	(60,756)

Net increase (decrease) in cash, cash equivalents and restricted cash	123	(11,883)

Cash, cash equivalents and restricted cash at beginning of period	46,857	64,100
Cash, cash equivalents and restricted cash at end of period	$46,980	$52,217

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

As of September 30, 2024, the Company’s fleet consisted of 42 drybulk vessels, including 16 Capesize drybulk vessels, 15 Ultramax drybulk vessels and eleven Supramax drybulk vessels, with an aggregate carrying capacity of approximately 4,435,000 dwt and an average age of approximately 12.0 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of September 30, 2024 and December 31, 2023, which provides ship management services to the Company’s vessels. As of September 30, 2024 and December 31, 2023, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2024.

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

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$46,665	$46,542
Restricted cash – current	—	—
Restricted cash – noncurrent	315	315

Cash, cash equivalents and restricted cash	$46,980	$46,857

Vessels held for sale

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian and the sale of the vessel was completed on October 4, 2024. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2024.

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

Additionally, on December 21, 2023 the Company entered into agreements to sell the Genco Claudius and Genco Maximus. On February 24, 2024, the Company terminated its agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. During the first quarter of 2024, the Company commenced arbitration with the buyers, seeking a declaration that it validly terminated the agreements due to the buyers’ breach, and to retain the deposits paid by the buyers in connection with the sales, totaling $3,650. During the second quarter of 2024, the Company and the buyers reached an agreement to settle this matter and concluded the arbitration proceeding in exchange for the buyers releasing the deposits to the Company. On May 13, 2024, the Company received the deposits and recorded the $3,650 as part of the net gain on sale of vessels in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2024, closing the matter. On March 1, 2024, the Company entered into new agreements to sell the Genco Claudius and Genco Maximus to a separate unaffiliated third-party, and the sales were completed on April 22, 2024 and April 2, 2024, respectively. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2023. Refer to Note 4 — Vessel Acquisitions and Dispositions for details of the agreements.

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

During the three months ended September 30, 2024 and 2023, the Company recorded ($15) and $164 of realized (losses) gains in other expense, respectively. During the three months ended September 30, 2024 and 2023, the Company recorded ($123) and ($15) of unrealized losses in other expense, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recorded $95 and $245 of realized gains in other expense, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded ($84) and ($95) of unrealized losses in other expense, respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of September 30, 2024 and December 31, 2023 is $0 and $1, respectively, and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of September 30, 2024 and December 31, 2023 is $82 and $0, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss (gain) of $76 and ($552) during the three months ended September 30, 2024 and 2023, respectively, and $195 and $89 during the nine months ended September 30, 2024 and 2023, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

Impairment of vessel assets includes the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”), as well as any losses incurred related to the disposal of replaced equipment on the vessels.

During the three and nine months ended September 30, 2024, the Company recorded $961 and $6,595, respectively, of impairment expense. During the three and nine months ended September 30, 2023, the Company recorded $28,102 of impairment expense. Included in the impairment expense recorded during the three and nine months ended September 30, 2024, there is $961 recorded related to the loss on disposal of replaced equipment on certain vessels.

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, to a third party for $25,000 less a 2.0% commission payable to a third party. As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessels as of June 30, 2024, the vessel value for the Genco Hadrian was adjusted to its net sales price of $24,500 as of June 30, 2024. This resulted in an impairment loss of $5,634 during the nine months ended September 30, 2024.

On September 30, 2023, the Company determined that the expected estimated future undiscounted cash flows for three of its Capesize vessels, the Genco Claudius, the Genco Commodus and the Genco Maximus, did not exceed the net book value of these vessels as of September 30, 2023. This resulted in an impairment loss of $28,102 during the three and nine months ended September 30, 2023.

Net gain on sale of vessels

During the three and nine months ended September 30, 2024, the Company recorded a net gain of $4,465 and $16,693 related primarily to gains on the sale of the Genco Warrior during the three months ended September 30, 2024 and the sale of the Genco Claudius, the Genco Maximus and the Genco Warrior, partially offset by a loss on the sale of the Genco Commodus during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company did not complete the sale of any vessels. Refer to Note 4 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Other operating expense

Other operating expense of $0 and $5,728 recorded during the three and nine months ended September 30, 2024, respectively, consist of costs incremental to routine expenses that were incurred related to the Company’s 2024 annual meeting held on May 23, 2024.

3 – CASH FLOW INFORMATION

For the nine months ended September 30, 2024, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $662 for the Purchase of vessels and ballast water treatment systems, including deposits, $245 for the Purchase of other fixed assets, $77 for Vessels held for sale and $12 for the Net proceeds from sale of vessels. For the nine months ended September 30, 2024, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,471 for Cash dividends payable.

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

During the nine months ended September 30, 2024 and 2023, cash paid for interest was $9,599 and $9,835, respectively, which was offset by $588 and $5,192 received as result of the interest rate cap agreements, respectively.

During the nine months ended September 30, 2024 and 2023, any cash paid for income taxes was insignificant.

All stock options exercised during the nine months ended September 30, 2024 and 2023 were cashless. Refer to Note 13 — Stock-Based Compensation for further information.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,840	$1,765

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

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, to a third party for $25,000 less a 2.0% commission payable to a third party. The sale was completed in October 4, 2024. The vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2024.

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

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,108,844	42,816,045	43,033,786	42,745,681

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,108,844	42,816,045	43,033,786	42,745,681

Dilutive effect of stock options	174,392	—	188,763	—

Dilutive effect of performance-based restricted stock units	99,270	—	122,942	—

Dilutive effect of restricted stock units	273,879	—	297,030	—

Weighted-average common shares outstanding, diluted	43,656,385	42,816,045	43,642,521	42,745,681

6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2024 and 2023, the Company did not have any related party transactions.

7 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2024	2023
Principal amount	$80,000	$200,000
Less: Unamortized deferred financing costs	(8,330)	(9,831)
Less: Current portion	—	—

Long-term debt, net	$71,670	$190,169

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

As of September 30, 2024, there was $333,023 availability under the $500 Million Revolver. Total debt repayments of $25,000 and $120,000 were made during the three and nine months ended September 30, 2024, respectively, under the $500 Million Revolver.

As of September 30, 2024, the Company was in compliance with all of the financial covenants under the $500 Million Revolver.

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

Total debt repayments of $8,750 and $26,250 were made during the three and nine months ended September 30, 2023, respectively, under the $450 Million Credit Facility.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Effective Interest Rate	10.10%	8.71%	9.03%	8.27%
Range of Interest Rates (excluding unused commitment fees)	6.75% to 7.24%	7.31% to 7.58%	6.75% to 7.24%	6.43% to 7.58%

8 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of December 31, 2023, the Company had one interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates. This $50,000 interest rate cap agreement expired on March 28, 2024, therefore as of September 30, 2024, the Company no longer has any interest rate cap agreements. The interest rate cap agreement was initially designated and qualified as a cash flow hedge. The premium paid was recognized in income on a rational basis, and all changes in the fair value of the caps were deferred in Accumulated other comprehensive income (“AOCI”) and were subsequently reclassified into Interest expense in the period when the hedged interest affected earnings.

The Company recorded a $527 unrealized loss for the nine months ended September 30, 2024 in AOCI. There is no remaining AOCI as of September 30, 2024.

The Effect of Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$2,970	$1,999	$10,462	$6,158

The effects of cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$—	$(1,770)	$(568)	$(5,111)
Premium excluded and recognized on an amortized basis	—	35	18	109
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

The following table shows the interest rate cap assets as of September 30, 2024 and December 31, 2023:

		September 30,	December 31,
	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$—	$515

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$—

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$—	$57

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$—

The components of AOCI included in the accompanying Condensed Consolidated Balance Sheet consists of net unrealized losses on cash flow hedges as of September 30, 2024.

AOCI — January 1, 2024	$527

Amount recognized in OCI on derivative, intrinsic	(533)
Amount recognized in OCI on derivative, excluded	6
Amount reclassified from OCI into income	—

AOCI — September 30, 2024	$—

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$46,665	$46,665	$46,542	$46,542
Restricted cash	315	315	315	315
Principal amount of floating rate debt	80,000	80,000	200,000	200,000

The carrying value of the borrowings under the $500 Million Revolver as of September 30, 2024 and December 31, 2023, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of September 30, 2024 and December 31, 2023 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 8 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the nine months ended September 30, 2024, the vessel assets for one of the Company’s vessels was written down as part of the impairment recorded during the period. There was no vessel impairment recorded during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, the vessel assets for three of the Company’s vessels were written down as part of the impairment recorded during the period. Refer to “Impairment of vessel assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use assets is based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and nine months ended September 30, 2024 and 2023, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of September 30, 2024 and December 31, 2023.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$13,994	$10,650
Accrued general and administrative expenses	5,004	5,700
Accrued vessel operating expenses	13,939	7,895
Total accounts payable and accrued expenses	$32,937	$24,245

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended September 30, 2024 and 2023, the Company earned $99,332 and $83,361 of voyage revenues, respectively. For the nine months ended September 30, 2024 and 2023, the Company earned $323,814 and $268,309, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease revenue	$48,485	$27,905	$138,100	$109,798
Spot market voyage revenue	50,847	55,456	185,714	158,511
Total voyage revenues	$99,332	$83,361	$323,814	$268,309

12 – LEASES

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended September 30, 2024 and 2023 and $918 of sublease income recorded during the nine months ended September 30, 2024 and 2023. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842. The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and nine months ended September 30, 2024 and 2023, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2024	368,190	$7.93	$2.82
Granted	—	—	—
Exercised	(65,245)	8.03	3.09
Forfeited	—	—	—

Outstanding as of September 30, 2024	302,945	$7.91	$2.76

Exercisable as of September 30, 2024	302,945	$7.91	$2.76

The following table summarizes certain information about the options outstanding as of September 30, 2024:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2024			September 30, 2024
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	—	$—	—	302,945	$7.91	1.63

As of September 30, 2024 and December 31, 2023, a total of 302,945 and 368,190 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of September 30, 2024.

For the three and nine months ended September 30, 2024 and 2023, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative expenses	$—	$13	$6	$71

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of September 30, 2024 and December 31, 2023, 980,966 and 808,880 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2024:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2024	563,705	$16.47
Granted	226,257	18.91
Vested	(236,189)	16.04
Forfeited	—	—

Outstanding as of September 30, 2024	553,773	$17.65

The total fair value of the RSUs that vested during the nine months ended September 30, 2024 and 2023 was $4,795 and $4,075, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2024:

Unvested RSUs			Vested RSUs
September 30, 2024			September 30, 2024
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
553,773	$17.65	1.33	354,885	$12.96

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of September 30, 2024, unrecognized compensation cost of $4,631 related to RSUs will be recognized over a weighted-average period of 1.33 years.

For the three and nine months ended September 30, 2024 and 2023, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative expenses	$1,178	$1,243	$3,457	$3,848

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

The grant date fair value of the ROIC awards was estimated using the closing share price of the Company’s stock on the date of grant. The total quantity of PRSUs eligible to vest under these awards range from zero to 200% of the target based on actual ROIC performance during the performance period. As such, ROIC awards are subject to performance conditions and compensation cost is recognized over the service period based on the amount of awards that the Company believes is probable that will vest. To the extent the Company’s estimate changes, the Company will recognize a cumulative catch up in subsequent reporting periods.

The table below summarizes the Company’s unvested PRSUs for the nine months ended September 30, 2024:

Number of
PRSUs
Outstanding as of January 1, 2024	79,838
Granted	99,065
Vested	—
Forfeited	—

Outstanding as of September 30, 2024	178,903

The PRSUs, if earned, will ordinarily vest during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of September 30, 2024, unrecognized compensation cost of $2,384 related to PRSUs will be recognized over a weighted-average period of 1.81 years.

Significant inputs used in the estimation of the fair value of these awards outstanding as of September 30, 2024 and December 31, 2023 are as follows:

Significant Input	September 30, 2024	December 31, 2023
Closing share price of our common stock	$14.36 to $18.17	$14.36 to $16.30
Risk-free rate of return	3.81% to 4.38%	3.81% to 4.38%
Expected volatility of our common stock	48.34% to 54.53%	53.38% to 54.53%
Holding period discount	0%	0%
Simulation term (in years)	2.54 to 2.86	2.54 to 2.72
Range of target	0% to 200%	0% to 200%

For the three and nine months ended September 30, 2024 and 2023, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative expenses	$330	$141	$878	$256

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

15 – SUBSEQUENT EVENTS

On October 3, 2024, the Company entered into an agreement to acquire the Genco Intrepid, a 2016-built 180,000 dwt Capesize vessel, for a purchase price of $47,500. The vessel was delivered on October 23, 2024. We drew down $20,000 on the $500 Million Revolver during the fourth quarter of 2024 and utilized cash on hand to finance the purchase.

On October 4, 2024, the Company completed the sale of the Genco Hadrian, a 2008-built Capesize vessel, to a third party for $25,000 less a 2.0% commission payable to a third party. The vessel asset for the Genco Hadrian has been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2024 at its net sales price. This vessel served as collateral under the $500 Million Revolver.

On October 14, 2024, the Company entered into a lease agreement to extend its current lease agreement for its main office space in New York, New York which will commence on October 1, 2025 until July 31, 2036. The lease agreement is for only the space currently occupied by the Company and the portion of the current lease that is currently being sublet will still expire on September 30, 2025. Annual rent expense under the new lease agreement will be approximately $0.7 million.

On November 6, 2024, the Company announced a regular quarterly dividend of $0.40 per share to be paid on or about November 25, 2024 to shareholders of record as of November 18, 2024. The aggregate amount of the dividend is expected to be approximately $17.4 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

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

General

We are a New York City-based company incorporated in the Marshall Islands that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. Our fleet currently consists of 42 drybulk vessels, including 16 Capesize, 15 Ultramax and eleven Supramax vessels, with an aggregate carrying capacity of approximately 4,446,000 deadweight tons (“dwt”) and an average age of approximately 11.9 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 35 - 36 for a table of our current fleet.

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

Since 2021, we have executed this strategy by reducing our debt by $369.2 million cumulatively through September 30, 2024 while expanding our core Capesize and Ultramax fleet. This has resulted in a debt balance of $80.0 million as of September 30, 2024, a 82% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments.

After a drawdown of $20.0 million on October 10, 2024 to partially fund the purchase of the Genco Intrepid, a 2016-built Capesize vessel that was delivered on October 23, 2024, our debt balance increased to $100.0 million.

In addition to the $47.0 million of cash on our balance sheet as of September 30, 2024, we currently have undrawn revolver availability after the $20.0 million drawdown of $313.0 million, bringing our current total liquidity to $360.0 million. Furthermore, since the fourth quarter of 2021 through the third quarter of 2024, we have declared cumulative dividends under our value strategy of $5.26 per share.

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

Vessel Sales and Acquisitions

On October 3, 2024, we entered into an agreement to acquire the Genco Intrepid, a 2016-built 180,000 dwt Capesize vessel, for a purchase price of $47.5 million. The vessel was delivered on October 23, 2024. We drew down $20 million on our $500 Million Revolver during the fourth quarter of 2024 and utilized cash on hand to finance the purchase.

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

In order to opportunistically renew our fleet, in addition to the above vessel purchases, we agreed to divest three older, less fuel efficient vessels with their third special survey due in 2024. During the fourth quarter of 2023, we entered into agreements to sell three of our Capesize vessels, the Genco Commodus, the Genco Claudius and the Genco Maximus. The sale of these vessels were completed on February 7, 2024, April 22, 2024 and April 2, 2024, respectively.

Additionally, on May 21, 2024, we entered into an agreement to sell the Genco Warrior, a 2005-built Supramax vessel, for $11.95 million less a 3.0% commission payable to a third-party and the sale was completed on July 5, 2024. Also, on July 16, 2024, we entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, for $25.0 million less a 2.0% commission payable to a third-party and the sale was completed on October 4, 2024.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2024 and 2023 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,472.0	1,564.0	(92.0)	(5.9)%
Panamax	—	—	—	—%
Ultramax	1,380.0	1,380.0	—	—%
Supramax	1,016.3	1,104.0	(87.7)	(7.9)%

Total	3,868.3	4,048.0	(179.7)	(4.4)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	71.0	91.1	(20.1)	(22.1)%
Supramax	—	55.0	(55.0)	(100.0)%

Total	71.0	146.1	(75.1)	(51.4)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,366.3	1,556.9	(190.6)	(12.2)%
Panamax	—	—	—	—%
Ultramax	1,370.0	1,459.2	(89.2)	(6.1)%
Supramax	959.8	1,040.3	(80.5)	(7.7)%

Total	3,696.1	4,056.4	(360.3)	(8.9)%

Available days (owned fleet) (4)
Capesize	1,366.3	1,556.9	(190.6)	(12.2)%
Panamax	—	—	—	—%
Ultramax	1,299.0	1,368.1	(69.1)	(5.1)%
Supramax	959.8	985.3	(25.5)	(2.6)%

Total	3,625.1	3,910.3	(285.2)	(7.3)%

Operating days (5)
Capesize	1,360.6	1,550.1	(189.5)	(12.2)%
Panamax	—	—	—	—%
Ultramax	1,357.7	1,426.2	(68.5)	(4.8)%
Supramax	955.0	1,029.2	(74.2)	(7.2)%

Total	3,673.3	4,005.5	(332.2)	(8.3)%

Fleet utilization (6)
Capesize	97.2%	99.1%	(1.9)%	(1.9)%
Panamax	—%	—%	—%	—%
Ultramax	98.5%	96.9%	1.6%	1.7%
Supramax	97.9%	96.7%	1.2%	1.2%

Fleet average	97.9%	97.7%	0.2%	0.2%

	For the Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$26,951	$15,424	$11,527	74.7%
Panamax	—	—	—	—%
Ultramax	15,336	10,317	5,019	48.6%
Supramax	13,622	9,251	4,371	47.2%

Fleet average	19,260	12,082	7,178	59.4%
Major bulk vessels	26,951	15,424	11,527	74.7%
Minor bulk vessels	14,608	10,296	4,312	41.9%

Daily vessel operating expenses (8)
Capesize	$6,783	$6,236	$547	8.8%
Panamax	—	—	—	—%
Ultramax	5,845	5,576	269	4.8%
Supramax	6,668	6,603	65	1.0%

Fleet average	6,423	6,113	310	5.1%

	For the Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,626.1	4,641.0	(14.9)	(0.3)%
Panamax	—	—	—	—%
Ultramax	4,110.0	4,095.0	15.0	0.4%
Supramax	3,200.3	3,276.0	(75.7)	(2.3)%

Total	11,936.4	12,012.0	(75.6)	(0.6)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	66.2	—	66.2	100.0%
Ultramax	239.4	330.8	(91.4)	(27.6)%
Supramax	97.1	120.9	(23.8)	(19.7)%

Total	402.7	451.7	(49.0)	(10.8)%

Available days (owned & chartered-in fleet) (3)
Capesize	4,395.9	4,542.1	(146.2)	(3.2)%
Panamax	66.2	—	66.2	100.0%
Ultramax	4,139.3	4,400.5	(261.2)	(5.9)%
Supramax	3,157.7	3,151.6	6.1	0.2%

Total	11,759.1	12,094.2	(335.1)	(2.8)%

Available days (owned fleet) (4)
Capesize	4,395.9	4,542.1	(146.2)	(3.2)%
Panamax	—	—	—	—%
Ultramax	3,899.9	4,069.7	(169.8)	(4.2)%
Supramax	3,060.6	3,030.6	30.0	1.0%

Total	11,356.4	11,642.4	(286.0)	(2.5)%

Operating days (5)
Capesize	4,330.3	4,513.6	(183.3)	(4.1)%
Panamax	66.2	—	66.2	100.0%

	For the Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)	% Change
Ultramax	4,095.9	4,280.4	(184.5)	(4.3)%
Supramax	3,119.7	3,105.1	14.6	0.5%

Total	11,612.1	11,899.1	(287.0)	(2.4)%

Fleet utilization (6)
Capesize	95.2%	98.9%	(3.7)%	(3.7)%
Panamax	100.0%	—%	100.0%	100.0%
Ultramax	98.3%	96.7%	1.6%	1.7%
Supramax	97.1%	96.0%	1.1%	1.1%

Fleet average	96.8%	97.3%	(0.5)%	(0.5)%

	For the Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$27,160	$16,954	$10,206	60.2%
Panamax	—	—	—	—%
Ultramax	15,185	12,962	2,223	17.2%
Supramax	13,784	10,412	3,372	32.4%

Fleet average	19,458	13,855	5,603	40.4%
Major bulk vessels	27,160	16,954	10,206	60.2%
Minor bulk vessels	14,594	11,872	2,722	22.9%

Daily vessel operating expenses (8)
Capesize	$7,017	$6,243	$774	12.4%
Panamax	—	—	—	—%
Ultramax	5,917	5,437	480	8.8%
Supramax	6,548	6,305	243	3.9%

Fleet average	6,514	5,971	543	9.1%

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

(7) Time charter equivalent. We define time charter equivalent (“TCE”) rates as our voyage revenues less voyage expenses, charter-hire expenses and realized gains or losses on fuel hedges, divided by the number of the available days of our owned fleet during the period. TCE rate is not an item recognized by U.S. GAAP (i.e., it is a non-GAAP measure). However, it is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Voyage revenues (in thousands)	$99,332	$83,361	$52,494	$44,690	$46,838	$38,671
Voyage expenses (in thousands)	28,232	34,256	15,672	20,677	12,560	12,579
Charter hire expenses (in thousands)	1,267	2,026	—	—	1,267	2,026
Realized (loss) gain on fuel hedges (in thousands)	(15)	164	—	—	(15)	164
	69,818	47,243	36,822	24,013	32,996	24,230
Total available days for owned fleet	3,625	3,910	1,366	1,557	2,259	2,353
Total TCE rate	$19,260	$12,082	$26,951	$15,424	$14,608	$10,296

	Entire Fleet		Major Bulk		Minor Bulk
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Voyage revenues (in thousands)	$323,814	$268,309	$172,727	$128,042	$151,087	$140,267
Voyage expenses (in thousands)	95,705	100,522	53,338	51,035	42,367	49,487
Charter hire expenses (in thousands)	7,232	6,731	—	—	7,232	6,731
Realized gain on fuel hedges (in thousands)	95	245	—	—	95	245
	220,972	161,301	119,389	77,007	101,583	84,294
Total available days for owned fleet	11,356	11,642	4,396	4,542	6,961	7,100
Total TCE rate	$19,458	$13,855	$27,160	$16,954	$14,594	$11,872

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2024 and 2023 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2024	2023	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$99,332	$83,361	$15,971	19.2%

Total revenues	99,332	83,361	15,971	19.2%

Operating Expenses:
Voyage expenses	28,232	34,256	(6,024)	(17.6)%
Vessel operating expenses	24,847	24,746	101	0.4%
Charter hire expenses	1,267	2,026	(759)	(37.5)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,508 and $1,397, respectively)	6,831	6,585	246	3.7%
Technical management expenses	1,005	973	32	3.3%
Depreciation and amortization	16,620	17,026	(406)	(2.4)%
Impairment of vessel assets	961	28,102	(27,141)	(96.6)%
Net gain on sale of vessels	(4,465)	—	(4,465)	(100.0)%

Total operating expenses	75,298	113,714	(38,416)	(33.8)%

Operating income (loss)	24,034	(30,353)	54,387	(179.2)%
Other expense, net	(2,460)	(1,511)	(949)	62.8%

Net income (loss)	21,574	(31,864)	53,438	(167.7)%
Less: Net income attributable to noncontrolling interest	115	140	(25)	(17.9)%
Net income (loss) attributable to Genco Shipping & Trading Limited	$21,459	$(32,004)	$53,463	(167.1)%

Net earnings (loss) per share - basic	$0.50	$(0.75)	$1.25	(166.7)%
Net earnings (loss) per share - diluted	$0.49	$(0.75)	$1.24	(165.3)%
Weighted average common shares outstanding - basic	43,108,844	42,816,045	292,799	0.7%
Weighted average common shares outstanding - diluted	43,656,385	42,816,045	840,340	2.0%

EBITDA (1)	$40,300	$(13,567)	$53,867	(397.0)%

	For the Nine Months Ended
	September 30,
	2024	2023	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$323,814	$268,309	$55,505	20.7%

Total revenues	323,814	268,309	55,505	20.7%

Operating Expenses:
Voyage expenses	95,705	100,522	(4,817)	(4.8)%
Vessel operating expenses	77,756	71,725	6,031	8.4%
Charter hire expenses	7,232	6,731	501	7.4%
General and administrative expenses (inclusive of nonvested stock amortization expense of $4,341 and $4,175 respectively)	20,815	21,267	(452)	(2.1)%
Technical management expenses	3,296	3,084	212	6.9%
Depreciation and amortization	50,939	49,762	1,177	2.4%
Impairment of vessel assets	6,595	28,102	(21,507)	(76.5)%
Net gain on sale of vessels	(16,693)	—	(16,693)	(100.0)%
Other operating expense	5,728	—	5,728	100.0%

Total operating expenses	251,373	281,193	(29,820)	(10.6)%

Operating income (loss)	72,441	(12,884)	85,325	(662.3)%
Other expense	(8,431)	(4,579)	(3,852)	84.1%

Net income (loss)	64,010	(17,463)	81,473	(466.5)%
Less: Net income attributable to noncontrolling interest	286	345	(59)	(17.1)%
Net income (loss) attributable to Genco Shipping & Trading Limited	$63,724	$(17,808)	$81,532	(457.8)%

Net earnings (loss) per share - basic	$1.48	$(0.42)	1.90	(452.4)%
Net earnings (loss) per share - diluted	$1.46	$(0.42)	1.88	(447.6)%
Weighted average common shares outstanding - basic	43,033,786	42,745,681	288,105	0.7%
Weighted average common shares outstanding - diluted	43,642,521	42,745,681	896,840	2.1%

EBITDA (1)	$122,831	$36,235	$86,596	239.0%

(1)	EBITDA represents net income (loss) attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is a non-GAAP measure and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income (loss) attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Genco Shipping & Trading Limited	$21,459	$(32,004)	$63,724	$(17,808)
Net interest expense	2,221	1,411	8,168	4,281
Income tax expense	—	—	—	—
Depreciation and amortization	16,620	17,026	50,939	49,762

EBITDA (1)	$40,300	$(13,567)	$122,831	$36,235

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of November 5, 2024:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	December 2024	Voyage
Genco Tiberius	2007	December 2024	Voyage
Genco London	2007	November 2024	Voyage
Genco Titus	2007	November 2024	Voyage
Genco Constantine	2008	November 2024	Voyage
Genco Tiger	2011	December 2024	Voyage
Genco Lion	2012	December 2024	Voyage
Baltic Bear	2010	November 2024	Voyage
Baltic Wolf	2010	November 2024	$30,000
Genco Resolute	2015	April 2025	123% of BCI (3)
Genco Endeavour	2015	October 2025	$30,565 (4)
Genco Defender	2016	April 2025	123% of BCI (3)
Genco Liberty	2016	February 2025	$35,000
Genco Ranger	2016	February 2025	128% of BCI (3)
Genco Reliance	2016	January 2025	128% of BCI (3)
Genco Intrepid	2016	December 2024	$15,850

Ultramax Vessels
Baltic Hornet	2014	November 2024	$15,500
Baltic Wasp	2015	December 2024	$16,500
Baltic Scorpion	2015	December 2024	$9,300
Baltic Mantis	2015	December 2024	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Weatherly	2014	April 2025	$17,000
Genco Columbia	2016	November 2024	$17,250
Genco Magic	2014	December 2024	$13,250
Genco Vigilant	2015	November 2024	$12,950
Genco Freedom	2015	November 2024	$16,000
Genco Enterprise	2016	November 2024	Voyage
Genco Constellation	2017	December 2024	$16,000
Genco Madeleine	2014	December 2024	$14,250
Genco Mayflower	2017	November 2024	$19,000
Genco Mary	2022	November 2024	Voyage
Genco Laddey	2022	December 2024	$17,500

Supramax Vessels
Genco Predator	2005	November 2024	$7,450
Genco Hunter	2007	December 2024	Voyage
Genco Aquitaine	2009	December 2024	$11,500
Genco Ardennes	2009	December 2024	$14,500
Genco Auvergne	2009	October 2024	$15,000
Genco Bourgogne	2010	November 2024	$19,250
Genco Brittany	2010	November 2024	$11,500
Genco Languedoc	2010	November 2024	$16,500
Genco Picardy	2005	December 2024	Voyage
Genco Pyrenees	2010	November 2024	$11,750
Genco Rhone	2011	November 2024	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 6.25%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index
(4)	Represents the annualized daily rate.

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

VOYAGE REVENUES-

For the three months ended September 30, 2024, voyage revenues increased by $16.0 million, or 19.2%, to $99.3 million as compared to $83.4 million for the three months ended September 30, 2023. The increase in voyage revenues was primarily due to higher rates earned by our major and minor bulk vessels, partially offset by a decrease related to the operation of a smaller fleet. In the third quarter of 2024, the drybulk market remained at firm levels led by increased Brazilian iron ore exports, as well as solid coal and bauxite trades together with continued commodity demand from China.

The average TCE rate of our overall fleet increased 59.4% to $19,260 a day during the third quarter of 2024 from $12,082 a day during the third quarter of 2023. The TCE for our major bulk vessels increased by 74.7% from $15,424 a day during the third quarter of 2023 to $26,951 a day during the third quarter of 2024. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 41.9% from $10,296 a day during the third quarter of 2023 to $14,608 a day during the third quarter of 2024 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

Total ownership days decreased from 4,048.0 during the third quarter of 2023 to 3,868.3 during the third quarter of 2024 due to the sale of three Capesize vessels and one Supramax vessels during the nine months ended September 30, 2024, partially offset by the delivery of two Capesize vessels during the fourth quarter of 2023. Fleet utilization increased marginally from 97.7% during the third quarter of 2023 to 97.9% during the third quarter of 2024. During the year ended December 31, 2025, we expect approximately 580 days of offhire related to scheduled drydockings and special surveys. Refer to “Capital Expenditures” section below for further details.

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

Voyage expenses decreased from $34.3 million during the three months ended September 30, 2023 to $28.2 million during the three months ended September 30, 2024. The decrease was primarily due to lower voyage expenses for our major bulk vessels, including lower bunker consumption, as the major bulk vessels were fixed on fewer spot voyages during three months ended September 30, 2024 as compared to the three months ended September 30, 2023 .

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased marginally by $0.1 million from $24.7 million during the three months ended September 30, 2023 to $24.8 million during the three months ended September 30, 2024.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,423 per vessel per day for the three months ended September 30, 2024 from $6,113 per day for the three months ended September 30, 2023. The increase in daily vessel operating expense was primarily due to the timing of the purchase of stores and higher repair and maintenance costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

The DVOE budget for the fourth quarter of 2024 is expected to be $6,200 per vessel per day on a fleet-wide basis. The potential impacts of various macroeconomic events, including but not limited to the war in Ukraine, the Israel-Hamas war and the Houthi conflict in the Red Sea, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

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

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $0.7 million from $2.0 million during the three months ended September 30, 2023 to $1.3 million during the three months ended September 30, 2024. The decrease was primarily due to a decrease in chartered-in days, partially offset by an increase in hire rates.

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

For the three months ended September 30, 2024 and 2023, general and administrative expenses increased from $6.6 million during the three months ended September 30, 2023 to $6.8 million during the three months ended September 30, 2024. This increase was primarily due to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management expenses were $1.0 million during the three months ended September 30, 2024 and 2023.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense decreased by $0.4 million to $16.6 million during the three months ended September 30, 2024 as compared to $17.0 million during the three months ended September 30, 2023. This decrease was primarily due to a decrease in depreciation expense as a result of the operation of a smaller fleet during the third quarter of 2024 as compared to the third quarter of 2023. The decrease in vessel deprecation expense was partially offset by an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2023.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2024, we recorded $1.0 million of losses related to the disposal of replaced equipment on certain vessels. During the three months ended September 30, 2023, we recorded $28.1 million of impairment expense for three of our Capesize vessels. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of these vessels.

NET GAIN ON SALE OF VESSELS-

During the third quarter of 2024, we recorded a net gain on sale of vessels of $4.5 million related primarily to the sale of the Genco Warrior during the third quarter of 2024. There were no vessels sold during the third quarter of 2023.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense increased from $2.0 million during the three months ended September 30, 2023 to $3.0 million during the three months ended September 30, 2024. Interest expense during the three months ended September 30, 2024 and 2023 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase was primarily a result of lower settlement payments received under our interest rate cap agreements as a result of the expiration of these agreements. There were no interest rate cap agreements during the third quarter of 2024. This increase was partially offset by a decrease due to lower outstanding debt during the third quarter of 2024 as compared to the third quarter of 2023.

INTEREST INCOME –

Interest income increased by $0.1 million from $0.6 million during the three months ended September 30, 2023 to $0.7 million during the three months ended September 30, 2024 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER EXPENSE –

Other expense increased marginally by $0.1 million from $0.1 million during three months ended September 30, 2023 to $0.2 million during the three months ended September 30, 2024.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended September 30, 2024 and 2023, net income attributable to noncontrolling interest was $0.1 million which is associated with the net income attributable to the noncontrolling interest of GSSM.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

VOYAGE REVENUES-

For the nine months ended September 30, 2024, voyage revenues increased by $55.5 million, or 20.7%, to $323.8 million as compared to $268.3 million for the nine months ended September 30, 2023. The increase in voyage revenues was primarily due to higher rates earned by our major bulk vessels and our Ultramax vessels that are in the minor bulk fleet. Refer to the discussion above included under the section “Three months ended September 30, 2024 compared to the three months ended September 30, 2023 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet increased 40.4% to $19,458 a day during the nine months ended September 30, 2024 from $13,855 a day during the nine months ended September 30, 2023. The TCE for our major bulk vessels increased by 60.2% from $16,954 a day during the nine months ended September 30, 2023 to $27,160 a day during the nine months ended September 30, 2024. This increase was primarily a result of higher rates achieved by our Capesize vessels. The TCE for our minor bulk vessels increased by 22.9% from $11,872 a day during the nine months ended September 30, 2023 to $14,594 a day during the nine months ended September 30, 2024 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

Fleet utilization decreased from 97.3% during the nine months ended September 30, 2023 to 96.8% during the nine months ended September 30, 2024 primarily due to additionally offhire days for our Capesize vessels.

VOYAGE EXPENSES-

Voyage expenses were $95.7 million and $100.5 million during the nine months ended September 30, 2024 and 2023, respectively. The decrease in voyage expenses was primarily due to a decrease in voyage expenses for our Supramax vessels, part of our minor bulk vessels, including a decrease in bunker consumption as well as lower overall voyage expenses primarily due to the vessels being fixed on fewer spot voyages during the nine month ended September 30, 2024 as compared to the same period during 2023 . This decrease was partially offset by an increase in voyage expenses for our major bulk vessels primarily due to higher bunker consumption resulting from the vessels being fixed on more spot voyages during the nine months ended September 30, 2024 as compared to the same period during 2023.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $6.1 million from $71.7 million during the nine months ended September 30, 2023 to $77.8 million during the nine months ended September 30, 2024. The increase was primarily due to the timing of the purchase of stores and spares, higher crew costs, and higher repair and maintenance costs.

DVOE for our fleet increased to $6,514 per vessel per day for the nine months ended September 30, 2024 from $5,971 per day for the nine months ended September 30, 2023. The increase in daily vessel operating expense was primarily due to the timing of the purchase of stores and spares, higher repair and maintenance costs and higher crew costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $0.5 million from $6.7 million during the nine months ended September 30, 2023 to $7.2 million during the nine months ended September 30, 2024. The increase was primarily due to an increase in hire rates, partially offset by a decrease in chartered-in days.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $20.8 million and $21.3 million, respectively. This decrease was primarily due to lower legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $3.3 million and $3.1 million during the nine months ended September 30, 2024 and 2023, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.1 million from $49.8 million during the nine months ended September 30, 2023 to $50.9 million during the nine months ended September 30, 2024. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2023. This increase was partially offset by a decrease in depreciation expense due to the operation of smaller fleet.

IMPAIRMENT OF VESSEL ASSETS-

During the nine months ended September 30, 2024, we recorded $6.6 million of impairment of vessel assets. This includes $5.6 million impairment for the Genco Hadrian, a Capesize vessel, which was impaired during the second quarter of 2024. Additionally, during the nine months ended September 30, 2024, we recorded $1.0 million of losses related to the disposal of replaced equipment on certain vessels.

During the nine months ended September 30, 2023, we recorded $28.1 million of impairment of vessel assets. This represented impairment for three of our Capesize vessels.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of these vessels.

NET GAIN ON SALE OF VESSELS-

During the nine months ended September 30, 2024, we recorded a net gain on sale of vessels of $16.7 million related primarily to the gains on the sale of the Genco Warrior during the third quarter of 2024 and the Genco Claudius and the Genco Maximus during the second quarter of 2024, partially offset by losses on the sale of the Genco Commodus during the first quarter of 2024. There were no vessels sold during the nine months ended September 30, 2023.

OTHER OPERATING EXPENSE-

Other operating expense of $5.7 million recorded during the nine months ended September 30, 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting held on May 23, 2024.

OTHER (EXPENSE) INCOME-

INTEREST EXPENSE –

Interest expense increased by $4.3 million from $6.2 million during the nine months ended September 30, 2023 to $10.5 million during the nine months ended September 30, 2024. The increase was primarily a result of lower settlement payments received under our interest rate cap agreements during the nine months ended September 30, 2024 as compared to the same period during 2023 as a result of the expiration of these agreements. This increase was partially offset by a decrease due to lower outstanding debt during the nine months ended September 30, 2024 as compared to the same period during 2023.

INTEREST INCOME –

Interest income increased by $0.4 million from $1.9 million during the nine months ended September 30, 2023 to $2.3 million during the nine months ended September 30, 2024 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER EXPENSE –

Other expense was $0.3 million during the nine months ended September 30, 2024 and 2023, respectively.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the nine months ended September 30, 2024 and 2023, net income attributable to noncontrolling interest was $0.3 million which is associated with the net income attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $46.7 million as of September 30, 2024 in addition to the $333.0 million availability under the $500 Million Revolver as of September 30, 2024, which compares to a minimum liquidity requirement under our credit facility of approximately $21 million as of September 30, 2024, as well as the net proceeds from the sale of the Genco Hadrian of approximately $24 million, which was received in October 2024. Given anticipated capital expenditures related to vessel acquisitions, drydockings and fuel efficiency upgrade costs of $56.3 million and $47.7 million during the remainder of 2024 and 2025, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Throughout 2022, 2023 and the nine months ended September 30, 2024, the Company made a total of $231.0 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. During the fourth quarter of 2023, partially offsetting this debt reduction, we opportunistically drew down $65 million under the revolver of the $450 Million Credit Facility to partially fund the purchase of two Capesize vessels that were delivered during the fourth quarter of 2023. Additionally, during the fourth quarter of 2024, we drew down $20 million under the $500 Million Revolver to partially fund the purchase of one Capesize vessel that was delivered during the fourth quarter of 2024. Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of September 30, 2024, there are no mandatory debt repayments until we must repay $80.0 million in 2028. Although we do not have any mandatory debt repayments until 2028, we intend to continue to pay down debt on a voluntary basis with a medium-term goal of zero net debt.

As of September 30, 2024, the $500 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, and the trajectory of China’s economic recovery and stimulus measures. We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions. We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

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

As of September 30, 2024, we were in compliance with all financial covenants under the $500 Million Revolver.

Dividends

Under our quarterly dividend policy, the amount available for quarterly dividends is to be calculated based on the following formula:

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

On November 6, 2024, we announced a quarterly dividend of $0.40 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $96.9 million and $52.2 million, respectively. This increase in cash provided by operating activities was primarily due to higher freight rates earned by our major bulk vessels and our Ultramax vessels, as well as changes in working capital. This increase was partially offset by an increase in drydocking costs incurred during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2024 and 2023 was $73.7 million and ($3.3) million, respectively. This fluctuation was primarily a result of $79.1 million of proceeds from the sale of the Genco Commodus, the Genco Claudius, the Genco Maximus and the Genco Warrior during the nine months ended September 30, 2024.

Net cash used in financing activities during the nine months ended September 30, 2024 and 2023 was $170.4 million and $60.8 million, respectively.  The increase is primarily due to a $93.8 million increase in debt repayments made during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. There was also a $15.9 million increase in the payment of dividends during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

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

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At September 30, 2024, the total notional principal amount of the interest rate cap agreements is $0.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2024 and December 31, 2023.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 42 drybulk vessels, including 16 Capesize, 15 Ultramax and eleven Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2025 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

October 1 - December 31, 2024	$7.0	$—	$1.8	111
2025	$40.8	$1.1	$5.8	580

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

During the nine months ended September 30, 2024 and 2023, we incurred a total of $15.8 million and $10.7 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of seven of our vessels during the nine months ended September 30, 2024. Additionally, the drydocking for one of our vessels began during the third quarter of 2024 and completed during the fourth quarter of 2024. We estimate that an additional three of our vessels will be drydocked during the remainder of 2024 and 18 of our vessels will be drydocked during 2025.

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

During the nine months ended September 30, 2024, we recorded an impairment loss for the Genco Hadrian, one of our Capesize vessels, and the vessel has been classified as held for sale as of September 30, 2024. The sale of the Genco Hadrian was completed on October 4, 2024. There were no impairment losses recorded during the three months ended September 30, 2024. During the year ended December 31, 2023, we recorded an impairment loss for three of our Capesize vessels (the Genco Commodus, the Genco Claudius and the Genco Maximus). The Genco Commodus, the Genco Claudius and the Genco Maximus were classified as held for sale as of December 31, 2023 and the sale of these vessels were completed during the nine months ended September 30, 2024. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $500 Million Revolver as of September 30, 2024. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $500 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding any vessels held for sale as noted above). As of September 30, 2024 and December 31, 2023, four and eight of our Capesize vessels, respectively, had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2023 10-K, there were no impairment losses recorded for these vessels incurred during the three and nine months ended September 30, 2024 or the three months ended December 31, 2023 (excluding the one and three vessels held for sale as of September 30, 2024 and December 31, 2023, respectively as noted above).

The amount by which the carrying value at September 30, 2024 of four of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.0 million to $2.0 million per vessel, and $5.8 million on an aggregate basis for these four vessels. Comparatively, the amount by which the carrying value at December 31, 2023 of eight of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.1 million to $8.3 million per vessel, and $47.9 million on an aggregate basis for these eight vessels. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $1.4 million at September 30, 2024 and $6.0 million as of December 31, 2023. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of September 30, 2024 and December 31, 2023. Vessels have been grouped according to their collateralized status as of September 30, 2024 and does not include any vessels held for sale.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2024	2023
$500 Million Revolver
Baltic Bear	2010	2010	$31,239	$32,724
Baltic Wolf	2010	2010	31,621	33,078
Genco Lion	2012	2013	27,563	28,508
Genco Tiger	2011	2013	26,042	26,954
Baltic Scorpion	2015	2015	20,683	21,440
Baltic Mantis	2015	2015	20,918	21,677
Genco Hunter	2007	2007	7,225	7,564
Genco Aquitaine	2009	2010	7,981	7,948
Genco Ardennes	2009	2010	8,029	7,955
Genco Auvergne	2009	2010	7,822	7,971
Genco Bourgogne	2010	2010	8,305	8,580
Genco Brittany	2010	2010	8,408	8,590
Genco Languedoc	2010	2010	8,417	8,588

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2024	2023
$500 Million Revolver
Genco Picardy	2005	2010	6,570	6,972
Genco Pyrenees	2010	2010	8,374	8,641
Genco Rhone	2011	2011	9,480	9,792
Genco Constantine	2008	2008	27,686	29,377
Genco Augustus	2007	2007	25,368	27,052
Genco London	2007	2007	25,807	27,295
Genco Titus	2007	2007	26,362	27,856
Genco Tiberius	2007	2007	25,162	27,127
Genco Hadrian	2008	2008	—	29,671
Genco Predator	2005	2007	6,490	6,888
Baltic Hornet	2014	2014	19,423	20,084
Baltic Wasp	2015	2015	19,595	20,326
Genco Endeavour	2015	2018	38,786	39,022
Genco Resolute	2015	2018	37,898	39,177
Genco Columbia	2016	2018	21,723	22,455
Genco Weatherly	2014	2018	17,655	18,118
Genco Liberty	2016	2018	40,787	42,162
Genco Defender	2016	2018	40,783	42,165
Genco Magic	2014	2020	13,408	13,373
Genco Vigilant	2015	2021	13,880	14,323
Genco Freedom	2015	2021	13,952	14,407
Genco Enterprise	2016	2021	18,390	18,996
Genco Madeleine	2014	2021	20,425	21,209
Genco Constellation	2017	2021	23,074	23,872
Genco Mayflower	2017	2021	23,437	24,251
Genco Laddey	2022	2022	27,561	28,299
Genco Mary	2022	2022	27,596	28,336
Genco Ranger	2016	2023	41,984	43,108
TOTAL			$835,909	$895,931
Unencumbered / Sold
Genco Reliance	2016	2023	$41,928	$42,972
Genco Warrior	2005	2007	—	6,211
			$41,928	$49,183
Consolidated Total			$877,837	$945,114

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. On May 30, 2023, we entered into an amendment to the $450 Million Credit Facility to transition from the use of LIBOR to calculate interest to SOFR effective June 30, 2023. During the three and nine months ended September 30, 2024 and 2023, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

●	$450 Million Credit Facility

●	One-month or three-month LIBOR plus 2.15% until June 30, 2023. Effective June 30, 2023, we transitioned from the use of LIBOR to SOFR Rates. Additionally, on August 3, 2023, the applicable margin was reduced from 2.15% to 2.10% pursuant to the sustainability link term of the facility. These rates were applicable until November 29, 2023, when we entered into the $500 Million Revolver.

●	$500 Million Revolver

●	One-month SOFR plus 1.85% until August 1, 2024 when the applicable margin was increased from 1.85% to 1.90% pursuant to the sustainability link term of the facility.

A 1% increase in SOFR would result in an increase of $1.1 million in interest expense for the nine months ended September 30, 2024.

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: November 6, 2024	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 6, 2024	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)