Form 10-K
period 2024-12-31
GENCO SHIPPING & TRADING LTD
filed 2025-02-21
CIK 1326200

Fce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $21.31 per share as of June 30, 2024 was approximately $896.9 million. The registrant has no non-voting common equity issued and outstanding. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 21, 2025 was 42,757,895 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024, are incorporated by reference in Part III herein.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a New York City-based drybulk ship owning company incorporated in the Marshall Islands.  We transport iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels.  Our fleet currently consists of 42 drybulk carriers, including 16 Capesize drybulk carriers, 15 Ultramax drybulk carriers, and eleven Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,446,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 12.2 years.  All of the vessels in our fleet were built in shipyards with reputations for constructing high-quality vessels.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable counterparties.

See page 5 for a table of our current fleet.

Our approach towards fleet composition is to own a high-quality fleet of vessels that focuses on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category, while Ultramax and Supramax vessels represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore, coal and bauxite, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S.; Copenhagen, Denmark; and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment, index-linked time charters as well as opportunistically booking longer-term fixed-rate coverage. Our fleet deployment strategy currently is weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer-term time charter contracts or contracts of affreightment.  In addition to both short- and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Our approach to capital allocation, through our comprehensive value strategy, focuses on three key factors:

●	Compelling dividends
●	Financial deleveraging, and
●	Accretive growth of our fleet

Our debt structure supports the above initiatives through our $500 million revolving credit facility (the “$500 Million Revolver”) which can be utilized to grow our asset base, as well as for general corporate purposes.

Since 2021, we have executed this strategy by reducing our debt by $359.2 million cumulatively through December 31, 2024 while expanding our core Capesize and Ultramax fleet. This has resulted in a debt balance of $90 million as of December 31, 2024, an 80% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments.

In addition to the $44.0 million of cash on our balance sheet as of December 31, 2024, we have undrawn revolver availability of $337.3 million, bringing our current total liquidity to $381.3 million. Furthermore, since the fourth quarter of 2021 through the fourth quarter of 2024, we have declared cumulative dividends under our value strategy of $5.26 per share.

Our Operations

Our major and minor bulk vessels have similar economic characteristics as they serve the same type of customers, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Therefore, we have determined that each of our vessels are individual operating segments. We believe it is meaningful and informative to aggregate our operating segments into two reportable segments for the major bulk and minor bulk fleet.

Our management team and our other employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Our technical management joint venture, GS Shipmanagement Pte. Ltd (“GSSM”), and Synergy Marine Pte. Ltd. (“Synergy”) currently provide the technical management to the vessels in our fleet and members of our New York City-based management team oversee their activities.

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

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations in a safe and efficient manner. To accomplish this objective, we intend to:

●	Continue to operate a high-quality fleet — We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through GSSM and Synergy’s rigorous and comprehensive maintenance program. In addition, GSSM and Synergy maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

●	Strategically expand the size of our fleet — We may acquire additional modern, high-quality, fuel-efficient drybulk vessels through timely and selective acquisitions in a manner that is accretive to our cash flows and dividend while maintaining low to moderate financial leverage. If we make such acquisitions, we may consider additional debt or equity financing alternatives.

●	Utilize an active commercial strategy — Our current fleet of 42 drybulk vessels concentrates on the transportation of major and minor bulk commodities globally. We utilize an active commercial operating platform with a global presence having our corporate headquarters in New York and offices in Singapore and Copenhagen. We fix a significant number of vessels through an expanded network of customers on spot market voyage charters, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton rate or on a lump sum basis, as well as on contracts of affreightment directly with cargo providers. We believe that our active platform provides added flexibility to changing market conditions and improves operational efficiencies within our owned fleet. Furthermore, we also assess arbitrage opportunities on cargoes through utilizing vessel positions by time chartering-in third party vessels and/or reletting cargo commitments on a voyage basis. In addition to these options, we continue to fix our vessels on both short and long-term time charters, as well as spot market-related time charters, depending on market conditions and outlook. Overall, our fleet deployment strategy is currently weighted towards short-term fixtures, which provide optionality for the Company. We continuously monitor the drybulk market and may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging more longer-term charters.

●	Maintain highly efficient operations —Currently, all 42 vessels in our fleet are managed by GSSM and Synergy. Our management team actively monitors and controls vessel operating expenses incurred. We seek to maintain highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating a larger fleet as well as sister ships. Sister ships are ships of the same class that are of virtually identical design and are of similar size.

●	Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and cargo providers, many of whom consider the reputation of a vessel owner and operator when entering into time charters. We believe that our management team’s track record improves our relationships with high quality shipyards and vendors, as well as financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of the vessels currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Reliance	Capesize	181,146	2016
Genco Resolute	Capesize	181,060	2015
Genco Endeavour	Capesize	181,057	2015
Genco Ranger	Capesize	180,882	2016
Genco Constantine	Capesize	180,183	2008
Genco Augustus	Capesize	180,151	2007
Genco Liberty	Capesize	180,032	2016
Genco Defender	Capesize	180,021	2016
Genco Intrepid	Capesize	180,007	2016
Genco Tiger	Capesize	179,185	2011
Genco Lion	Capesize	179,185	2012
Genco London	Capesize	177,833	2007
Baltic Wolf	Capesize	177,752	2010
Genco Titus	Capesize	177,729	2007
Baltic Bear	Capesize	177,717	2010
Genco Tiberius	Capesize	175,874	2007
Genco Freedom	Ultramax	63,667	2015
Genco Hornet	Ultramax	63,574	2014
Genco Vigilant	Ultramax	63,498	2015
Genco Enterprise	Ultramax	63,472	2016
Baltic Mantis	Ultramax	63,467	2015
Baltic Scorpion	Ultramax	63,462	2015
Genco Magic	Ultramax	63,443	2014
Genco Wasp	Ultramax	63,389	2015
Genco Constellation	Ultramax	63,310	2017
Genco Mayflower	Ultramax	63,304	2017
Genco Madeleine	Ultramax	63,163	2014
Genco Weatherly	Ultramax	61,556	2014
Genco Mary	Ultramax	61,304	2022
Genco Laddey	Ultramax	61,303	2022
Genco Columbia	Ultramax	60,294	2016
Genco Hunter	Supramax	58,729	2007
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Languedoc	Supramax	58,018	2010
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Ardennes	Supramax	58,014	2009
Genco Brittany	Supramax	58,014	2010
Genco Aquitaine	Supramax	57,981	2009
Genco Predator	Supramax	55,407	2005
Genco Picardy	Supramax	55,255	2005

The following groups of sister ships are included in our current fleet:

Group	Vessels
1	Genco Constantine and Genco Augustus
2	Genco Lion and Genco Tiger
3	Genco London, Baltic Wolf, Genco Titus and Baltic Bear
4	Genco Resolute, Genco Endeavour, Genco Ranger and Genco Reliance
5	Genco Liberty and Genco Defender
6	Genco Enterprise, Genco Hornet, Baltic Mantis, Baltic Scorpion and Genco Wasp
7	Genco Auvergne, Genco Rhone, Genco Ardennes, Genco Aquitaine, Genco Brittany, Genco Languedoc, Genco Pyrenees and Genco Bourgogne
8	Genco Predator and Genco Picardy
9	Genco Magic, Genco Vigilant and Genco Freedom
10	Genco Mayflower and Genco Constellation
11	Genco Weatherly, Genco Laddey and Genco Mary

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

Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our New York City-based management team oversee the activities of GSSM and Synergy.  The head of our technical management team has over 45 years of experience in the shipping industry.

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

OUR CHARTERS

As of February 20, 2025, we fixed twelve of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis. Under spot market voyage charters, voyage expenses such as fuel and port charges, are borne by us. Additionally, as of February 20, 2025, we have fixed 21 of our vessels under fixed-rate time charters and four of our vessels under spot market-related time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues. Additionally, as of February 20, 2025, we were chartering in five third party vessels that have been employed on spot market voyage charters, all of which are short duration.

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

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 5.00% of the total daily charterhire rate of each charter or total freight revenue to third parties, depending on the number of brokers involved with arranging the relevant charter.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the time and duration of employment for our vessels according to market conditions as they become available for hire.

The following table sets forth information about the current employment of the vessels in our fleet as of February 20, 2025:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	April 2025	Voyage
Genco Tiberius	2007	February 2025	Voyage
Genco London	2007	April 2025	Voyage
Genco Titus	2007	January 2025	$24,500
Genco Constantine	2008	March 2025	Voyage
Genco Tiger	2011	February 2025	Voyage
Genco Lion	2012	March 2026	99.5% of BCI (3)
Baltic Bear	2010	March 2025	Voyage
Baltic Wolf	2010	January 2025	Voyage
Genco Resolute	2015	April 2025	123% of BCI (3)
Genco Endeavour	2015	October 2025	$30,565 (4)
Genco Defender	2016	April 2025	123% of BCI (3)
Genco Liberty	2016	March 2025	$35,000
Genco Ranger	2016	April 2025	128% of BCI (3)
Genco Reliance	2016	March 2025	Voyage
Genco Intrepid	2016	March 2025	Voyage

Ultramax Vessels
Baltic Hornet	2014	March 2025	$7,500
Baltic Wasp	2015	March 2025	$9,500
Baltic Scorpion	2015	March 2025	$19,500
Baltic Mantis	2015	April 2025	$7,000

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Weatherly	2014	April 2025	$17,000
Genco Columbia	2016	April 2025	$10,500
Genco Magic	2014	April 2025	$7,000
Genco Vigilant	2015	March 2025	$7,000
Genco Freedom	2015	February 2025	$19,500
Genco Enterprise	2016	April 2025	$16,500
Genco Constellation	2017	March 2025	$11,000
Genco Madeleine	2014	April 2025	$17,500
Genco Mayflower	2017	March 2025	$16,500
Genco Mary	2022	March 2025	Voyage
Genco Laddey	2022	April 2025	$15,000

Supramax Vessels
Genco Predator	2005	March 2025	$13,000
Genco Hunter	2007	April 2025	Voyage
Genco Aquitaine	2009	March 2025	Voyage
Genco Ardennes	2009	March 2025	Voyage
Genco Auvergne	2009	March 2025	$9,000
Genco Bourgogne	2010	April 2025	$10,000
Genco Brittany	2010	January 2025	Voyage
Genco Languedoc	2010	April 2025	$5,000
Genco Picardy	2005	February 2025	$17,000
Genco Pyrenees	2010	March 2025	$13,000
Genco Rhone	2011	March 2025	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third party brokerage commission generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index.

(4)	Represents the annualized daily rate.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 21 to 23 officers and seafarers.  We do not provide any seaborne personnel to crew our vessels. Instead, GSSM and Synergy are responsible for recruiting and retaining qualified and competent crew members for our vessels.  The crewing agencies are responsible for each seafarer’s training, travel and payroll and ensuring that all the seafarers on our vessels have the correct qualifications and licenses required to comply with international regulations and shipping conventions.  Our vessels are typically manned with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

We currently employ 37 shore-based personnel, which includes personnel in our Singapore and Copenhagen offices. In addition, approximately 925 seagoing personnel are employed on our vessels. Lastly, GSSM currently employs approximately 75 personnel.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as ST Shipping & Transport Pte. Ltd., Rio Tinto Shipping (Asia) Pte. Ltd., Oldendorff Carriers, including its subsidiaries, Cargill International S.A., Bunge SA, ADMIntermare, a division of ADM International Sarl, and Vale International S.A. For the year ended December 31, 2024, two customers individually accounted for more than 10% of our voyage revenue. ST Shipping & Transport Pte. Ltd. and Oldendorff Carriers, including its subsidiaries, represented 11.0% and 10.7% of voyage revenues, respectively.

COMPETITION

Our business fluctuates based on the supply and demand of drybulk cargoes and their respective trading patterns as well as the overall capacity of the global drybulk fleet. We operate in competitive markets as the ownership of drybulk carriers is highly fragmented and is divided among approximately 2,800 independent drybulk carrier owners. We compete with other drybulk owners in the major and minor bulk sectors, some of whom may also charter our vessels as customers. We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.

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

INSURANCE

General

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, piracy, hostilities, and labor strikes.  In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.  The United States (“U.S.”) Oil Pollution Act of 1990, or OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the U.S.-exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

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

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance, which cover the risk of actual or constructive total loss for all our vessels.  Our vessels are each covered up to at least fair market value with deductibles, which depend primarily on the class of the insured vessel and are subject to change.  We are covered, subject to limitations in our policy, to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden off the coast of Somalia and the Gulf of Guinea. Currently, we have no ships in the southern Red Sea or Gulf of Aden region. Furthermore, given the recent attacks on commercial vessels, we do not currently intend to transit these regions; however, we will continue to monitor events.

Protection and Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third-party liabilities in connection with our shipping activities.  This includes third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third-parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal.  Protection and indemnity insurance is a form of mutual indemnity insurance, extended by P&I Associations, or “Clubs.” Subject to the “capping” discussed below, our coverage, except for pollution, is unlimited.

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

Loss of Hire Insurance

We maintain loss of hire insurance for our Capesize vessels, which covers business interruptions and related losses that result from the loss of use of a vessel.  Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 60 days.

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

Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations frequently change and may impose increasingly stricter requirements, we cannot predict our ability to comply and the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

We aim to meet and, if possible and appropriate for our business, exceed minimum compliance levels set forth in rules and regulations governing the maritime industry, including certain rules and regulations described below.

We have taken various steps to reduce our energy consumption and improve fuel efficiency, including through investments made to our fleet. Specifically, we have:

●	Purchased modern, fuel-efficient vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions;

●	Divested certain older, less fuel-efficient vessels;
●	Outfitted select vessels with Energy Saving Devices (ESDs) to reduce the fuel consumptions of these vessels, which may include Mewis Ducts, Fins, Propellers, Propeller Boss Cap Fins, LED lamps and Variable Frequency Drives on some of our vessels to reduce electricity power consumption;
●	Applied high-performance paint systems that cause less resistance and saves fuel consumption;
●	Installed performance-monitoring systems on board the majority of our vessels to gather real-time fuel consumption data to optimize the voyage efficiency of these vessels and are in the process of installing such systems on our remaining vessels;
●	Utilized a third-party data collection platform that analyzes information from our vessels in an effort to reduce fuel consumption, CO2 and greenhouse gas emissions;
●	Established and executed a compliance program regarding IMO 2020 fuel regulations (as described below);
●	Installed ballast water treatment systems on the majority of the fleet;
●	Installed or plan to install exhaust gas scrubbers on all of our Capesize vessel to mitigate sulfur dioxide and acid emission in the air from engine exhaust;
●	Partnered with a third-party firm to conduct internal audits of our vessels with a goal of identifying areas of potential improvement on the daily maintenance and operation of our vessels in order to improve the quality of the services our vessels provide and to mitigate operational risks;
●	Studying alternative fuels and the potential value proposition in light of current and upcoming environmental regulations;
●	Purchasing Aderco fuel additives that are added to our bunkers to stabilize, add lubrication and help clean our storage tanks;
●	Installed Engine Power Limitation (EPL) systems on certain major bulk vessels to increase the level of energy efficiency by optimizing maintenance of the ship’s engine power level; and
●	Implemented an IMO 2023 compliance plan for select vessels within our fleet in which we have installed ESDs and applied high performance paint systems, among other initiatives

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

The MEPC adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, MEPC 70 agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020. This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020, with the exception of vessels fitted with exhaust gas cleaning equipment (“scrubbers”) which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs, including those related to the purchase, installation and operation of scrubbers and the purchase of compliant fuel oil.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, Mediterranean Sea area, North Sea area, North American area and United States Caribbean area. The Mediterranean Sea became an ECA on May 1, 2024, and compliance obligations will begin May 1, 2025. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution (the “Barcelona Convention”) agreed to support the designation of a new ECA in the Mediterranean. On December 15, 2022, MEPC 79 adopted the designation of a new ECA in the Mediterranean, with an effective date of May 1, 2025. In July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic waters and the North-East Atlantic Ocean, which were adopted in draft amendments to Annex IV that will enter into force in March 2026. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs. We have installed and will be installing scrubbers on all of our Capesize vessels to mitigate sulfur dioxide and acid emission in the air from engine exhaust down to 0.1% of sulfur in the fuel.

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

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO used such data as the first step in its initial roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

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

Additionally, in 2022, MEPC 75 amended Annex VI to impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. All ships above 400 gross tonnage must also have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP needs to include certain mandatory content. MEPC 75 also amended MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil (“HFO”) by ships in Arctic waters on and after July 1, 2024. In 2021, MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic. MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. MEPC 79 also revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. The amendments entered into force on May 1, 2024. In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines, which must be completed at the latest by January 1, 2026. This review commenced at MEPC 82 in Fall 2024, and there will be no immediate changes to the CII framework, including correction factors and voyage adjustments, before the review is completed.

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

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements. Amendments that took effect on January 1, 2020, also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provisions regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. Additional amendments, which came into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) new provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions. The newest edition of the IMDG Code took effect on January 1, 2024, although the changes are largely incremental.

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

The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. The standards have been in force since 2019, and, for most ships, compliance with the D-2 standard involved installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). Since September 8, 2024, all ships have been required to meet the D-2 standard. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort. In July 2023, MEPC 80 approved a plan for a comprehensive review of the BWM Convention over the next three years and the corresponding development of a package of amendments to the Convention. MEPC 80 also adopted further amendments relating to Appendix II of the BWM Convention concerning the form of the Ballast Water Record Book, which are expected to enter into force in February 2025. A protocol for ballast water compliance monitoring devices and unified interpretation of the form of the BWM Convention certificate were also adopted. In March 2024, MEPC 81 adopted amendments to the BWM Convention concerning the use of Ballast Water Record Books in electronic form, which are expected to enter into force in October 2025. Pursuant to the ongoing review, in Fall 2024, MEPC 82 approved the 2024 Guidance on ballast water record keeping and reporting and the 2024 Guidance for Administrations on the type of approval process for ballast water management systems to support harmonized evaluation by Administrations.

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

Compliance Enforcement

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The USCG and European Union authorities prohibit vessels not in compliance with the ISM Code from trading in U.S. and European Union ports, respectively. As of the date of this report, each of our vessels is ISM Code certified. However, there can be no assurance that such certificates will be maintained in the future. The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives and statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, in August 2023, the BSEE released a final Well Control Rule that strengthens testing and performance requirements, and may affect offshore drilling operations.

In January 2021, the Biden Administration issued an executive order temporarily blocking new leases for oil and gas drilling in federal waters, but ultimately, the order was rendered ineffective by a permanent injunction issued by a Louisiana court. After being blocked by the courts, in September 2023, the Biden Administration announced a scaled-back offshore oil drilling plan, including just three oil lease sales in the Gulf of Mexico. In December 2024, the Biden

Administration also gave approval for the sales of oil and gas leases in Alaska. On January 6, 2025, the Biden Administration announced a ban on new offshore oil and gas drilling in more than 625 million acres of U.S. waters on the Atlantic and Pacific coasts and in Alaska, but Louisiana-led states and fossil fuel groups are challenging the ban. On January 20, 2025, President Trump issued an executive order revoking this ban, but this executive order may be subject to legal challenge. The Trump administration has also proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling.

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

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters.  The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act

(“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters.  VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards.  On September 24, 2024, the EPA finalized its rule on Vessel Incidental Discharge Standards of Performance, which means that the USCG must now develop corresponding regulations regarding ballast water within two years of that date.

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

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, former U.S. President Trump announced that the United States intended to withdraw from the Paris Agreement, and the withdrawal became effective on November 4, 2020. On January 20, 2021, U.S. President Biden signed an executive order to rejoin the Paris Agreement, which the U.S. officially rejoined on February 19, 2021. In January 2025, President Trump signed an executive order to begin the withdrawal of the United States from the Paris Agreement.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the ambition during the revision process. In July 2023, MEPC 80 adopted a revised strategy, which includes an enhanced common ambition to reach net-zero greenhouse gas emissions from international shipping around or close to 2050, a commitment to ensure an uptake of alternative zero and near-zero greenhouse gas fuels by 2030, as well as i). reducing the total annual greenhouse gas emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008; and ii). reducing the total annual greenhouse gas emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008. At MEPC 80, the IMO also announced its intention to develop and approve mid-term greenhouse gas reduction measures by Spring 2025, with entry into force of those measures in 2027. These measures include (1) a goal-based marine fuel standard regulating the phased reduction of the marine fuel's GHG intensity, and (2) a global carbon pricing mechanism. In Fall 2024, MEPC 82 made further progress on the development of these mid-term measures, and the Committee is expected to approve amendments at MEPC 83 (Spring 2025) for adoption in October 2025.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation package. As part of this initiative, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market, EU ETS, has been extended to cover CO2 emissions from all large ships entering EU ports from January 2024 onwards.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the Trump Administration issued an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. In early 2021, the Biden Administration directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. On December 2, 2023, the Biden Administration announced the final rule that includes updated and strengthened standards for methane and other air pollutants from new, modified, and reconstructed sources, as well as Emissions Guidelines to assist states in developing plans to limit methane emissions from existing sources.

Such rules may be subject to revision or revocation following the change in federal administration beginning in 2025. These new regulations could potentially affect our operations.

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

SEASONALITY

We operate our vessels in markets that have historically exhibited seasonal variations in supply and demand for drybulk commodities and, as a result, there have been seasonal variations in freight and charter rates.  We may seek to mitigate the risk of these seasonal variations by entering into contracts of affreightment and/or medium to long-term time charters for certain of our vessels, where possible.  However, this seasonality may result in quarter-to-quarter volatility in our operating results, depending on when we enter into our time charters or if our vessels trade on the spot market.  The drybulk market has historically been stronger during the second half of the fiscal year due to increased cargo volumes from major export origins together with slower net fleet growth during that period.  As a result, our revenues could be weaker during the fiscal quarters ended March 31 and June 30, and conversely, our revenues could be stronger during the quarters ended September 30 and December 31. However, given the macroeconomic nature of drybulk shipping and various geopolitical events that occur year-to-year, the drybulk market can be influenced by other factors than typical seasonality, which could impact our revenue and earnings quarter-to-quarter.

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

Any increased trade barriers or restrictions, especially involving China, could adversely impact global economic conditions and, as a result, the amount of cargo transported on drybulk vessels.  As an example of such restrictions, and most notable in term of drybulk trade volumes, China imposed tariffs on U.S. soybean exports in 2019 as part of the U.S.-China trade dispute. A deterioration in the trading relationship or a re-escalation of protectionist measures taken between these countries or others could lead to reduced drybulk trade volumes. Economic difficulties in China’s real estate sector has led to reduced domestic demand for steel, prompting China to increase steel exports. President Trump recently announced global tariffs on steel due to take effect on March 12, 2025, and other countries may react with protectionist measures. If China were to reduce steel production, its demand for drybulk cargoes used in steel production may likewise fall. Any significant decrease in demand for drybulk cargoes could cause a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

Freight and charterhire rates for drybulk carriers could decrease in the future, which may adversely affect our earnings.

A prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has been volatile over the past five years. There can be no assurance that the drybulk charter market will not experience future downturns.

Shipping capacity supply and demand strongly influences freight rates. Factors that influence demand include demand for and production of drybulk products; global and regional economic and political conditions, including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts; the distance drybulk cargo is to be moved by sea; environmental and other regulatory developments; events impacting production of the commodities that we carry; and changes in seaborne and other transportation patterns. These factors, in turn, may be affected by changes in climate, which may include changes in sea level and adverse weather events. Factors that influence the supply of vessel capacity include the number of newbuilding deliveries; port and canal congestion; scrapping of older vessels; vessel casualties; conversion of vessels to other uses; the number of vessels out of service (laid-up, drydocked, awaiting repairs or otherwise not available for hire); and environmental concerns and regulations.

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

Although vessel supply growth rates have slowed in recent years, if the supply of newbuilding vessels outpaces the demand for vessels, it could negatively impact freight rates and charterhire rates. If market conditions deteriorate following our vessels’ current employment, we may not be able to employ our vessels at profitable rates or at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern. In 2025, drybulk commodity demand growth may ease relative to 2024 levels, whereas vessel supply growth is expected to remain at a similar level to 2024.

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

Our vessels are at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss and bad weather.  All these can result in death or injury to persons, repair and other increased costs, loss of revenues, loss or damage to property (including cargo), environmental damage, higher insurance rates, damage to our customer relationships, harm to our reputation as a safe and reliable operator and delay or rerouting.  Public health threats, such as COVID-19, influenza and other highly communicable diseases or viruses, could adversely impact our operations as well as our customers’. Changing economic, regulatory and political conditions, including political and military conflicts, have resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts.  Our vessels may operate in dangerous areas, including areas of the South China Sea, the Arabian Sea, the Indian Ocean, the Gulf of Aden off the coast of Somalia, the Gulf of Guinea, and the Red Sea.  In November 2013, the Chinese government announced an Air Defense Identification Zone (ADIZ) covering much of the East China Sea. A number of nations do not honor the ADIZ, which includes certain maritime areas that have been contested among various nations in the region. Tensions relating to the Chinese ADIZ or other territorial disputes may escalate and result in interference with shipping routes or in market disruptions.

In recent years, tensions have been rising between the U.S. and China as a result of significantly increased Chinese military flights into Taiwan’s air defense zone, U.S. claims that China tested a hypersonic missile, and the establishment of the AUKUS pact among Australia, the U.K., and the U.S. under which the U.S. is to assist Australia in developing a nuclear submarine program.  In addition, China imposed restrictions on the imports of coal and certain other products from Australia following Australia’s alignment with the U.S. on a number of issues, which China perceived as adverse to its interests. Developments around these restrictions are dynamic and uncertain. The escalation of such trade issues or tensions or development of any military conflict could result in interference with shipping routes or in market disruptions. In addition, unfavorable weather conditions could result in disruption to our operations or require infrastructure adaptations or new or different investments for our vessels. Any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

At the end of 2023, Houthi rebels began to attack commercial vessels transiting the southern Red Sea and Gulf of Aden region. In 2024, the attacks continued and increased in frequency despite intervention from several outside countries, including the United States through Operation Prosperity Guardian. These attacks have led to augmented risks regarding transit in the region. As a result, many shipping companies across the drybulk, tanker and container sectors have elected to re-route their vessels around the Cape of Good Hope, increasing sailing distances. As a result of the Israel and Hamas ceasefire agreement announced in January 2025, the Houthis have stated that they will curtail attacks on commercial vessels transiting the Red Sea as long as the agreement remains in place and is observed. Despite this agreement, many shipowners in the near-term have stated plans to continue to avoid the area while monitoring developments.

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

On February 24, 2022, Russia invaded Ukraine leading to what is now a multi-year war and a continued humanitarian crisis. The impact on the drybulk market has been a redirection of cargo flows, volatile commodity prices, a greater emphasis on energy and food security and sanctions on various Russian entities and exports. The U.S., Europe and other countries have imposed unprecedented economic sanctions in response to Russian actions which could be increased with uncertain effects on the drybulk market and the world economy. In addition, the U.S. and certain other North Atlantic Treaty Organization (NATO) countries have been supplying Ukraine with military aid. The longer term impact of Russia’s war in Ukraine remains unknown, which may take some time to materialize. Russia and Ukraine export significant volumes of coal and grain cargoes. A reduction of these exports as well as the global effect of these reduced supplies may result in lower trade volumes, higher commodity prices, increased inflation, and potential demand destruction. U.S. officials have also warned of the increased possibility of Russian cyberattacks, which could disrupt the operations of businesses involved in the drybulk industry, including ours. As a reaction to the war, China has increased domestic coal production as well as their imports of the commodity as a way to bolster energy security. The scope or intensity of the ongoing military conflict as well as sanctions and other actions undertaken in response to it could increase, potentially having negative effects on the global economy and markets.

The Black Sea Grain Initiative was established on July 27, 2022 to allow for the export of grain from Ukrainian ports while the war in Ukraine continues. However, Russia exited the agreement in July 2023. Since then, Ukraine has established its own corridor to export the country’s agricultural products outside of the Black Sea Grain Initiative. Overall, volumes along these routes have been lower relative to pre-war levels. Ukraine has been using the corridor in an attempt to revive its seaborne exports without Russia’s approval. Future prospects for Ukrainian grain shipments and the impact on drybulk markets for the shipment of grain and other cargoes remain unpredictable. Failure to reinstate the agreement or the continuation or worsening of the war in Ukraine could have an adverse impact on our business, financial condition, results of operations, and ability to pay dividends.

In addition, on October 7, 2023, the Palestinian Sunni Islamist group Hamas led surprise attacks against Israel from the Gaza Strip by land, sea, and air, killing many Israelis and other nationals and taking a number of hostages. In response, Israel’s cabinet formally declared war on Hamas, and Israel has commenced military operations against Hamas in Gaza. The impacts of the Israel-Hamas war on the global economy, including commodity pricing and demand, among other factors, are currently unknown. The continuation or worsening of the Israel-Hamas war could have an adverse impact on our business, financial condition, results of operations, and ability to pay dividends. The Houthi attacks on commercial vessels in the southern Red Sea and Gulf of Aden have led to many shipping companies to make a decision to avoid transiting the region. This has extended the duration of many trade routes, effectively reducing vessel capacity. While the containership industry is most impacted by the re-routing, due to the amount of cargo volume transiting the area, drybulk has experienced an impact to the supply and demand balance as well. Key cargoes loaded by our vessels that could have longer trade routes include iron ore, coal, grain and various minor bulk commodities. In January 2025, a ceasefire agreement between Israel and Hamas was reached. The extent of the impact as well as the trajectory of the current situation is fluid and we continue to monitor current events.

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

Our success largely depends on attracting and retaining highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  Any inability that GSSM or Synergy or we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business, which could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

For the year ended December 31, 2024, approximately 48% of our revenues were derived from ten charterers.  While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk. If we were to lose any of our major customers or if any of them significantly reduced use of our services or were unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

Our future growth depends on a number of factors, some of which we cannot control.  These factors include our ability to identify vessels for acquisition; consummate acquisitions or establish joint ventures on favorable terms; integrate acquired vessels successfully with our existing operations; expand our customer base; and obtain required financing for our existing and new operations. As of December 31, 2024, we had $337.3 million of availability under our credit facility. These limitations place restrictions on financing that we could use for our growth.

We currently maintain all of our cash and cash equivalents with eight financial institutions, which causes credit risk.

We currently maintain all of our cash and cash equivalents with seven financial institutions.  None of our balances are covered by insurance in the event of default by the financial institutions

As a holding company, we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

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

Based on the ownership and trading of our stock in 2024 and 2023, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2024 and 2023. If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation income tax”). We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2025 or future taxable years. Refer to Note 2 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

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

For example, on November 15, 2023, the Organization for Economic Cooperation and Development (OECD) announced that 145 countries and jurisdictions had signed on as members of the OECD/G20 Inclusive Framework on base erosion and profit shifting, which issued an outcome statement on July 11, 2023 describing a two-pillar framework to address the tax challenges arising from the digitalization of the economy.   Pillar Two of that framework agreement subjects certain multinational enterprises with consolidated revenues of at least 750 million euros to a minimum 15% tax rate. The agreement would also reallocate certain taxing rights over multinational enterprises from their home countries to the markets where they have business activities and earn profits—regardless of whether the multinational enterprises have a physical presence in such markets. While certain international shipping income is exempt from some or all of the provisions included in the agreement, the impact of these provisions is uncertain and may not become evident for some period of time. The United States has declared that the global minimum tax has no force or effect in the United States, and the Marshall Islands is not among the signatories to the OECD/G20 framework.

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

The market price of our common stock could decline due to sales of a large number of shares in the market or the perception that these sales could occur.  These sales could also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our Board of Directors oversees our risk management process, including risks from cybersecurity threats. Our Board of Directors reviews strategic risk exposure, and members of our management are responsible for addressing the material risks we face on a day-to-day basis. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole as well as through our Audit Committee. Our Board and our Audit Committee receive updates annually and more frequently as deemed necessary from our management on cybersecurity.

Our Chief Financial Officer, our Internal Audit Director and our external Information Technology department are primarily responsible to assess and manage material risks from cybersecurity threats and oversee key cybersecurity policies and processes. They are informed about policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Chief Information Manager of our Information Technology department has 36 years of experience in the design, implementation, and support of information technology infrastructures with significant expertise in information technology forensics. He is assisted by two network engineers with 27 years of information technology experience with a focus on information technology forensics.

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

We conduct regular risk assessments to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. As part of our risk management process, we may engage third party experts to help identify and assess risks from cybersecurity threats. For example, an outside consulting firm conducts a National Institute of Standards and Technology and International Organization for Standardization based cybersecurity capability maturity assessment every two years, which is reviewed with our Chief Financial Officer. We also perform penetration tests, data recovery testing, security audits and risk assessments throughout the year. We hold quarterly online cybersecurity trainings for our employees. Our risk management process also encompasses cybersecurity risks associated with our use of third-party service providers. Following these risk assessments, we design, implement, and maintain safeguards intended to minimize the identified risks; address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards.

The Company also maintains a cyber liability insurance policy. See Item 1 – “Business – Insurance – Cyber Liability Insurance” in this report.

While we develop and maintain protocols, controls, and systems, that seek to prevent cybersecurity incidents from occurring, we must constantly monitor and update these protocols, controls, and systems in the face of sophisticated and rapidly evolving attempts to overcome them. The occurrence of cybersecurity incidents could cause a variety of material adverse impacts on our business, although no such incident has had any such impact to date. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this report, including the risk factor entitled “Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and expose us to liability” and Item 1, “Business – Environmental and Other Regulations – Safety Management System Requirements” in this report.

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

On October 14, 2024, we entered into a lease agreement to extend our current lease agreement for our main office in New York, New York which will commence on October 1, 2025 until July 31, 2036, with a free base rental period until August, 2027. Following the expiration of the free base rental period, the monthly base rental payments will be $0.07 million until the end of the lease term.

Future minimum rental payments on the above leases are as follows:  $1.8 million for 2025, $0 for 2026, $0.3 million for 2027, $0.8 million for 2028, $0.8 million for 2029 and $5.8 million thereafter.

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

Lastly, during July 2018, we entered into a lease for office space in Copenhagen which commenced on July 1, 2018 and ended on April 30, 2019. A lease was signed for a new office space in Copenhagen effective May 1, 2019 which ended January 31, 2023. During June 2022, a lease was signed for a new office space in Copenhagen effective January 1, 2023 with a current minimum period ending August 2025.

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report. As of December 31, 2024, all 42 of the vessels in our fleet served as collateral under our credit facility. Please see “Liquidity and Capital Resources” and “Critical Accounting Policies — Vessels and Depreciation” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a further description. The foregoing descriptions are incorporated into this Item 2 by reference.

We consider each of our significant properties to be suitable for its intended use.

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Corporation Limited, which had subchartered the vessel from BG Shipping Co. Limited, which in turn had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. The petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel was only released at the end of February 2023. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel was not generating revenue while it was subject to arrest. We vigorously defended the alleged claims while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited and proceeded with arbitration. During the first quarter of 2024, we settled all disputes and claims pertaining to this matter by entering into settlement agreements with the opposing parties. Under the settlement terms, we were reimbursed for damages we sustained because of the arrest of the Genco Constellation (including contractual revenue and affiliated expenses) as well as for the ensuing legal and security fees and costs we have incurred in order to defend against the claims brought by the other parties.

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

As of February 21, 2025, there were approximately ten holders of record of our common stock.

Our quarterly dividend policy is based on a formulaic approach. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable laws and contractual obligations (including our credit facility) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

The MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024.

We are a Marshall Islands company that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  Our fleet currently consist of 42 drybulk carriers, including 16 Capesize drybulk carriers, 15 Ultramax drybulk carriers, and eleven Supramax drybulk carriers with an aggregate carrying capacity of approximately 4,446,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 12.2 years.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charters that expire (assuming the option periods in the time charters are not exercised) between February 2025 and March 2026.

See pages 5 for a table of our current fleet.

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

These requirements are discussed above under “Item 1 – Environmental and Other Regulations – Air Emissions.”

IMO 2030 to 2050 Guidelines

In July 2023, the Marine Environment Protection Committee, a sub-committee of the IMO, met in London focusing on medium to long term decarbonization targets for the shipping industry. New targets for greenhouse gas emissions reductions as compared to 2008 levels are below which are to be reviewed every five years:

●	2030: 20% reduction while striving for 30%
●	2040: 70% reduction while striving for 80%
●	2050: net zero at or around 2050

These requirements are discussed above under “Item 1 – Environmental and Other Regulations – Greenhouse Gas Regulations.”

Vessel Acquisitions and Sales

Acquisitions

On October 3, 2024, we entered into an agreement to acquire the Genco Intrepid, a 2016-built, 180,000 dwt Capesize vessel, for a purchase price of $47.5 million. The vessel was delivered on October 23, 2024. We drew down $20 million on our $500 Million Revolver during the fourth quarter of 2024 and utilized cash on hand to finance the purchase.

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

Sales

In order to opportunistically renew our fleet, we agreed to divest three older, less fuel efficient vessels with their third special survey scheduled in 2024. During the fourth quarter of 2023, we entered into agreements to sell three of our Capesize vessels, the Genco Claudius, the Genco Commodus and the Genco Maximus. The Genco Commodus was delivered to its third-party buyer on February 7, 2024. On February 24, 2024, we terminated the agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. During the first quarter of 2024, we commenced arbitration with the buyers, seeking a declaration that we validly terminated the agreements due to the buyers’ breach, and to retain the deposits paid by the buyers in connection with the sales, totaling approximately $3.7 million. During the second quarter of 2024, the buyers and we reached an agreement to settle this matter and concluded the arbitration proceeding in exchange for the buyers releasing the deposits to us. On May 13, 2024, we received the deposits and recorded the $3.7 million as part of the net gain on sale of vessels in the Consolidated Statements of Operations during the year ended December 31, 2024, closing the matter. On March 1, 2024, we entered into new agreements to sell the Genco Claudius and Genco Maximus to a separate unaffiliated third-party buyer for an aggregate purchase price of $47.0 million less a 2.0% commission payable to a third party. The sales of the Genco Claudius and Genco Maximus were completed on April 22, 2024 and April 2, 2024, respectively.

Additionally, on May 21, 2024, we entered into an agreement to sell the Genco Warrior, a 2005-built Supramax vessel for $11.95 million less a 3.0% commission payable to a third party and the sale was completed on July 5, 2024. Lastly, on July 16, 2024, we entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, for $25.0 million less a 2.0% commission payable to a third party and the sale was completed on October 4, 2024.

We will continue to seek opportunities to renew our fleet going forward.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2024 and 2023 on a consolidated basis.

	For the Year Ended
	December 31,		Increase
	2024	2023	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	6,079.3	6,280.2	(200.9)	(3.2)%
Panamax	—	—	—	—%
Ultramax	5,490.0	5,475.0	15.0	0.3%
Supramax	4,212.3	4,380.0	(167.7)	(3.8)%

Total	15,781.6	16,135.2	(353.6)	(2.2)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	66.2	—	66.2	100.0%
Ultramax	271.7	435.4	(163.7)	(37.6)%
Supramax	193.4	120.9	72.5	60.0%

Total	531.3	556.3	(25.0)	(4.5)%

Available days (owned & chartered-in fleet) (3)
Capesize	5,785.7	6,138.2	(352.5)	(5.7)%
Panamax	66.2	—	66.2	100.0%
Ultramax	5,527.8	5,880.0	(352.2)	(6.0)%
Supramax	4,175.6	4,244.5	(68.9)	(1.6)%

Total	15,555.3	16,262.7	(707.4)	(4.3)%

Available days (owned fleet) (4)
Capesize	5,785.7	6,138.2	(352.5)	(5.7)%
Panamax	—	—	—	—%
Ultramax	5,256.1	5,444.6	(188.5)	(3.5)%
Supramax	3,982.2	4,123.6	(141.4)	(3.4)%

Total	15,024.0	15,706.4	(682.4)	(4.3)%

Operating days (5)
Capesize	5,707.6	6,088.6	(381.0)	(6.3)%
Panamax	66.2	—	66.2	100.0%
Ultramax	5,476.8	5,745.4	(268.6)	(4.7)%
Supramax	4,105.4	4,167.4	(62.0)	(1.5)%

Total	15,356.0	16,001.4	(645.4)	(4.0)%

Fleet utilization (6)
Capesize	95.1%	98.1%	(3.0)%	(3.1)%
Panamax	100.0%	—%	100.0%	100.0%
Ultramax	98.5%	97.2%	1.3%	1.3%
Supramax	96.9%	96.1%	0.8%	0.8%

Fleet average	96.8%	97.3%	(0.5)%	(0.5)%

	For the Year Ended
	December 31,		Increase
	2024	2023	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$26,699	$18,280	$8,419	46.1%
Panamax	—	—	—	—%
Ultramax	15,089	13,780	1,309	9.5%
Supramax	13,338	10,840	2,498	23.0%

Fleet average	19,107	14,766	4,341	29.4%
Major bulk vessels	26,699	18,280	8,419	46.1%
Minor bulk vessels	14,351	12,512	1,839	14.7%

Daily vessel operating expenses (8)
Capesize	$7,001	$6,270	$731	11.7%
Panamax	—	—	—	—%
Ultramax	5,800	5,449	351	6.4%
Supramax	6,461	6,405	56	0.9%

Fleet average	6,440	6,017	423	7.0%
(1)	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2)	Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third party vessels.

(3)	Available days (owned and chartered-in fleet). We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4)	Available days (owned fleet). We define available days for the owned fleet as available days less chartered-in days.

(5)	Operating days. We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(6)	Fleet utilization. We calculate fleet utilization as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.

(7)	Time Charter Equivalent (“TCE”). We define TCE rates as our voyage revenues less voyage expenses, charter-hire expenses, and realized gains or losses on fuel hedges, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Year Ended		For the Year Ended		For the Year Ended
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Voyage revenues (in thousands)	$423,016	$383,825	$224,250	$190,176	$198,766	$193,649
Voyage expenses (in thousands)	126,960	142,971	69,763	77,968	57,197	65,003
Charter hire expenses (in thousands)	9,069	9,135	—	—	9,069	9,135
Realized gain on fuel hedges (in thousands)	78	202	—	—	78	202
	287,065	231,921	154,487	112,208	132,578	119,713
Total available days for owned fleet	15,024	15,706	5,786	6,138	9,238	9,568
Total TCE rate	$19,107	$14,766	$26,699	$18,280	$14,351	$12,512

(8)	Daily vessel operating expenses. We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following tables represent the operating data and certain balance sheet and other data as of and for the years ended December 31, 2024 and 2023 on a consolidated basis.

	For the Years Ended December 31,
	2024	2023	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$423,016	$383,825	$39,191	10.2%

Total revenues	423,016	383,825	39,191	10.2%

Operating Expenses:
Voyage expenses	126,960	142,971	(16,011)	(11.2)%
Vessel operating expenses	101,638	97,093	4,545	4.7%
Charter hire expenses	9,069	9,135	(66)	(0.7)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $5,850 and $5,530, respectively)	29,136	28,268	868	3.1%
Technical management expenses	4,643	4,021	622	15.5%
Depreciation and amortization	68,666	66,465	2,201	3.3%
Impairment of vessel assets	6,595	41,719	(35,124)	(84.2)%
Net gain on sale of vessels	(16,468)	—	(16,468)	100.0%
Other operating expense	5,728	—	5,728	100.0%

Total operating expenses	335,967	389,672	(53,705)	(13.8)%

Operating income (loss)	87,049	(5,847)	92,896	(1,588.8)%
Other expense, net	(10,553)	(6,509)	(4,044)	62.1%

Net income (loss)	76,496	(12,356)	88,852	(719.1)%
Less: Net income attributable to noncontrolling interest	95	514	(419)	(81.5)%
Net income (loss) attributable to Genco Shipping & Trading Limited	76,401	(12,870)	89,271	(693.6)%

Net earnings (loss) per share-basic	$1.77	$(0.30)	$2.07	(690.0)%
Net earnings (loss) per share-diluted	$1.75	$(0.30)	$2.05	(683.3)%
Weighted average common shares outstanding-basic	43,054,459	42,766,262	288,197	0.7%
Weighted average common shares outstanding-diluted	43,650,499	42,766,262	884,237	2.1%

	For the Years Ended December 31,
	2024	2023	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$44,005	$46,857	$(2,852)	(6.1)%
Total assets	1,056,602	1,141,902	(85,300)	(7.5)%
Total debt (long-term, net of deferred financing fees)	82,175	190,169	(107,994)	(56.8)%
Total equity	928,228	914,646	13,582	1.5%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by operating activities	$126,849	$91,784	$35,065	38.2%
Net cash provided by (used in) investing activities	47,848	(91,624)	139,472	(152.2)%
Net cash used in financing activities	(177,549)	(17,403)	(160,146)	920.2%

EBITDA (1)	$155,386	$59,708	$95,678	160.2%
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

	For the Year Ended
	December 31,
	2024	2023
Net income (loss) attributable to Genco Shipping & Trading Limited	$76,401	$(12,870)
Net interest expense	10,319	6,113
Income tax expense	—	—
Depreciation and amortization	68,666	66,465

EBITDA (1)	$155,386	$59,708

Results of Operations

VOYAGE REVENUES-

Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate, the type of fixture our vessels are chartered on (spot market voyage charters or fixed rate time charters), and the amount of daily charterhire or freight rates that our vessels earn, that, in turn, are affected by a number of factors, including:

●	the duration of our charters;

●	our decisions relating to vessel acquisitions and disposals;

●	the amount of time that we spend positioning our vessels;

●	the amount of offhire time that our vessels spend in repositioning for and undergoing drydock repairs, which is expected to be higher during 2025 due to scheduled drydockings;

●	maintenance and upgrade work;

●	the age, condition and specifications of our vessels;

●	levels of supply and demand in the drybulk shipping industry; and

●	other factors affecting spot market charter rates for drybulk carriers.

During 2024, voyage revenues increased by $39.2 million, or 10.2%, to $423.0 million as compared to $383.8 million during 2023. The increase in voyage revenues was primarily due to higher rates earned by both our major and minor bulk vessels. During 2024, the drybulk freight market experienced a strong year led by the Capesize sector. The market realized atypical strength in the first half of the year led by solid cargo flows, particularly with regard to Brazilian iron ore exports. Increased seaborne volumes were met with firm demand from China, which imported record iron ore volumes in 2024. Additionally, China’s coal imports reached an all-time high in 2024 due to price competitiveness of the seaborne material as compared to domestic production, while the long-haul West Africa to China bauxite trade continues to exhibit growth lengthening trading distances. On top of this, geopolitical factors continued to persist in 2024, most notably with Houthi attacks on commercial vessels in the southern Red Sea and Gulf of Aden region resulting in vessel re-routing and increased fleet inefficiencies in the market. Towards the end of 2024, the drybulk freight market declined from earlier year highs driven by a reduction of port congestion to below median historical levels increasing effective fleet capacity while iron ore trade flows eased into year end. At the beginning of 2025, freight rates have been impacted by various seasonal factors, including weather related disruptions affecting seaborne cargo availability, the frontloaded nature of the newbuilding orderbook, and the timing of the Chinese New Year. These factors have impacted the supply and demand balance leading to reduced freight rates relative to 2024 levels. In 2025, drybulk commodity demand growth may ease relative to 2024 levels, whereas vessel supply growth is expected to remain at a similar level to 2024.

The average Time Charter Equivalent, or TCE rate, of our overall fleet increased by 29.4% to $19,107 a day during 2024 from $14,766 a day during 2023. The TCE for our major bulk vessels increased by 46.1% from $18,280 a day during 2023 to $26,699 a day during 2024. This increase was primarily a result of higher rates achieved by our Capesize vessels, as well as lower voyage expenses. The TCE for our minor bulk vessels increased by 14.7% from $12,512 a day during 2023 to $14,351 a day during 2024 primarily a result of higher rates achieved by our Ultramax and Supramax vessels, as well as lower voyage expenses.

For 2024 and 2023, we had ownership days of 15,781.6 and 16,135.2 days, respectively.  The decrease in ownership days was primarily due to the sale of four Capesize vessels and one Supramax vessel during 2024 partially offset by the delivery of two Capesize vessels during the fourth quarter of 2023 and one Capesize vessel during the fourth quarter of 2024. Fleet utilization decreased marginally from 97.3% during 2023 to 96.8% during 2024.

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

Voyage expenses were $127.0 million and $143.0 million during 2024 and 2023, respectively. This decrease was primarily due to a decrease in voyage expenses for our major bulk vessels and for our Supramax vessels, part of our minor bulk fleet. The decrease overall was primarily due to the operation of fewer major bulk and Supramax vessels operating during 2024 as compared to 2023. Additionally, there was a decrease in bunker consumption for our Supramax vessels due to lower bunker prices.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $4.5 million from $97.1 million during 2023 to $101.6 million during 2024. This increase was primarily due to higher repair and maintenance costs and the timing of the purchase of stores and spares.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,440 per vessel per day during 2024 from $6,017 per vessel per day during 2023.  The increase in daily vessel operating expenses was primarily due to higher repair and maintenance costs, the timing of the purchase of stores and spares and higher crew costs.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Ukraine, the Israel-Hamas war, and the Houthi conflict in the Red Sea among other potential macroeconomic events, are unpredictable, and the actual amount of DVOE could be higher or lower than budgeted as a result.

Based on estimates provided by GSSM, our DVOE budget for the full year of 2025 is expected to be $6,375 per vessel per day. The potential impacts of various macroeconomic events, including but not limited to the war in Ukraine, the Israel-Hamas war and the Houthi conflict in the Red Sea, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased marginally by $0.1 million from $9.1 million during 2023 to $9.1 million during 2024. The decrease was primarily due to a decrease in chartered-in days during 2024 as compared to 2023, partially offset by an increase in hire rates.

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

General and administrative expenses increased by $0.8 million from $28.3 million during 2023 to $29.1 million during 2024. The increase was primarily due to higher compensation related expenses partially offset by lower ordinary legal and professional fees.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management fees were $4.6 million and $4.0 million during 2024 and 2023, respectively.  The variance was due to the timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value.

Depreciation and amortization expenses increased by $2.2 million from $66.5 million during 2023 to $68.7 million during 2024. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2023 and 2024. This increase was partially offset by a decrease in vessel depreciation expense due to the operation of a smaller fleet.

IMPAIRMENT OF VESSEL ASSETS-

Impairment of vessels assets decreased by $35.1 million from $41.7 million during 2023 to $6.6 million during 2024. This included impairment losses for one and three of our Capesize vessels during 2024 and 2023, respectively. Additionally, during 2024, we recorded $1.0 million of losses related to the disposal of replaced equipment on certain vessels.

Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the impairment of the vessels.

NET GAIN ON SALE OF VESSELS-

During 2024, we recorded a net gain on sale of vessels of $16.5 million related primarily to the gains on the sale of the Genco Warrior, the Genco Claudius and the Genco Maximus partially offset by losses on the sale of the Genco Commodus and the Genco Hadrian. There were no vessel sales during 2023.

Refer to Note 5 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for further information regarding the sale of these vessels.

OTHER OPERATING EXPENSE-

Other operating expense of $5.7 million recorded during 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting held on May 23, 2024.

OTHER (EXPENSE) INCOME-

INTEREST EXPENSE-

Interest expense increased by $4.5 million from $8.8 million during 2023 to $13.3 million during 2024. Interest expense during 2024 and 2023 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase was primarily a result of lower settlement payments received under our interest rate cap agreements during 2024 as compared to 2023 as a result of the expiration of these agreements. This increase was partially offset by a decrease due to lower outstanding debt during 2024 as compared to 2023. Refer to Note 8 — Debt in the Consolidated Financial Statements for information regarding our credit facilities.

INTEREST INCOME-

Interest income increased by $0.3 million from $2.7 million during 2023 to $3.0 million during 2024 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER EXPENSE-

Other expense was $0.2 million and $0.4 million during 2024 and 2023, respectively.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During 2024 and 2023, net income attributable to noncontrolling interest was $0.1 million and $0.5 million, respectively, which is associated with the net income attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings and undrawn revolver availability, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $43.7 million as of December 31, 2024 in addition to the $337.3 million availability under the $500 Million Revolver as of December 31, 2024, which compares to a minimum liquidity requirement under our credit facility of approximately $21.0 million as of the date of this report. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $50.7 million and $42.2 million during 2025 and 2026, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Throughout 2022, 2023 and 2024, we made a total of $241.0 million of voluntary debt prepayments, resulting in a reduced cash flow breakeven rate from previous levels. During the fourth quarter of 2023, partially offsetting this debt reduction, we opportunistically drew down $65 million under the revolver of the $450 Million Credit Facility to partially fund the purchase of two Capesize vessels that were delivered during the fourth quarter of 2023. Additionally, during the fourth quarter of 2024, we drew down $20 million under the $500 Million Revolver to partially fund the purchase of one Capesize vessel that was delivered during the fourth quarter of 2024. Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of December 31, 2024, there are no mandatory debt repayments until we must repay $90.0 million in 2028. Although we do not have any mandatory debt repayments until 2028, we intend to continue to pay down debt on a voluntary basis with a goal of zero net debt.

As of December 31, 2024, the $500 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

Refer to Note 8 — Debt in our Consolidated Financial Statements for further details regarding the terms of the $500 Million Revolver, which information is incorporated herein by reference.

As of December 31, 2024, we were in compliance with all financial covenants under the $500 Million Revolver.

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

On February 19, 2025, we announced a quarterly dividend of $0.30 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

Subject to the discussion of passive foreign investment company (PFIC) status on pages 37 - 38 of this report, any distributions made by us to a U.S. Holder with respect to our common shares generally will constitute dividends to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of those earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder’s tax basis in our common shares (determined on a share-by-share basis), and thereafter as capital gain. U.S. Holders that own at least 10% of our shares may be able to claim a dividends-received-deduction and should consult their tax advisors.

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

Cash Flows

Net cash provided by operating activities for the years ended December 31, 2024 and 2023 was $126.8 million and $91.8 million, respectively.  This increase in cash provided by operating activities was primarily due to higher rates earned by our major and minor bulk vessels, as well as changes in working capital. These increases were partially offset by an increase in drydocking costs incurred during 2024 as compared to 2023.

Net cash provided by (used in) investing activities during the years ended December 31, 2024 and 2023 was $47.8 million and ($91.6) million, respectively.  This fluctuation was primarily a result of $103.3 million of net proceeds from the sale of the Genco Commodus, the Genco Claudius, the Genco Maximus, the Genco Warrior and the Genco Hadrian during 2024. There was also a decrease in the purchase of vessels by $37.7 million as we purchased two Capesize vessels that delivered during the fourth quarter of 2023 as compared to one Capesize vessel that delivered during the fourth quarter of 2024. These fluctuations were partially offset by a $1.2 million decrease in insurance proceeds for hull and machinery claims for our vessels.

Net cash used in financing activities during the years ended December 31, 2024 and 2023 was $177.5 million and $17.4 million, respectively.  During 2024, there was a $139.0 million increase in total net cash used in financing activities related to our credit facilities as compared to 2023. This was primarily due to a $94.0 million increase in debt repayments during 2024 as compared to 2023. Additionally, excluding the refinancing of the $450 Million Credit Facility with the $500 Million Revolver, there was a $45.0 million decrease in drawdowns during 2024 as compared to 2023 as there was a $20.0 million draw down during the fourth quarter of 2024 to partially finance the purchase of one Capesize vessel that was delivered during the fourth quarter of 2024 as compared to total drawdowns of $65.0 million drawn down during the fourth quarter of 2023 used to partially finance the purchase two Capesize vessels that delivered during the fourth quarter of 2023. Additionally, there was a $26.6 million increase in the payment of dividends during 2024 as compared to 2023. These increases were partially offset by a $5.5 million decrease in deferred financing costs during 2024 as compared to 2023 related to the $500 Million Revolver that was entered into on November 29, 2023 to amend our $450 Million Credit Facility.

Credit Facilities

On November 29, 2023, we entered into a fourth amendment to amend, extend and upsize our prior $450 Million Credit Facility, implementing the $500 Million Revolver. The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of our asset base as well as general corporate purposes. Refer to Note 8 — Debt in our Consolidated Financial Statements for further details regarding the terms of the $500 Million Revolver, which information is incorporated herein by reference.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At December 31, 2024, the total notional principal amount of the interest rate cap agreements was $0.

Refer to the table in Note 9 — Derivative instruments of our Consolidated Financial Statements for further information.

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

As part of our business strategy, we may also enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2024 and 2023.

Interest Rates

The effective interest rate for the years ended December 31, 2024 and 2023 include interest rates associated with the interest expense for our various credit facilities, including the following: the $500 Million Revolver and the $450 Million Credit Facility (until the $450 Million Credit Facility was amended to become the $500 Million Revolver on November 29, 2023).

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 9.08% and 8.29% during 2024 and 2023, respectively.  The effective interest rate does not include the effect of any interest rate cap agreements. The interest rate on the debt, excluding unused commitment fees and any interest rate cap agreements, ranged from 6.24% to 7.24% and 6.43% to 7.58% during 2024 and 2023, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of 42 drybulk vessels, including 16 Capesize drybulk carriers, 15 Ultramax drybulk carriers and eleven Supramax drybulk carriers.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2026 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

2025	$42.5	$2.2	$6.0	605
2026 (1)	$20.5	$4.4	$1.6	268

(1)	These amounts exclude a total of $15.7 million of estimated drydocking costs and fuel efficiency upgrade costs and 238 estimated offhire days for vessels that have drydocking class deadlines during the first quarter of 2027 and may, therefore, not be drydocked until 2027.

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

During 2024 and 2023, we incurred a total of $20.6 million and $10.9 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of ten of our vessels during 2024. Additionally, the drydocking for one of our vessels began during the fourth quarter of 2024 and completed during the first quarter of 2025. We estimate that an additional 18 of our vessels will be drydocked during 2025 and eight of our vessels will by drydocked during 2026, excluding seven vessels that have drydocking class deadlines during the first quarter of 2027.

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

During the years ended December 31, 2024 and 2023 we recorded losses of $6.6 million and $41.7 million, respectively, related to the impairment of vessel assets. During the year ended December 31, 2024, we recorded an impairment loss for the Genco Hadrian, one of our Capesize vessels. The sale of the Genco Hadrian was completed on October 4, 2024. During the year ended December 31, 2023 we recorded an impairment loss for three of our Capesize vessels (the Genco Claudius, the Genco Commodus and the Genco Maximus) which were classified as held for sale as of December 31, 2023 and the sale of these vessels were completed during 2024. Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the impairment recorded during the years ended December 31, 2024 and 2023.

Under our credit facility, we regularly submit to the lenders’ valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $500 Million Revolver as of December 31, 2024. Refer to Note 8 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $500 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present. As of December 31, 2024, eight of our Capesize vessels and four of our Ultramax vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. As of December 31, 2023, eight of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on the analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as of December 31, 2024 and 2023, there were no impairment losses recorded for these vessels during 2024 and 2023.

The amount by which the carrying value at December 31, 2024 of eight of our Capesize vessels and four of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.04 million to $6.9 million per vessel, and $38.7 million on an aggregate fleet basis. Comparatively, the amount by which the carrying value at December 31, 2023 of eight of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $4.1 million to $8.3 million per vessel, and $47.9 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $3.2 million and $6.0 million as of December 31, 2024 and 2023, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of December 31, 2024 and 2023. Vessels have been grouped according to their collateralized status as of December 31, 2024 and does not include any vessels held for sale.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2024	2023
$500 Million Revolver
Baltic Bear	2010	2010	$30,910	$32,724
Baltic Wolf	2010	2010	31,303	33,078
Genco Lion	2012	2013	27,213	28,508
Genco Tiger	2011	2013	25,820	26,954
Baltic Scorpion	2015	2015	20,429	21,440
Baltic Mantis	2015	2015	20,663	21,677
Genco Hunter	2007	2007	7,112	7,564
Genco Warrior	2005	2007	—	6,211
Genco Aquitaine	2009	2010	7,888	7,948
Genco Ardennes	2009	2010	7,934	7,955
Genco Auvergne	2009	2010	7,947	7,971
Genco Bourgogne	2010	2010	8,522	8,580
Genco Brittany	2010	2010	8,314	8,590
Genco Languedoc	2010	2010	8,531	8,588
Genco Picardy	2005	2010	6,433	6,972
Genco Pyrenees	2010	2010	8,280	8,641
Genco Rhone	2011	2011	9,368	9,792
Genco Constantine	2008	2008	27,134	29,377
Genco Augustus	2007	2007	24,793	27,052
Genco London	2007	2007	25,328	27,295
Genco Titus	2007	2007	25,854	27,856
Genco Tiberius	2007	2007	24,598	27,127
Genco Hadrian	2008	2008	—	29,671
Genco Predator	2005	2007	6,351	6,888
Genco Hornet	2014	2014	19,177	20,084
Genco Wasp	2015	2015	19,421	20,326
Genco Endeavour	2015	2018	38,324	39,022
Genco Resolute	2015	2018	37,468	39,177
Genco Columbia	2016	2018	21,464	22,455
Genco Weatherly	2014	2018	17,427	18,118
Genco Liberty	2016	2018	40,326	42,162
Genco Defender	2016	2018	40,319	42,165
Genco Magic	2014	2020	13,258	13,373
Genco Vigilant	2015	2021	13,784	14,323
Genco Freedom	2015	2021	13,881	14,407
Genco Enterprise	2016	2021	18,187	18,996
Genco Madeleine	2014	2021	20,162	21,209
Genco Constellation	2017	2021	22,806	23,872
Genco Mayflower	2017	2021	23,165	24,251

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2024	2023
Genco Laddey	2022	2022	27,305	28,299
Genco Mary	2022	2022	27,335	28,336
Genco Ranger	2016	2023	41,515	43,108
Genco Reliance	2016	2023	41,462	42,972
Genco Intrepid	2016	2024	47,511	—
Consolidated Total			$915,022	$945,114

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of costs to sell, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 5 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale as of December 31, 2024 and 2023.

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

Although rates have been strong on a relative basis in 2024 and 2023, the drybulk charter market has been volatile in recent years. Shipping rates for key drybulk routes increased during 2021 after a decline in 2020 which was principally as a result of the global economic slowdown caused by the COVID-19 pandemic, while another firm year was seen in 2022. Rates in 2023 declined from 2021 and 2022 highs, but were firm from a historical perspective. Furthermore, rates during 2024 achieved atypical strength during the first half of the year with rates declining towards the end of the year.

When indicators of impairment are present and our estimate of future undiscounted cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2024, the future income streams expected to be earned by such vessels over their remaining operating lives and upon disposal on an undiscounted basis would be sufficient to recover their carrying values.  As of December 31, 2024, eight of our Capesize vessels and four of our Ultramax vessels had indicators of impairment and the estimated future undiscounted cash flows for those Capesize vessels exceeded each of those vessels’ carrying values by a margin of approximately 3% to 33% of the carrying value. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 13 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2024.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters or spot market voyage charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten-year historical one-year time charter average.  In addition, for our older vessels we evaluate the current market rate environment compared to the ten-year historical one-year time charter average and, if deemed necessary, adjust the rate to better reflect the expected future cash flows. It is reasonably possible that the estimate of undiscounted cash flows may change in the future due to changes in current rates which could adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. It is also reasonably possible that vessels that were not subject to impairment testing during 2024 because there was no indicator of impairment could be subject to such testing in the future.

Of the inputs that the Company uses for its impairment analysis, future charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines as follows:

	Percentage Decline
	at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2024	2023
Capesize	(2.8)%	(10.5)%
Ultramax (1)	(0.8)	N/A
Supramax (1)	N/A	N/A
(1)	There were no indicators of impairment for our Supramax vessels at December 31, 2024 and 2023 and our Ultramax vessels as of December 31, 2023, as the respective fair market values of these vessels were higher than their respective carrying values. As such, the aforementioned vessels were not subject to impairment testing as of the dates noted.

For our impairment analysis, we utilize the ten-year historical one-year time charter average, as well as considering the current rate environment, to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.  We note that the ten-year historical one-year time charter average includes historically low rates from the period from 2015 to 2016 that adversely affect the total average.

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2024 and 2023, respectively, were above or (below) the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	For the Years Ended December 31,
Vessel Class	2024	2023
Capesize	75.9%	21.6%
Ultramax	15.8%	8.2%
Supramax	13.0%	(6.0)%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Refer to Note 9 — Derivative Instruments of our Consolidated Financial Statements.

Interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding.  On May 30, 2023, we entered into an amendment to the $450 Million Credit Facility to transition from the use of LIBOR to calculate interest to SOFR effective June 30, 2023, During the years ended December 31, 2024 and 2023, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 8 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

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

A 1% increase in SOFR would have resulted in an increase of $1.3 million in interest expense for the year ended December 31, 2024.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swap agreements or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates.  During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Refer to Note 9 — Derivative Instruments of our Consolidated Financial Statements.

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

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

If indicators of impairment exist for a vessel asset, the Company determines the recoverable amount by estimating the undiscounted future cash flows associated with the vessel. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair market value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value. The Company makes significant assumptions and judgments to determine the undiscounted future cash flows expected to be generated over the remaining useful life of the asset, including estimates and assumptions related to the future charter rates, fleet utilization, vessel operating expenses, vessel capital expenditures and drydocking requirements, vessel residual value and the estimated remaining useful life of each vessel. Projected future charter rates are the most significant and volatile assumption that the Company uses for its impairment analysis. Total vessel assets as of December 31, 2024, were $915.0 million, with $6.6 million of impairment losses recorded during the year ended December 31, 2024.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future charter rates utilized in the undiscounted future cash flows included the following, among others:

●	We tested the effectiveness of controls over management’s review of the impairment analysis, including the future charter rates used within the undiscounted future cash flows analysis.
●	We evaluated the reasonableness of the Company’s estimate of future charter rates through the performance of the following procedures:
o	Evaluated the Company’s methodology for estimating the future charter rates which reflect the rates currently in effect for the duration of their current charters, without assuming additional profit sharing. For periods of time where the vessels are not fixed on time charters or spot market voyage charters, the Company estimates the future daily time charter equivalent for the vessels’ unfixed days based on the most recent ten-year historical one-year time charter average for the vessel class to project future charter rates. For the Company’s older vessels, management evaluates the current market rate environment compared to the ten-year historical one-year time charter average and, if deemed necessary, adjusts the rate to better reflect the expected future cash flows.
o	Compared the future charter rates utilized in the undiscounted future cash flow analysis to 1) the Company’s historical rates, 2) historical rate information by vessel class published by third parties and 3) other external market sources, including analysts’ reports and freight forward agreement curves.
o	Obtained from the Company’s management the assumptions used in the future charter rates and considered the consistency of the assumptions used with evidence obtained in other areas of the audit. This included 1) internal communications by management to the board of directors and 2) external communications by management to analysts and investors.

/s/ Deloitte & Touche LLP

New York, New York
February 21, 2025 We have served as the Company’s auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2024 and 2023

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$43,690	$46,542
Restricted cash	315	—
Due from charterers, net of a reserve of $1,620 and $3,257, respectively	21,376	17,815
Prepaid expenses and other current assets	10,375	10,154
Inventories	22,234	26,749
Fair value of derivative instruments	—	572
Vessels held for sale	—	55,440
Total current assets	97,990	157,272

Noncurrent assets:
Vessels, net of accumulated depreciation of $322,807 and $296,452, respectively	915,022	945,114
Deferred drydock, net of accumulated amortization of $33,610 and $23,047, respectively	30,048	29,502
Fixed assets, net of accumulated depreciation and amortization of $9,811 and $8,063, respectively	7,184	7,071
Operating lease right-of-use assets	6,358	2,628
Restricted cash	—	315
Total noncurrent assets	958,612	984,630

Total assets	$1,056,602	$1,141,902

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$34,492	$24,245
Deferred revenue	4,665	8,746
Current operating lease liabilities	1,503	2,295
Total current liabilities:	40,660	35,286

Noncurrent liabilities:
Long-term operating lease liabilities	5,539	1,801
Long-term debt, net of deferred financing costs of $7,825 and $9,831, respectively	82,175	190,169
Total noncurrent liabilities	87,714	191,970

Total liabilities	128,374	227,256

Commitments and contingencies (Note 18)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,757,895 and 42,546,959 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	427	425
Additional paid-in capital	1,491,032	1,553,421
Accumulated other comprehensive income	—	527
Accumulated deficit	(564,716)	(641,117)
Total Genco Shipping & Trading Limited shareholders’ equity	926,743	913,256
Noncontrolling interest	1,485	1,390
Total equity	928,228	914,646
Total liabilities and equity	$1,056,602	$1,141,902

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Voyage revenues	$423,016	$383,825	$536,934

Total revenues	423,016	383,825	536,934

Operating expenses:
Voyage expenses	126,960	142,971	153,889
Vessel operating expenses	101,638	97,093	99,469
Charter hire expenses	9,069	9,135	27,130
General and administrative expenses (inclusive of nonvested stock amortization expense of $5,850, $5,530 and $3,242, respectively)	29,136	28,268	25,708
Technical management expenses	4,643	4,021	3,310
Depreciation and amortization	68,666	66,465	60,190
Impairment of vessel assets	6,595	41,719	—
Net gain on sale of vessels	(16,468)	—	—
Other operating expense	5,728	—	—

Total operating expenses	335,967	389,672	369,696

Operating income (loss)	87,049	(5,847)	167,238

Other (expense) income:
Other (expense) income	(234)	(396)	178
Interest income	2,978	2,667	1,042
Interest expense	(13,297)	(8,780)	(9,094)

Other expense, net	(10,553)	(6,509)	(7,874)

Net income (loss)	76,496	(12,356)	159,364
Less: Net income attributable to noncontrolling interest	95	514	788
Net income (loss) attributable to Genco Shipping & Trading Limited	$76,401	$(12,870)	$158,576

Net earnings (loss) per share-basic	$1.77	$(0.30)	$3.74
Net earnings (loss) per share-diluted	$1.75	$(0.30)	$3.70
Weighted average common shares outstanding-basic	43,054,459	42,766,262	42,412,722
Weighted average common shares outstanding-diluted	43,650,499	42,766,262	42,915,496

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2024, 2023 and 2022

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2024	2023	2022

Net income (loss)	$76,496	$(12,356)	$159,364

Other comprehensive (loss) income	(527)	(5,953)	5,655

Comprehensive income (loss)	$75,969	$(18,309)	$165,019
Less: Comprehensive income attributable to noncontrolling interest	95	514	788
Comprehensive income (loss) attributable to Genco Shipping & Trading Limited	$75,874	$(18,823)	$164,231

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

For the Years Ended December 31, 2024, 2023 and 2022

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2022	$419	$1,702,166	$825	$(786,823)	$916,587	$88	$916,675

Net income				158,576	158,576	788	159,364

Other comprehensive income			5,655		5,655		5,655

Issuance of shares due to vesting of RSUs and exercise of options	4	(4)			—		—

Cash dividends declared ($2.74 per share)		(116,627)			(116,627)		(116,627)

Nonvested stock amortization		3,242			3,242		3,242

Balance — December 31, 2022	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net (loss) income				(12,870)	(12,870)	514	(12,356)

Other comprehensive loss			(5,953)		(5,953)		(5,953)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)			—		—

Cash dividends declared ($0.95 per share)		(40,884)			(40,884)		(40,884)

Nonvested stock amortization		5,530			5,530		5,530

Balance — December 31, 2023	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

Net income				76,401	76,401	95	76,496

Other comprehensive loss			(527)		(527)		(527)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($1.57 per share)		(68,237)			(68,237)		(68,237)

Nonvested stock amortization		5,850			5,850		5,850

Balance — December 31, 2024	$427	$1,491,032	$—	$(564,716)	$926,743	$1,485	$928,228

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$76,496	$(12,356)	$159,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,666	66,465	60,190
Amortization of deferred financing costs	2,006	1,779	1,694
Right-of-use asset amortization	1,438	1,450	1,417
Amortization of nonvested stock compensation expense	5,850	5,530	3,242
Impairment of vessel assets	6,595	41,719	—
Net gain on sale of vessels	(16,468)	—	—
Amortization of premium on derivatives	45	210	86
Insurance proceeds for protection and indemnity claims	286	269	829
Insurance proceeds for loss of hire claims	734	506	—
Change in assets and liabilities:
(Increase) decrease in due from charterers	(3,561)	7,518	(5,217)
Increase in prepaid expenses and other current assets	(2,504)	(4,767)	(317)
Decrease (increase) in inventories	4,515	(5,148)	2,962
Increase (decrease) in accounts payable and accrued expenses	9,612	(2,205)	(2,134)
(Decrease) increase in deferred revenue	(4,081)	3,788	(5,123)
Decrease in operating lease liabilities	(2,222)	(2,107)	(1,858)
Deferred drydock costs incurred	(20,558)	(10,867)	(25,812)
Net cash provided by operating activities	126,849	91,784	189,323

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(53,678)	(91,305)	(52,473)
Purchase of other fixed assets	(2,999)	(2,707)	(3,566)
Net proceeds from sale of vessels	103,379	—	—
Insurance proceeds for hull and machinery claims	1,146	2,388	1,024
Net cash provided by (used in) investing activities	47,848	(91,624)	(55,015)

Cash flows from financing activities:
Proceeds from the $500 Million Revolver	20,000	209,750	—
Repayments on the $500 Million Revolver	(130,000)	(9,750)	—
Proceeds from the $450 Million Credit Facility	—	65,000	—
Repayments on the $450 Million Credit Facility	—	(236,000)	(75,000)
Cash dividends paid	(67,511)	(40,910)	(115,728)
Payment of deferred financing costs	(38)	(5,493)	(11)
Net cash used in financing activities	(177,549)	(17,403)	(190,739)

Net decrease in cash, cash equivalents and restricted cash	(2,852)	(17,243)	(56,431)

Cash, cash equivalents and restricted cash at beginning of period	46,857	64,100	120,531
Cash, cash equivalents and restricted cash at end of period	$44,005	$46,857	$64,100

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except per Share Data)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2024, 2023 and 2022

1 – GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2024, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of December 31, 2024 and 2023, and was formed to provide ship management services to the Company’s vessels. As of December 31, 2024 and 2023, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

Management has determined that GSSM qualifies as a variable interest entity, and, when aggregating the variable interest held by the Company and Synergy, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact GSSM’s economic performance. Accordingly, the Company consolidates GSSM.

Other General Information

As of December 31, 2024, 2023 and 2022, the Company’s fleet consisted of 42, 46 and 44 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2024:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,014	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,014	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Picardy Limited	Genco Picardy	55,255	8/16/10		2005
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,057	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Genco Magic Limited	Genco Magic	63,443	12/23/20		2014
Genco Vigilant Limited	Genco Vigilant	63,498	1/28/21		2015
Genco Freedom Limited	Genco Freedom	63,667	2/2/21		2015
Genco Enterprise Limited	Genco Enterprise	63,472	8/23/21		2016
Genco Madeleine Limited	Genco Madeleine	63,163	8/23/21		2014
Genco Mayflower Limited	Genco Mayflower	63,304	8/24/21		2017
Genco Constellation Limited	Genco Constellation	63,310	9/3/21		2017
Genco Laddey Limited	Genco Laddey	61,303	1/6/22		2022
Genco Mary Limited	Genco Mary	61,304	1/6/22		2022
Genco Reliance Limited	Genco Reliance	181,146	11/21/23		2016
Genco Ranger Limited	Genco Ranger	180,882	11/27/23		2016
Genco Intrepid Limited	Genco Intrepid	180,007	10/23/24		2016
Baltic Lion Limited	Genco Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Baltic Bear Limited	Baltic Bear	177,717	5/14/10		2010
Baltic Wolf Limited	Baltic Wolf	177,752	10/14/10		2010
Genco Hornet Limited	Genco Hornet	63,574	10/29/14		2014
Genco Wasp Limited	Genco Wasp	63,389	1/2/2015		2015
Baltic Scorpion Limited	Baltic Scorpion	63,462	8/6/15		2015
Baltic Mantis Limited	Baltic Mantis	63,467	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

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

Segment reporting

The Company has determined that it operates in two reportable segments, refer to Note 3 — Segment Reporting.

Cash, cash equivalents and restricted cash

The Company considers highly liquid investments, such as money market funds and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Current and non-current restricted cash includes cash that is restricted pursuant to the Company’s lease agreement. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$43,690	$46,542
Restricted cash – current	315	—
Restricted cash – noncurrent	—	315

Cash, cash equivalents and restricted cash	$44,005	$46,857

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, including receivables for spot market voyages, net of the provision for doubtful accounts. At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims. As of December 31, 2024 and 2023, the Company had a reserve of $1,620 and $3,257, respectively, against the due from charterers balance and an additional accrual of $995 and $540, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

During the years ended December 31, 2024, 2023 and 2022, the Company recorded $78, $202 and $1,631 of realized gains in other (expense) income, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded ($8), ($96) and $3 of unrealized (losses) gains in other (expense) income, respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of December 31, 2024 and 2023 was $0 and $1, respectively, and are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of December 31, 2024 and 2023 was $6 and $0, respectively, and are recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Inventories

Inventories consist of consumable bunkers and lubricants that are stated at the lower of cost and net realizable value. Cost is determined by the first in, first out method.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2024 and 2023 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities. See Note 10 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2024, 2023 and 2022 was $48,165, $50,525 and $50,092, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $400 per lightweight ton (“lwt”) times the weight of the relevant vessel in lwt.

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

Amortization expense for drydocking for the years ended December 31, 2024, 2023 and 2022 was $17,916, $13,253 and $7,832, respectively, and is included in Depreciation and amortization in the Consolidated Statements of Operations. All other costs incurred during drydocking are expensed as incurred, with the exception of other capitalized costs incurred related to vessel assets and vessel equipment.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2024, 2023 and 2022 was $2,585, $2,687 and $2,266, respectively.

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

The Company has identified that time charter agreements, including fixed rate time charters and spot market-related time charters, contain a lease in accordance with ASC 842 — Leases (Topic 842) (“ASC 842”). Refer to Note 14 — Voyage Revenues for further discussion.

Spot market voyage charters

In a spot market voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. The contract generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the years ended December 31, 2024, 2023 and 2022 is not a material percentage of the Company’s revenues.

Revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. Refer to Note 14 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss (gain) of $509, $168 and ($2,931) during the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses. Vessel operating expenses are recognized when incurred.

Charter hire expenses

The costs to charter-in third party vessels, which primarily include the daily charter hire rate net of commissions, are recorded as Charter hire expenses. The Company recorded $9,069, $9,135 and $27,130 of charter hire expenses during the years ended December 31, 2024, 2023 and 2022, respectively.

Technical management expenses

Technical management expenses include the direct costs, including operating costs, incurred by GSSM for the technical management of the vessels under its management. Additionally, prior to the transfer of our vessels to GSSM for technical management, we incurred management expenses payable to third party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operation and arranging for crews and supplies.

Impairment of long-lived assets

During the years ended December 31, 2024, 2023 and 2022, the Company recorded $6,595, $41,719 and $0 related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”), respectively. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets. Included in the impairment expense recorded during the years ended December 31, 2024, 2023 and 2022, there was $961, $0 and $0, respectively, recorded related to the loss on disposal of replaced equipment on certain vessels.

When the Company performs its analysis of the anticipated undiscounted future net cash flows, the Company utilizes various assumptions based on historical trends. Specifically, the Company utilizes the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time during which the Company’s vessels are not fixed on time charters or spot market voyage charters, the Company utilizes an estimated daily time charter equivalent for the vessels’ unfixed days based on the most recent ten-year historical one-year time charter average.  In addition, for our older vessels, the Company evaluates the current market rate environment compared to the ten-year historical one-year time charter average and, if deemed necessary, will adjust the rate to better reflect the expected future cash flows. The projected undiscounted future net cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and required capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $400 per light weight ton, consistent with the Company’s depreciation policy during 2024.

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, to a third party for $25,000 less a 2.0% commission payable to a third party. As the anticipated undiscounted cash flows, including the net sales price, did not exceed the net book value of the vessel as of June 30, 2024, the vessel value for the Genco Hadrian was adjusted to its net sales price of $24,500 as of June 30, 2024. This resulted in an impairment loss of $5,634 during the year ended December 31, 2024.

On September 30, 2023, the Company determined that the expected estimated future undiscounted cash flows for three of its Capesize vessels, the Genco Claudius, Genco Commodus and Genco Maximus, did not exceed the net book value of these vessels as of September 30, 2023. This resulted in an impairment loss of $28,102 during the year ended December 31, 2023.

On November 14, 2023, the Company entered into an agreement to sell the Genco Commodus, a 2009-built Capesize vessel, to a third party for $19,500 less a 1.0% commission payable to a third party. Additionally, on December 21, 2023, the Company entered into agreements to sell the Genco Claudius, a 2010-built Capesize vessel, to a third party for $18,500 less a 1.0% commission payable to a third party and the Genco Maximus, a 2009-built Capesize vessel, to a third party for $18,000 less a 1.0% commission payable to a third party. Therefore, the vessel values for the Genco Commodus, Genco Claudius and Genco Maximus were adjusted to their net sales price of $19,305, $18,315 and $17,820, respectively, as of December 31, 2023. This resulted in an additional impairment loss of $13,617 during the year ended December 31, 2023. On February 24, 2024, the Company terminated its agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. During the first quarter of 2024, the Company commenced arbitration with the buyers, seeking a declaration that it validly terminated the agreements due to the buyers’ breach, and to retain the deposits paid by the buyers in connection with the sales, totaling $3,650. During the second quarter of 2024, the Company and the buyers reached an agreement in principle to settle this matter and conclude the arbitration proceeding in exchange for the buyers releasing the deposits to the Company, and this amount was recorded as part of the net gain on sale of vessels in the Consolidated Statements of Operations.

Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of certain aforementioned vessels.

Net gain on sale of vessels

During the year ended December 31, 2024, the Company recorded net gains of $16,468, related to the sale of vessels. The net gains recognized during the year ended December 31, 2024 related primarily to gains on the sale of the Genco Claudius, Genco Maximus and Genco Warrior, partially offset by losses related to the sale of the Genco Commodus and Genco Hadrian. This also includes the $3,650 deposits paid by the initial buyers in relation to the terminated sales of the Genco Claudius and Genco Maximus. During the years ended December 31, 2023 and 2022, the Company did not complete the sale of any vessels. Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

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

The Company is incorporated in the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax. The Company is not taxable in any other jurisdiction, with the exception of Genco Shipping Pte. Ltd., Genco Shipping A/S and GSSM, as noted in the “Income taxes” section below.

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

Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the years ended December 31, 2024, 2023 and 2022. In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year. Management believes that during the years ended December 31, 2024, 2023 and 2022, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the years ended December 31, 2024, 2023 and 2022, the Company qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

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

The Company established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017. GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore. The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA. Income from non-qualifying activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%). During the years ended December 31, 2024, 2023 and 2022, GSPL recorded $97, $31 and $64, respectively, of income tax in Other (expense) income in the Consolidated Statements of Operations.

During 2018, the Company established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark. Genco Shipping A/S was subject to corporate taxes in Denmark a rate of 22% during 2024, 2023 and 2022. During the years ended December 31, 2024, 2023 and 2022, Genco Shipping A/S recorded $33, $205 and $1,209, respectively, of income tax in Other (expense) income in the Consolidated Statements of Operations.

GSSM was subject to corporate taxes in Singapore during 2024, 2023 and 2022 at a rate of 17%. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $115, $238 and $350, respectively, of income tax in Other (expense) income in the Consolidated Statements of Operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. The Company earned all of its voyage revenues from 129, 110 and 123 customers during the years ended December 31, 2024, 2023 and 2022.

For the year ended December 31, 2024, there were two customers that individually accounted for more than 10% voyage revenues: ST Shipping & Transport Pte. Ltd. and Oldendorff Carriers, including its subsidiaries, which represented 11.0% and 10.7% of voyage revenues, respectively. For the year ended December 31, 2023, there were two customers that individually accounted for more than 10% voyage revenues: Rio Tinto Shipping (Asia) Pte. Ltd. and Oldendorff Carriers, including its subsidiaries, which represented 16.1% and 10.9% of voyage revenues, respectively. For the year ended December 31, 2022, there were no customers that individually accounted for more than 10% of voyage revenues.

As of December 31, 2024 and 2023, the Company maintained all of its cash and cash equivalents with seven and eight financial institutions, respectively. None of the Company’s cash and cash equivalents balance is covered by insurance in the event of default by these financial institutions.

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective is to address longstanding requests from investors to provide more detailed information about expenses presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either prospectively to financial statements issued for the reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the existing segment reporting guidance (ASC Topic 280 — Segment Reporting (“ASC 280”)) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, companies with a single reporting segment will have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures.

The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the fourth quarter of 2024 for the year ended December 31, 2024. Refer to Note 3 — Segment Reporting.

3 – SEGMENT REPORTING

The Company transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable. The Company owns a fleet of vessels that focuses on Capesize, Ultramax and Supramax vessels. Capesize vessels represent the Company’s major bulk vessels category while Ultramax and Supramax vessels represent the Company’s minor bulk vessel category.

The Company has determined that each of its vessels are individual operating segments. The Company determined its operating segments based on how its CODM, John C. Wobensmith, Chief Executive Officer and President, manages the business, makes operating decisions and evaluates operating performance. The CODM reviews the operating results for the Company’s fleet and also considers certain aggregate financial data for the Company’s major bulk and minor bulk vessels. The Company’s major and minor bulk vessels have similar economic characteristics as they serve the same type of customers, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on the principles of ASC 280 — “Segment Reporting,” the Company believes it is meaningful and informative to aggregate its operating segments into two reportable segments for the major bulk and minor bulk fleet.

With the exception of the financial statement information below that comprises the segment profit (loss), the CODM does not evaluate any other financial statement line items on a vessel category basis, but rather on a consolidated basis.

Information about the Company’s reportable segments for each of the years in the three-year period ended December 31, 2024 is as follows:

	For the Year Ended December 31, 2024
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$224,250	$198,766	$423,016

Less:
Voyage expenses	69,763	57,197	126,960
Charter hire expenses	—	9,069	9,069
Other expense (income)	—	(78)	(78)
Net voyage revenue (1)	154,487	132,578	287,065

Less:
Vessel operating expenses	42,561	59,077	101,638

Segment profit	$111,926	$73,501	$185,427

Reconciliation to net income:
General and administrative expenses			29,136
Technical management expenses			4,643
Depreciation and amortization			68,666
Impairment of vessel assets			6,595
Net gain on sale of vessels			(16,468)
Other operating expense			5,728
Other expense (income)			312
Interest income			(2,978)
Interest expense			13,297

Net income			$76,496

	For the Year Ended December 31, 2023
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$190,176	$193,649	$383,825

Less:
Voyage expenses	77,968	65,003	142,971
Charter hire expenses	—	9,135	9,135
Other expense (income)	—	(202)	(202)
Net voyage revenue (1)	112,208	119,713	231,921

Less:
Vessel operating expenses	39,375	57,718	97,093

Segment profit	$72,833	$61,995	$134,828

Reconciliation to net loss:
General and administrative expenses			28,268
Technical management expenses			4,021
Depreciation and amortization			66,465
Impairment of vessel assets			41,719
Other expense (income)			598
Interest income			(2,667)
Interest expense			8,780

Net loss			$(12,356)

	For the Year Ended December 31, 2022
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$191,934	$345,000	$536,934

Less:
Voyage expenses	69,166	84,723	153,889
Charter hire expenses	—	27,130	27,130
Other expense (income)	—	(1,631)	(1,631)
Net voyage revenue (1)	122,768	234,778	357,546

Less:
Vessel operating expenses	37,376	62,093	99,469

Segment profit	$85,392	$172,685	$258,077

Reconciliation to net income:
General and administrative expenses			25,708
Technical management expenses			3,310
Depreciation and amortization			60,190
Other expense (income)			1,453
Interest income			(1,042)
Interest expense			9,094

Net income			$159,364

(1)	Net voyage revenue is used to calculate the Time Charter Equivalent ("TCE"), which is reviewed by the CODM and is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts. This amount includes realized gains on fuel hedges that were recorded as part of Other (expense) income on the Consolidated Statements of Operations.

4 - CASH FLOW INFORMATION

For the year ended December 31, 2024, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $335 for the Purchase of vessels and ballast water treatment systems, including deposits, $137 for the Purchase of other fixed assets and $10 for the Net proceeds from sale of vessels. For the year ended December 31, 2024, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,756 for Cash dividends payable. Additionally, for the year ended December 31, 2024, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items in Prepaid expenses and other current assets consisting of $34 for the Purchase of vessels and ballast water treatment systems, including deposits.

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

During the years ended December 31, 2024, 2023 and 2022, cash paid for interest, net of amounts capitalized, was $11,914, $13,626 and $9,329, respectively, which was offset by $588, $6,972 and $1,936 received as a result of the interest rate cap agreements, respectively. Refer to Note 8 — Debt.

During the years ended December 31, 2024, 2023 and 2022, any cash paid for income taxes was insignificant.

During the year ended December 31, 2023, the Company made a reclassification of $55,440 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Genco Commodus, Genco Claudius and Genco Maximus prior to December 31, 2023. Refer to Note 5 — Vessel Acquisitions and Dispositions.

During the year ended December 31, 2022, the Company reclassified $18,543 from Deposits on vessels to Vessels, net of accumulated depreciation upon the delivery of the Genco Mary and the Genco Laddey. Refer to Note 5 — Vessel Acquisitions and Dispositions.

All stock options exercised during the years ended December 31, 2024, 2023 and 2022 were cashless. Refer to Note 17 — Stock-Based Compensation for further information.

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

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On October 3, 2024, the Company entered into an agreement to acquire a 2016-built, 180,000 dwt Capesize vessel that was renamed the Genco Intrepid for a purchase price of $47,500. The Genco Intrepid was delivered on October 23, 2024. The Company utilized a combination of cash on hand as well as a $20,000 draw down on the $500 Million Revolver to finance the purchase.

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

Capitalized interest expense associated with these newbuilding contracts for the year ended December 31, 2022 was $5.

Vessel Dispositions

On July 16, 2024, the Company entered into an agreement to sell the Genco Hadrian, a 2008-built Capesize vessel, to a third party for $25,000 less a 2.0% commission payable to a third party. The sale was completed on October 4, 2024.

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

Refer to the “Impairment of long-lived assets” and the “Net gain on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the net gain on sale of vessels recorded during the years ended December 31, 2024, 2023 and 2022.

6 – NET EARNINGS (LOSS) PER SHARE

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

There were 368,190 stock options, 79,838 performance-based restricted stock units and 563,705 restricted stock units excluded from the computation of diluted net loss per share during the year ended December 31, 2023 because they were anti-dilutive (refer to Note 17 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Years Ended December 31,
	2024	2023	2022

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,054,459	42,766,262	42,412,722

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,054,459	42,766,262	42,412,722

Dilutive effect of stock options	180,378	—	314,143

Dilutive effect of performance-based restricted stock units	116,384	—	—

Dilutive effect of restricted stock units	299,278	—	188,631

Weighted-average common shares outstanding, diluted	43,650,499	42,766,262	42,915,496

7 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024, 2023 and 2022, the Company did not have any related party transactions.

8 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2024	2023
Principal amount	$90,000	$200,000
Less: Unamortized deferred financing costs	(7,825)	(9,831)
Less: Current portion	—	—

Long-term debt, net	$82,175	$190,169

As of December 31, 2024 and 2023, $7,825 and $9,831 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets. Amortization expense for deferred financing costs for the years ended December 31, 2024, 2023 and 2022 was $2,006, $1,779 and $1,694, respectively. This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

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

Key terms of the $500 Million Revolver are as follows:

●	Maximum loan capacity was increased to $500,000.

●	The entire facility consists of a revolving credit facility.

●	Borrowings bear interest of 1.85% to 2.15% plus the Secured Overnight Financing Rate (“SOFR”), based on our ratio of total net indebtedness to EBITDA.

●	The interest rate of our borrowings may be further increased or decreased by a margin of up to 0.05% based on our performance regarding emissions targets.

●	The maturity date is November 29, 2028.

●	The facility originally had a repayment profile of 20 years with total quarterly commitment reductions of approximately $15,000 per quarter. As a result of the addition of the Genco Reliance and Genco Intrepid as collateral under the facility on November 25, 2024, the scheduled quarterly commitment reductions were revised prospectively effective January 1, 2025 to $13,764 per quarter.

●	The Company is subject to customary financial covenants, including a collateral maintenance covenant requiring the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of loans outstanding, a minimum liquidity covenant requiring our unrestricted cash and cash equivalents to be the greater of $500 per vessel or 5% of total indebtedness, a minimum working capital covenant requiring consolidated current assets (excluding restricted cash) minus current liabilities (excluding the current portion of debt) to be not less than zero, and a debt to capitalization covenant requiring the ratio of total net indebtedness to total capitalization to be not more than 70%.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend.

●	Collateral package includes all of the 42 vessels in the Company’s fleet as of December 31, 2024 and the Company has the ability to utilize future vessels the Company may own as collateral.

●	Commitment fees are 40% of the applicable interest rate margin for unutilized commitments.

As of December 31, 2024, there was $337,287 of availability under the $500 Million Revolver. Total debt repayments of $130,000 and $9,750 were made during the years ended December 31, 2024 and 2023, respectively, under the $500 Million Revolver. As of December 31, 2024, the total outstanding debt, net of unamortized deferred financing costs, was $82,175.

As of December 31, 2024, the Company was in compliance with all of the financial covenants under the $500 Million Revolver.

The following table sets forth the scheduled repayment of the outstanding principal debt of $90,000 as of December 31, 2024 under the $500 Million Revolver:

Year Ending December 31,	Total

2028	$90,000

Total debt	$90,000

$450 Million Credit Facility

On August 3, 2021, the Company entered into the $450 Million Credit Facility, a five-year senior secured credit facility which was allocated between an up to $150,000 term loan facility and an up to $300,000 revolving credit facility which was used to refinance two of the Company’s prior credit facilities.

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

Total debt repayments of $0, $236,000 and $75,000 were made during the years ended December 31, 2024, 2023 and 2022, respectively, under the $450 Million Credit Facility.

On November 29, 2023, the Company entered into a fourth amendment to the $450 Million Credit Facility; refer to the “$500 Million Revolver” section above.

Interest rates

The following tables set forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the costs associated with unused commitment fees, if applicable. The effective interest rate below does not include the effect of any interest rate cap agreements. The following tables also include the range of interest rates on the debt, excluding the impact of unused commitment fees and any interest rate cap agreements, if applicable:

	For the Years Ended December 31,
	2024	2023	2022
Effective Interest Rate	9.08%	8.29%	4.63%
Range of Interest Rates (excluding unused commitment fees)	6.24 % to 7.24%	6.43 % to 7.58%	2.26 % to 6.54%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 15 — Leases), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum. During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum. The letter of credit outstanding was $300 as of December 31, 2024 and 2023 at a fee of 1.375% per annum. The letter of credit is cancelable on each renewal date provided the landlord is given 30 days' minimum notice. As of December 31, 2024 and 2023, the letter of credit outstanding has been securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015. The letter of credit has an expiration date of November 30, 2025. These amounts have been recorded as restricted cash included in total current assets as of December 31, 2024 and in total noncurrent assets in the Consolidated Balance Sheets as of December 31, 2023.

-

9 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. As of December 31, 2023, the Company had one interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates. This $50,000 interest rate cap agreement expired on March 28, 2024, therefore as of December 31, 2024, the Company no longer has any interest rate cap agreements.

The three interest rate cap agreements that the Company previously held were initially designated and qualified as cash flow hedges. The premium paid was recognized in income on a rational basis, and all changes in the value of the caps were deferred in Accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into Interest expense in the period when the hedged interest affects earnings. One of the Company’s $50,000 interest rate cap agreements expired on March 10, 2023 and the Company’s $100,000 interest rate cap agreement expired on December 29, 2023.

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap were recorded within interest expense. As the forecasted interest payments hedged were not remote of occurring, the amounts in AOCI as of the date of de-designation were recognized over the remaining original hedge period. During the years ended December 31, 2024, 2023 and 2022, the Company recorded a loss (gain) of $28, $66 and ($94) in Interest expense for the portion of the interest rate caps not designated as a hedging instrument.

The Company recorded the fair value of the interest rate caps as Fair value of derivative instruments in the current and non-current asset section on its Consolidated Balance Sheets. The Company elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically SOFR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. The valuation of the interest rate caps was transitioned to the use of SOFR rates on June 30, 2023 upon the transition of the calculation of the interest expense under the Company’s debt from LIBOR to SOFR (see Note 8 — Debt).

The Company recorded a $527 unrealized loss for the year ended December 31, 2024 in AOCI. There is no remaining AOCI as of December 31, 2024.

The Effect of Cash Flow Hedge Accounting on the Statements of Operations

	For the Year Ended December 31,
	2024	2023	2022
	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$13,297	$8,780	$9,094

The effects of cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of gain or (loss) reclassified from AOCI to income	$(568)	$(6,871)	$(2,056)
Premium excluded and recognized on an amortized basis	18	143	180
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—

The following table shows the interest rate cap assets as of December 31, 2024 and 2023:

		December 31,	December 31,
	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$—	$515

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$—

Derivatives not designated as hedging instruments
Interest rate caps	Fair value of derivative instruments - current	$—	$57

Interest rate caps	Fair value of derivative instruments - noncurrent	$—	$—

The components of AOCI included in the accompanying Consolidated Balance Sheet consists of net unrealized losses on cash flow hedges as of December 31, 2024.

AOCI — January 1, 2024	$527

Amount recognized in OCI on derivative, intrinsic	(533)
Amount recognized in OCI on derivative, excluded	6
Amount reclassified from OCI into income	—

AOCI — December 31, 2024	$—

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of December 31, 2024 and 2023 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$43,690	$43,690	$46,542	$46,542
Restricted cash	315	315	315	315
Principal amount of floating rate debt	90,000	90,000	200,000	200,000

The carrying value of the borrowings under the $500 Million Revolver as of December 31, 2024 and 2023, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. Refer to Note 8 — Debt for further information regarding the $500 Million Revolver. The carrying amounts of the Company’s other financial instruments as of December 31, 2024 and 2023 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 9 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the years ended December 31, 2024 and 2023, the vessel assets for one and three of the Company’s vessels, respectively, were written down as part of the impairment recorded during the period. There was no vessel impairment recorded during the year ended December 31, 2022. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input.  Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of use asset if there are indicators of impairment.  During the years ended December 31, 2024, 2023 and 2022, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of December 31, 2024 and 2023.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2024	2023
Vessel stores	$124	$152
Deferred contract costs (see Note 14)	1,077	1,938
Prepaid items	6,377	4,808
Insurance receivable	697	1,402
Advance to agents	454	1,183
Other	1,646	671
Total prepaid expenses and other current assets	$10,375	$10,154

12 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2024	2023
Fixed assets, at cost:
Vessel equipment	$13,502	$11,781
Furniture and fixtures	475	477
Leasehold improvements	1,584	1,588
Computer equipment	1,434	1,288
Total costs	16,995	15,134
Less: accumulated depreciation and amortization	(9,811)	(8,063)
Total fixed assets, net	$7,184	$7,071

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2024	2023
Accounts payable	$17,480	$10,650
Accrued general and administrative expenses	7,810	5,700
Accrued vessel operating expenses	9,202	7,895
Total accounts payable and accrued expenses	$34,492	$24,245

14 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2024, 2023 and 2022, the Company earned $423,016, $383,825 and $536,934 of voyage revenues, respectively.

Revenue for spot market voyage charters is recognized ratably over the total transit time of the voyage, which begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port in accordance with ASC 606.  Spot market voyage charter agreements do not provide the charterers with substantive decision-making rights to direct how and for what purpose the vessel is used, therefore revenue from spot market voyage charters is not within the scope of ASC 842. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port, in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period is deferred and recorded in Prepaid expenses and other current assets as deferred contract costs in the Consolidated Balance Sheets and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage Expenses. Similarly, for any third party vessels that are chartered in, the charter hire expenses during this period are deferred and recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expenses. Refer also to Note 11 — Prepaid Expenses and Other Current Assets.

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

Total voyage revenue recognized in the Consolidated Statements of Operations includes the following:

	For the Years Ended
	December 31,
	2024	2023	2022
Lease revenue	$183,069	$150,719	$229,787
Spot market voyage revenue	239,947	233,106	307,147
Total voyage revenues	$423,016	$383,825	$536,934

15 – LEASES

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

On October 14, 2024, the Company entered into a lease agreement to extend its current lease agreement for its main office space in New York, New York which will commence on October 1, 2025 until July 31, 2036. The lease agreement is for only the space currently occupied by the Company and the portion of the current lease that is currently being sublet will still expire on September 30, 2025. There is a free base rental period until August 2027. Following the expiration of the free base rental period, the monthly base rental payments will be $70 until July 2031 and $74 thereafter. For accounting purposes, this lease agreement constitutes a lease modification and the Company revalued the lease liability and right-of-use asset on October 14, 2024.

The Company entered into a lease for office space in Singapore effective January 17, 2019 for a three-year term, which was initially extended effective January 17, 2022 for a two-year term. This lease was further extended effective January 17, 2024 for a two-year term.

Lastly, the Company entered into a lease for office space in Copenhagen effective May 1, 2019 which ended January 31, 2023. During June 2022, a lease was signed for a new office space in Copenhagen effective January 1, 2023 with a current minimum period ending August 2025.

The Company adopted ASC 842 using the transition method on January 1, 2019 and has identified the aforementioned leases as operating leases. Variable rent expense, such as utilities and escalation expenses, are excluded from the determination of the operating lease liability and the Company has deemed these insignificant. The Company used its incremental borrowing rate as the discount rate under ASC 842 since the rate implicit in the Company’s lease agreements cannot be readily determined.

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was a free base rental period for the first four and a half months commencing on July 26, 2019. Following the expiration of the free base rental period, the monthly base sublease income is $102 per month until September 29, 2025. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Consolidated Statements of Operations. There was $1,223 of sublease income recorded during each of the years ended December 31, 2024, 2023 and 2022, respectively.

There was $1,669 and $1,721 and $1,789 of operating lease costs recorded during the years ended December 31, 2024, 2023 and 2022, respectively, which was recorded in General and administrative expenses in the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of December 31, 2024 is as follows:

December 31,
2024
Operating Lease:
Operating lease right-of-use assets	$6,358

Current operating lease liabilities	$1,503
Long-term operating lease liabilities	5,539
Total operating lease liabilities	$7,042

Weighted average remaining lease term (years)	10.11
Weighted average discount rate	5.45%

Maturities of operating lease liabilities as of December 31, 2024 are as follows:

December 31,
2024
2025	$1,840
2026	—
2027	277
2028	836
2029	836
Thereafter	5,782
Total lease payments	9,571
Less imputed interest	(2,529)
Present value of lease liabilities	$7,042

Consolidated Cash Flow information related to leases are as follows:

	For the Year Ended
	December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,453	$2,378	$2,230
Right-of-use assets obtained in exchange for new operating lease liabilities	5,168	—	—

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842.  The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the years ended December 31, 2024, 2023 and 2022, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of

Significant Accounting Policies for the charter hire expenses recorded during the years ended December 31, 2024, 2023 and 2022, for these charter-in agreements.

16 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to U.S. based full-time employees who meet the plan’s eligibility requirements. This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415. Any matching contribution the Company makes vests immediately. For the years ended December 31, 2024, 2023 and 2022, the Company’s matching contributions to this plan were $669, $650 and $482, respectively.

17 - STOCK-BASED COMPENSATION

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

As of December 31, 2024, the Company has awarded restricted stock units, performance-based restricted stock units, restricted stock and stock options under the Amended 2015 Plan.

Stock Options

The Company has issued options to purchase the Company’s shares of common stock to certain individuals. For the years ended December 31, 2024, 2023 and 2022, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2024	2023	2022
General and administrative expenses	$6	$83	$278

There was no remaining unamortized stock-based compensation as of December 31, 2024.

The following table summarizes the stock option activity for the year ended December 31, 2024:

	For the Year Ended December 31,
	2024
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1	368,190	7.93	2.82
Granted	—	—	—
Exercised	(65,245)	8.03	3.09
Forfeited	—	—	—

Outstanding as of December 31	302,945	$7.91	$2.76

Exercisable as of December 31	302,945	$7.91	$2.76

The following table summarizes certain information about the options outstanding as of December 31, 2024:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2024			December 31, 2024
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	—	$—	—	302,945	$7.91	1.38

As of December 31, 2024 and 2023, a total of 302,945 and 368,190 stock options were outstanding, respectively.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of December 31, 2024 and 2023, 980,966 and 808,880 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the Amended 2015 Plan described above.

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

The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding as of January 1	563,705	$16.47	641,972	$15.74	306,887	$9.65
Granted	235,109	18.84	214,497	16.26	533,969	17.55
Vested	(244,128)	16.07	(243,442)	14.36	(198,884)	11.23
Forfeited	—	—	(49,322)	16.42	—	—

Outstanding as of December 31, 2024	554,686	$17.65	563,705	$16.47	641,972	$15.74

The total fair value of the RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $4,930, $4,260 and $4,006, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2024:

Unvested RSUs			Vested RSUs
December 31, 2024			December 31, 2024
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
554,686	$17.65	1.08	362,824	$13.05

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of December 31, 2024, unrecognized compensation cost of $3,453 related to RSUs will be recognized over a weighted-average period of 1.08 years.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2024	2023	2022
General and administrative expenses	$4,637	$5,050	$2,964

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

The table below summarizes the Company’s unvested PRSUs for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
	Number of	Number of
	PRSUs	PRSUs
Outstanding as of January 1	79,838	—
Granted	99,065	79,838
Vested	—	—
Forfeited	—	—

Outstanding as of December 31	178,903	79,838

The PRSUs, if earned, will ordinarily vest during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of December 31, 2024, unrecognized compensation cost of $2,054 related to PRSUs will be recognized over a weighted-average period of 1.55 years.

Significant inputs used in the estimation of the fair value of these awards granted as of December 31, 2024 and 2023 are as follows:

Significant Input	December 31, 2024	December 31, 2023
Closing share price of our common stock	$14.36 to $18.17	$14.36 to $16.30
Risk-free rate of return	3.81% to 4.38%	3.81% to 4.38%
Expected volatility of our common stock	48.34% to 54.53%	53.38% to 54.53%
Holding period discount	0%	0%
Simulation term (in years)	2.54 to 2.86	2.54 to 2.72
Range of target	0% to 200%	0% to 200%

For the years ended December 31, 2024, 2023 and 2022, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the years ended December 31,
	2024	2023	2022
General and administrative expenses	$1,207	$397	$—

18 - LEGAL PROCEEDINGS

On December 14, 2022, a sub-charterer of the Genco Constellation asserted a claim for monetary losses in connection with alleged delays of the loading of their cargo, short loading, or both at the port of Longkou, China. Hizone Group Co. Ltd (“Hizone”) had sub-chartered the vessel from SCM Corporation Limited, which had subchartered the vessel from BG Shipping Co. Limited, which in turn had chartered the vessel from us. A dispute arose due to the need to restow the cargo to ensure the safety of the crew and the vessel. Following the vessel’s arrival at Tema Harbour in Ghana, Hizone petitioned the Superior Court of Judicature to have the vessel arrested in connection with a claim alleging damages. The petition was granted on December 14, 2022 and although Genco offered security to release the vessel shortly thereafter, the vessel was only released at the end of February 2023. Moreover, Hizone petitioned the Superior Court of Judicature to have the vessel arrested again on February 2, 2023 on an allegedly different claim. The vessel was not generating revenue while it was subject to arrest. The Company vigorously defended the alleged claims while continuing to seek reimbursement of damages arising from the arrest of the vessel, including the recovery of lost revenue while arrested and reimbursement of legal fees. The Company obtained security from BG Shipping Co. Limited and proceeded with arbitration. During the first quarter of 2024, the Company settled all disputes and claims pertaining to this matter by entering into settlement agreements with the opposing parties. Under the settlement terms, the Company was reimbursed for damages the Company sustained because of the arrest of the Genco Constellation (including contractual revenue and affiliated expenses) as well as for the ensuing legal and security fees and costs the Company incurred in order to defend against the claims brought by the other parties.

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

19 - SUBSEQUENT EVENTS

On February 18, 2025, the Company’s Board of Directors awarded grants of 267,344 RSUs to certain individuals under the 2015 Plan.  The awards generally vest ratably on each of the three year anniversaries of February 23, 2025. Additionally, on February 18, 2025, the Company’s Board of Directors awarded grants of 145,792 PRSUs to certain individuals for a three-year performance period ending December 31, 2027. The PRSUs, if earned, will vest during the first quarter of 2028.

On February 19, 2025, the Company announced a regular quarterly dividend of $0.30 per share to be paid on or about March 18, 2025, to shareholders of record as of March 11, 2025.  The aggregate amount of the dividend is expected to be approximately $13.2 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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
February 21, 2025

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024 (the “2025 Proxy Statement”) Information relating to our Code of Conduct and Ethics and our Inside Information, Market Communications and Securities Trading Policy and Procedures is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Environmental, Social, and Governance (ESG) Highlights”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(4)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(5)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(6)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(7)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(8)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(9)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated May 13, 2021.(10)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(11)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(4)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(12)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020(13)

3.12	Third Amendment to Amended and Restated By-Laws, dated January 11, 2021(14)

3.13	Fourth Amendment to Amended and Restated By-Laws, dated March 28, 2023(15)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(4)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(4)

4.3	Description of Genco Shipping & Trading Limited’s Common Stock.(16)

10.1	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.2	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.3	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(4)

10.4	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

Exhibit	Document

10.5	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(40)

10.6	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(18)

10.7	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(18)

10.10	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.11	Letter Agreement dated August 7, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(20)

10.12	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.14	Amendment to Restricted Stock Unit Agreements Pursuant to the Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(15)

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

10.19	Genco Annual Incentive Plan adopted March 4, 2019.(23)

10.20	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(25)

10.21	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(25)

10.28	Form of Director Restricted Stock Unit Agreement dated as of July 15, 2020 (26)

10.29	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(33)

10.30	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(33)

10.31	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(33)

Exhibit	Document
10.32	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(33)

10.33	Letter Agreement by and among Genco Shipping & Trading Limited, Centerbridge Partners L.P., and the Investors named therein, dated March 22, 2021.(29)

10.34	Amendment to Award Agreements dated June 14, 2021.(30)

10.35	Restricted Stock Unit Agreement dated May 4, 2021 between Genco Shipping & Trading Limited and Arthur L. Regan.(30)

10.36	Restricted Stock Unit Agreement dated May 13, 2021 between Genco Shipping & Trading Limited and James G. Dolphin.(30)

10.37	Form of Director Restricted Stock Unit Agreement dated May 13, 2021.(30)

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

10.40	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(31)

10.41	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(31)

10.42	Restricted Stock Unit Agreement dated May 16, 2022 between Genco Shipping & Trading Limited and James G. Dolphin.(32)

10.43	Form of Director Restricted Stock Unit Agreement dated May 16, 2022.(32)

10.44	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(34)

10.45	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(34)

10.46	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and John C. Wobensmith.(37)
10.47	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Peter Allen.(37)

10.48	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Joseph Adamo.(37)

Exhibit	Document
10.49	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Jesper Christensen.(37)

10.50	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and John C. Wobensmith.(37)

10.51	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Peter Allen.(37)

10.52	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Joseph Adamo.(37)

10.53	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Jesper Christensen.(37)

10.54	Restricted Stock Unit Grant Agreement dated June 16, 2023 between Genco Shipping & Trading Limited and Peter Allen.(37)

10.55	Performance PRSU Grant Agreement dated June 16, 2023 between Genco Shipping & Trading Limited and Peter Allen.(37)

10.56	Restricted Stock Unit Agreement dated May 16, 2023 between Genco Shipping & Trading Limited and James G. Dolphin.(40)

10.57	Form of Director Restricted Stock Unit Agreement dated May 16, 2023.(40)

10.60

Second Amendment to Credit Agreement dated as of May 30, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(37).

10.61

Third Amendment to Credit Agreement dated as of October 16, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(40).

10.62

Fourth Amendment to Credit Agreement dated as of November 29, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(40).

10.63	Letter Agreement dated February 27, 2024 between Genco Shipping & Trading Limited and John C. Wobensmith.(40)

10.64	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and John C. Wobensmith.(38)

10.65	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Peter Allen.(38)

10.66	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Joseph Adamo.(38)

10.67	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Jesper Christensen.(38)

Exhibit	Document
10.68	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and John C. Wobensmith.(38)

10.69	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Peter Allen.(38)

10.70	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Joseph Adamo.(38)

10.71	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Jesper Christensen.(38)

10.72	Form of Director Restricted Stock Unit Agreement dated as of May 23, 2024.(39)

19.1	Inside Information, Market Communications and Securities Trading Policy and Procedures.(40)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

97	Genco Shipping & Trading Limited Policy for the Recovery of Erroneously Awarded Compensation.(35)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023 (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)   Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2015.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2020.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2018.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2019.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2020.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2020.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2020.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2021.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2021.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission on May 4, 2022.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 3, 2022.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2022.

(34)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2023.

(35)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2023.

(36)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 3, 2023.

(37)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2023.

(38)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 8, 2024.

(39)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2024.

(40)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2025.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 21, 2025.

SIGNATURE	TITLE

/s/ John C. Wobensmith	CHIEF EXECUTIVE OFFICER, PRESIDENT, AND DIRECTOR
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Peter Allen	CHIEF FINANCIAL OFFICER
Peter Allen	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ James G. Dolphin	CHAIRMAN OF THE BOARD AND DIRECTOR
James G. Dolphin

/s/ Paramita Das	DIRECTOR
Paramita Das

/s/ Kathleen C. Haines	DIRECTOR
Kathleen C. Haines

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Karin Y. Orsel	DIRECTOR
Karin Y. Orsel

/s/ Arthur L. Regan	DIRECTOR
Arthur L. Regan