Form 10-Q
period 2025-03-31
GENCO SHIPPING & TRADING LTD
filed 2025-05-07
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2025: Common stock, par value $0.01 per share — 42,959,464 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$30,243	$43,690
Restricted cash	315	315
Due from charterers, net of a reserve of $1,706 and $1,620, respectively	18,211	21,376
Prepaid expenses and other current assets	9,432	10,375
Inventories	23,337	22,234
Total current assets	81,538	97,990

Noncurrent assets:
Vessels, net of accumulated depreciation of $334,881 and $322,807, respectively	907,212	915,022
Deferred drydock, net of accumulated amortization of $34,107 and $33,610, respectively	36,526	30,048
Fixed assets, net of accumulated depreciation and amortization of $10,469 and $9,811, respectively	7,230	7,184
Operating lease right-of-use assets	6,024	6,358
Total noncurrent assets	956,992	958,612

Total assets	$1,038,530	$1,056,602

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$39,343	$34,492
Deferred revenue	5,345	4,665
Current operating lease liabilities	907	1,503
Total current liabilities:	45,595	40,660

Noncurrent liabilities:
Long-term operating lease liabilities	5,616	5,539
Long-term debt, net of deferred financing costs of $7,332 and $7,825, respectively	82,668	82,175
Total noncurrent liabilities	88,284	87,714

Total liabilities	133,879	128,374

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,959,464 and 42,757,895 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	429	427
Additional paid-in capital	1,479,415	1,491,032
Accumulated deficit	(576,639)	(564,716)
Total Genco Shipping & Trading Limited shareholders’ equity	903,205	926,743
Noncontrolling interest	1,446	1,485
Total equity	904,651	928,228
Total liabilities and equity	$1,038,530	$1,056,602

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues:
Voyage revenues	$71,269	$117,435

Total revenues	71,269	117,435

Operating expenses:
Voyage expenses	27,354	37,200
Vessel operating expenses	24,916	25,932
Charter hire expenses	2,285	3,510
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,496 and $1,382, respectively)	7,494	7,664
Technical management expenses	1,325	1,031
Depreciation and amortization	17,665	17,223
Net loss on sale of vessels	—	978
Other operating expense	—	1,804

Total operating expenses	81,039	95,342

Operating (loss) income	(9,770)	22,093

Other (expense) income:
Other (expense) income	(13)	66
Interest income	370	824
Interest expense	(2,549)	(4,040)

Other expense, net	(2,192)	(3,150)

Net (loss) income	(11,962)	18,943
Less: Net (loss) income attributable to noncontrolling interest	(39)	145
Net (loss) income attributable to Genco Shipping & Trading Limited	$(11,923)	$18,798

Net (loss) earnings per share-basic	$(0.28)	$0.44
Net (loss) earnings per share-diluted	$(0.28)	$0.43
Weighted average common shares outstanding-basic	43,201,941	42,918,248
Weighted average common shares outstanding-diluted	43,201,941	43,606,580

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the Three Months Ended March 31, 2025 and 2024

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Net (loss) income	$(11,962)	$18,943

Other comprehensive loss	—	(527)

Comprehensive (loss) income	(11,962)	18,416
Less: Comprehensive (loss) income attributable to noncontrolling interest	(39)	145
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(11,923)	$18,271

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2025 and 2024

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2025	$427	1,491,032	—	(564,716)	$926,743	$1,485	$928,228

Net loss				(11,923)	(11,923)	(39)	(11,962)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)			—		—

Cash dividends declared ($0.30 per share)		(13,111)			(13,111)		(13,111)

Nonvested stock amortization		1,496			1,496		1,496

Balance — March 31, 2025	$429	$1,479,415	$—	$(576,639)	$903,205	$1,446	$904,651

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2024	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

Net income				18,798	18,798	145	18,943

Other comprehensive loss			(527)		(527)		(527)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.41 per share)		(17,814)			(17,814)		(17,814)

Nonvested stock amortization		1,382			1,382		1,382

Balance — March 31, 2024	$427	$1,536,987	$—	$(622,319)	$915,095	$1,535	$916,630

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024

(U.S. Dollars in Thousands)

(Unaudited)

	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(11,962)	$18,943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,665	17,223
Amortization of deferred financing costs	493	499
Right-of-use asset amortization	334	368
Amortization of nonvested stock compensation expense	1,496	1,382
Net loss on sale of vessels	—	978
Amortization of premium on derivatives	—	45
Insurance proceeds for protection and indemnity claims	5	117
Insurance proceeds for loss of hire claims	6	—
Change in assets and liabilities:
Decrease (increase) in due from charterers	3,165	(4,073)
Decrease in prepaid expenses and other current assets	317	651
Increase in inventories	(1,103)	(3,889)
Increase in accounts payable and accrued expenses	3,736	5,831
Increase (decrease) in deferred revenue	680	(3,067)
Decrease in operating lease liabilities	(519)	(563)
Deferred drydock costs incurred	(11,411)	(2,194)
Net cash provided by operating activities	2,902	32,251

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(2,845)	(930)
Purchase of other fixed assets	(652)	(240)
Net proceeds from sale of vessels	—	18,505
Insurance proceeds for hull and machinery claims	581	159
Net cash (used in) provided by investing activities	(2,916)	17,494

Cash flows from financing activities:
Repayments on the $500 Million Revolver	—	(30,000)
Cash dividends paid	(13,433)	(17,885)
Payment of deferred financing costs	—	(38)
Net cash used in financing activities	(13,433)	(47,923)

Net (decrease) increase in cash, cash equivalents and restricted cash	(13,447)	1,822

Cash, cash equivalents and restricted cash at beginning of period	44,005	46,857
Cash, cash equivalents and restricted cash at end of period	$30,558	$48,679

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 – GENERAL INFORMATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels and operates in two reportable segments, refer to Note 3 — Segment Reporting.

As of March 31, 2025, the Company’s fleet consisted of 42 drybulk vessels, including 16 Capesize drybulk vessels, 15 Ultramax drybulk vessels and 11 Supramax drybulk vessels, with an aggregate carrying capacity of approximately 4,446,000 deadweight tons (“dwt”) and an average age of approximately 12.3 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of March 31, 2025 and December 31, 2024, and was formed to provide ship management services to the Company’s vessels. As of March 31, 2025 and December 31, 2024, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements, including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the disclosures and footnotes normally included in complete consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025 (the “2024 10-K”). The accompanying Condensed Consolidated Financial Statements include the accounts of GS&T and its direct and indirect wholly-owned subsidiaries and GSSM. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2025.

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

Cash, cash equivalents and restricted cash

The Company considers highly liquid investments, such as money market funds and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Current restricted cash includes cash that is restricted pursuant to the Company’s lease agreement. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$30,243	$43,690
Restricted cash – current	315	315

Cash, cash equivalents and restricted cash	$30,558	$44,005

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

During the three months ended March 31, 2025 and 2024, the Company recorded $8 and $18 of realized gains in other (expense) income. During the three months ended March 31, 2025 and 2024, the Company recorded $6 and $160 of unrealized gains in other (expense) income, respectively.

There were no bunker swap agreements and forward fuel purchase agreements in an asset position as of March 31, 2025 and December 31, 2024. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of March 31, 2025 and December 31, 2024 is $0 and $6, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain of $31 and $80 during the three months ended March 31, 2025 and 2024, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Net loss on sale of vessels

During the three months ended March 31, 2024, the Company recorded a net loss of $978 related primarily to the sale of the Genco Commodus. During the three months ended March 31, 2025, the Company did not complete the sale of any vessels. Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of this vessel.

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

The Company has determined that each of its vessels are individual operating segments. The Company determined its operating segments based on how its chief operating decision maker (CODM), John C. Wobensmith, Chief Executive Officer and President, manages the business, makes operating decisions and evaluates operating performance. The CODM reviews the operating results for the Company’s fleet and also considers certain aggregate financial data for the Company’s major bulk and minor bulk vessels. The Company’s major and minor bulk vessels have similar economic characteristics as they serve the same type of customers, have similar operations and maintenance requirements, and operate in the same regulatory environment. Based on the principles of Accounting Standards Codification (“ASC”) 280 — “Segment Reporting,” the Company believes it is meaningful and informative to aggregate its operating segments into two reportable segments for the major bulk and minor bulk fleet.

With the exception of the financial statement information below that comprises the segment profit, the CODM does not evaluate any other financial statement line items on a vessel category basis, but rather on a consolidated basis. Information about the Company’s reportable segments for the three months ended March 31, 2025 and 2024 is as follows:

	For the three months ended March 31, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$31,051	$40,218	$71,269

Less:
Voyage expenses	13,572	13,782	27,354
Charter hire expenses	—	2,285	2,285
Other income	—	(8)	(8)
Net voyage revenue (1)	17,479	24,159	41,638

Less:
Vessel operating expenses	10,270	14,646	24,916

Segment profit	$7,209	$9,513	$16,722

Reconciliation to net income:
General and administrative expenses			7,494
Technical management expenses			1,325
Depreciation and amortization			17,665
Other expense			21
Interest income			(370)
Interest expense			2,549

Net loss			$(11,962)

	For the three months ended March 31, 2024
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$62,022	$55,413	$117,435

Less:
Voyage expenses	20,588	16,612	37,200
Charter hire expenses	—	3,510	3,510
Other income	—	(18)	(18)
Net voyage revenue (1)	41,434	35,309	76,743

Less:
Vessel operating expenses	11,225	14,707	25,932

Segment profit	$30,209	$20,602	$50,811

Reconciliation to net loss:
General and administrative expenses			7,664
Technical management expenses			1,031
Depreciation and amortization			17,223
Net loss on sale of vessels			978
Other operating expense			1,804
Other income			(48)
Interest income			(824)
Interest expense			4,040

Net Income			$18,943

(1) Net voyage revenue is used to calculate the Time Charter Equivalent ("TCE"), which is reviewed by the CODM and is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts. This amount includes realized gains on fuel hedges that were recorded as part of Other (expense) income on the Condensed Consolidated Statements of Operations.

4 – CASH FLOW INFORMATION

For the three months ended March 31, 2025, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,721 for the Purchase of vessels and ballast water treatment systems, including deposits, and $188 for the Purchase of other fixed assets. For the three months ended March 31, 2025, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,434 for Cash dividends payable.

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

During the three months ended March 31, 2025 and 2024, cash paid for interest was $2,072 and $4,001, respectively, which was offset by $0 and $588 received as result of the interest rate cap agreements, respectively.

During the three months ended March 31, 2025 and 2024, any cash paid for income taxes was insignificant.

All stock options exercised during the three months ended March 31, 2025 and 2024 were cashless. Refer to Note 14 — Stock-Based Compensation for further information.

On February 18, 2025, the Company granted 267,344 restricted stock units and 145,792 performance-based restricted stock units to certain individuals. The aggregate fair value of these restricted stock units and performance-based restricted stock units was $3,970 and $2,479, respectively.

On February 21, 2024, the Company granted 168,411 restricted stock units and 99,065 performance-based restricted stock units to certain individuals. The aggregate fair value of these restricted stock units and performance-based restricted stock units was $3,060 and $2,143, respectively.

Refer to Note 14 — Stock-Based Compensation for further information regarding the aforementioned grants.

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$613	$613

5 – VESSEL ACQUISITIONS AND DISPOSITIONS

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

6 – NET (LOSS) EARNINGS PER SHARE

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

There were 286,254 stock options, 324,695 performance based restricted stock units and 626,521 restricted stock units excluded from the computation of diluted net loss per share during the three months ended March 31, 2025 because they were anti-dilutive (refer to Note 14 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted net (loss) earnings per share are as follows:

	For the Three Months Ended
	March 31,
	2025	2024

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,201,941	42,918,248

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,201,941	42,918,248

Dilutive effect of stock options	—	200,531

Dilutive effect of performance-based restricted stock units	—	162,735

Dilutive effect of restricted stock units	—	325,066

Weighted-average common shares outstanding, diluted	43,201,941	43,606,580

7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Company did not have any related party transactions.

8 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2025	2024
Principal amount	$90,000	$90,000
Less: Unamortized deferred financing costs	(7,332)	(7,825)
Less: Current portion	—	—

Long-term debt, net	$82,668	$82,175

$500 Million Revolver

On November 29, 2023, the Company entered into a fourth amendment to amend, extend and upsize its existing credit facility at the time. The amended structure consists of a $500 million revolving credit facility, which can be utilized to support growth of the Company’s asset base as well as general corporate purposes (the “$500 Million Revolver”). The maturity date of the $500 Million Revolver is November 29, 2028.

As of March 31, 2025, there was $323,523 availability under the $500 Million Revolver. Total debt repayments of $0 and $30,000 were made during the three months ended March 31, 2025 and 2024, respectively, under the $500 Million Revolver.

As of March 31, 2025, the Company was in compliance with all of the financial covenants under the $500 Million Revolver.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facility noted above, including the cost associated with unused commitment fees, if applicable. The effective interest rate below does not include the effect of any interest rate cap agreements. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees and any interest rate cap agreements, if applicable:

	For the Three Months Ended
	March 31,
	2025	2024
Effective Interest Rate	9.14%	8.35%
Range of Interest Rates (excluding unused commitment fees)	6.21 % to 6.24%	7.18 % to 7.21%

9 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. The Company had one $50,000 interest interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates which expired on March 28, 2024, therefore as of March 31, 2025, the Company no longer has any interest rate cap agreements. The interest rate cap agreement was initially designated and qualified as a cash flow hedge. The premium paid was recognized in income on a rational basis, and all changes in the fair value of the caps were deferred in Accumulated other comprehensive income (“AOCI”) and were subsequently reclassified into Interest expense in the period when the hedged interest affected earnings.

The Company recorded a $527 unrealized loss for the three months ended March 31, 2024 in AOCI. There is no remaining AOCI as of March 31, 2025 and December 31, 2024.

The Effect of Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended March 31,
	2025	2024
	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$—	$4,040

The effects of cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of loss reclassified from AOCI to income	$—	$(568)
Premium excluded and recognized on an amortized basis	—	18
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—

10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2025		December 31, 2024
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$30,243	$30,243	$43,690	$43,690
Restricted cash	315	315	315	315
Principal amount of floating rate debt	90,000	90,000	90,000	90,000

The carrying value of the borrowings under the $500 Million Revolver as of March 31, 2025 and December 31, 2024, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of March 31, 2025 and December 31, 2024 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 9 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three months ended March 31, 2025 and 2024.

The fair value determination for the operating lease right-of-use assets is based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three months ended March 31, 2025 and 2024, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of March 3, 2025 and December 31, 2024.

11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$16,407	$17,480
Accrued general and administrative expenses	4,306	7,810
Accrued vessel operating expenses	18,630	9,202
Total accounts payable and accrued expenses	$39,343	$34,492

12 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended March 31, 2025 and 2024, the Company earned $71,269 and $117,435 of voyage revenues, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended
	March 31,
	2025	2024
Lease revenue	$32,336	$43,182
Spot market voyage revenue	38,933	74,253
Total voyage revenues	$71,269	$117,435

13 – LEASES

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended March 31, 2025 and 2024. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842, “Leases (Topic 842)” (“ASC 842”) . The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three months ended March 31, 2025 and 2024, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

14 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2025:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2025	302,945	$7.91	$2.76
Granted	—	—	—
Exercised	(16,691)	8.07	3.76
Forfeited	—	—	—

Outstanding as of March 31, 2025	286,254	$7.91	2.70

Exercisable as of March 31, 2025	286,254	$7.91	$2.70

The following table summarizes certain information about the options outstanding as of March 31, 2025:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2025			March 31, 2025
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	—	$—	—	286,254	$7.91	1.20

As of March 31, 2025 and December 31, 2024, a total of 286,254 and 302,945 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended
	March 31,
	2025	2024
General and administrative expenses	$—	$6

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of March 31, 2025 and December 31, 2024, 1,175,377 and 980,966 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2025:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2025	554,686	$17.65
Granted	275,765	14.82
Vested	(201,964)	17.48
Forfeited	(1,966)	16.96

Outstanding as of March 31, 2025	626,521	$16.46

The total fair value of the RSUs that vested during the three months ended March 31, 2025 and 2024 was $2,855 and $3,410, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2025:

Unvested RSUs			Vested RSUs
March 31, 2025			March 31, 2025
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
626,521	$16.46	1.58	370,377	$13.06

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of March 31, 2025, unrecognized compensation cost of $6,197 related to RSUs will be recognized over a weighted-average period of 1.58 years.

For the three months ended March 31, 2025 and 2024, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2025	2024
General and administrative expenses	$1,219	$1,154

Performance-Based Restricted Stock Units

The Company has granted performance-based restricted stock units (“PRSUs”) under the 2015 Plan to certain employees of the Company, some of which are contingent upon the Company’s relative total shareholder return (“TSR”) and some of which are contingent upon the Company’s return on invested capital (“ROIC”) for a three-year performance period ending December 31, 2025, December 31, 2026 and December 31, 2027.

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

The table below summarizes the Company’s unvested PRSUs for the three months ended March 31, 2025:

Number of
PRSUs
Outstanding as of January 1, 2025	178,903
Granted	145,792
Vested	—
Forfeited	—

Outstanding as of March 31, 2025	324,695

The PRSUs, if earned, will ordinarily vest during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of March 31, 2025 unrecognized compensation cost of $4,055 related to PRSUs will be recognized over a weighted-average period of 1.96 years.

Significant inputs used in the estimation of the fair value of these awards outstanding as of March 31, 2025 and December 31, 2024 are as follows:

Significant Input	March 31, 2025	December 31, 2024
Closing share price of our common stock	$14.36 to $18.17	$14.36 to $18.17
Risk-free rate of return	3.81% to 4.38%	3.81% to 4.38%
Expected volatility of our common stock	38.99% to 54.53%	48.34% to 54.53%
Holding period discount	0%	0%
Simulation term (in years)	2.54 to 2.86	2.54 to 2.86
Range of target	0% to 200%	0% to 200%

For the three months ended March 31, 2025 and 2024, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2025	2024
General and administrative expenses	$277	$222

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

16 – SUBSEQUENT EVENTS

On May 7, 2025, the Company announced a regular quarterly dividend of $0.15 per share to be paid on or about May 30, 2025 to shareholders of record as of May 22, 2025. The aggregate amount of the dividend is expected to be approximately $6.6 million based on the number of shares currently outstanding, and the Company anticipates funding the dividend from cash on hand at the time the payment is to be made.

On May 5, 2025, the Board of Directors approved a $50,000 share repurchase program. Pursuant to the authorized program, the Company may repurchase up to $50,000 of its shares. This program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company’s potential share repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions or in block trades, depending on market conditions and in accordance with applicable rules and regulations. The Board of Directors will periodically review the share repurchase program and may authorize adjustment of its terms and size.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy, including without limitation the ongoing war in Ukraine, the Israel-Hamas war, and attacks on vessels in the Red Sea; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2024 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) outbreaks of disease such as the COVID-19 pandemic; (xxiii) trade conflicts and the imposition of port fees, tariffs and other import restrictions; and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based drybulk ship owning company incorporated in the Marshall Islands that transports iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. Our fleet currently consists of 42 drybulk vessels, including 16 Capesize, 15 Ultramax and 11 Supramax vessels, with an aggregate carrying capacity of approximately 4,446,000 deadweight tons (“dwt”) and an average age of approximately 12.4 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 31 - 32 for a table of our current fleet.

Our approach towards fleet composition is to own a high-quality fleet of vessels focused on Capesize, Ultramax and Supramax vessels. Capesize vessels represent our major bulk vessel category, while Ultramax and Supramax vessels represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore, coal and bauxite, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows. We employ an active commercial strategy which consists of a global team located in the U.S., Denmark and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment, index-linked time charters as well as opportunistically booking longer term fixed-rate coverage. Our fleet deployment strategy currently is weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet. However, depending on market conditions, we may seek to enter into additional longer-term time charters or contracts of affreightment.  In addition to both short- and long-term time charters, we fix our vessels on spot market voyage charters as well as spot market-related time charters depending on market conditions and management’s outlook.

Our approach to capital allocation, through our comprehensive value strategy, focuses on three key factors:

●	Compelling quarterly dividends,
●	Financial deleveraging, and
●	Accretive growth of our fleet

Since 2021, we have executed this strategy by reducing our debt by $359.2 million cumulatively through March 31, 2025 while expanding our core Capesize and Ultramax fleet. This has resulted in a debt balance of $90.0 million as of March 31, 2025, an 80% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments.

In addition to the $30.6 million of cash on our balance sheet as of March 31, 2025, we currently have undrawn revolver availability of $323.5 million, bringing our current total liquidity to $354.1 million.

Furthermore, including the $0.15 dividend for the first quarter of 2025, we have declared 23 consecutive dividends, which total $6.765 per share.

IMO 2023 Compliance Requirements

The International Maritime Organization (“IMO”) implemented two key measures to enhance energy efficiency in international shipping with effect from January 2023 which are as follows:

●	Energy Efficiency Existing Ship Index (“EEXI”): Requires vessels of 400 gross tonnage and above which were already in operation at the time the regulation entered force to meet specific minimum energy efficiency standards.

●	Carbon Intensity Indicator (“CII”): Mandates ships of 5,000 gross tonnage and above to annually report their carbon intensity against a gradually more stringent target trajectory. Vessels receive ratings from A (best) to E (worst) and must implement corrective action plans if poorly rated.

Revised IMO GHG Strategy

In July 2023, the IMO adopted an updated greenhouse gas strategy, setting forth the following targets:

●	Reduce total annual GHG emissions from shipping by at least 20%, striving for 30%, by 2030 compared to 2008 levels
●	Achieve at least a 70% reduction, striving for 80%, by 2040
●	Reach net-zero GHG emissions by around 2050.

IMO Net-Zero Framework

At its 83rd session in April 2025, the IMO’s Marine Environment Protection Committee (MEPC) approved draft regulations forming the IMO Net-Zero Framework. The measures are scheduled for formal adoption in October 2025 and entry into force in March 2027. Key components include:

●	A new global fuel standard for ships, establishing a phased reduction in the carbon intensity of marine fuels calculated on a “well-to-wake” basis.

●	A global pricing mechanism for GHG emissions that aims to reduce the cost gap between conventional and zero or near-zero GHG emission fuels through a two-tier compliance system where vessels exceeding the gradually more stringent emission limits will pay fees into a Net-Zero Fund established by the IMO.

These regulations are subject to change prior to formal adoption in October 2025. If the regulations are adopted in current form, any vessel consuming conventional fossil fuels would be required to transfer surplus credits from over-compliant vessels, purchase remedial credits through contributions to the Net-Zero Fund, or both to clear its compliance deficit.

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

Our management team and key employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Our technical management joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”), and Synergy Marine Pte. Ltd. currently provide the technical management to the vessels in our fleet and members of our New York City-based management team oversee their activities.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2025 and 2024 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,440.0	1,675.4	(235.4)	(14.1)%
Panamax	—	—	—	—%
Ultramax	1,350.0	1,365.0	(15.0)	(1.1)%
Supramax	990.0	1,092.0	(102.0)	(9.3)%

Total	3,780.0	4,132.4	(352.4)	(8.5)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	25.9	(25.9)	(100.0)%
Ultramax	130.7	87.6	43.1	49.2%
Supramax	142.7	82.3	60.4	73.4%

Total	273.4	195.8	77.6	39.6%

Available days (owned & chartered-in fleet) (3)
Capesize	1,338.5	1,618.5	(280.0)	(17.3)%
Panamax	—	25.9	(25.9)	(100.0)%
Ultramax	1,442.9	1,410.2	32.7	2.3%
Supramax	995.7	1,134.3	(138.6)	(12.2)%

Total	3,777.1	4,188.9	(411.8)	(9.8)%

Available days (owned fleet) (4)
Capesize	1,338.5	1,618.5	(280.0)	(17.3)%
Panamax	—	—	—	—%
Ultramax	1,312.2	1,322.6	(10.4)	(0.8)%
Supramax	853.0	1,052.0	(199.0)	(18.9)%

Total	3,503.7	3,993.1	(489.4)	(12.3)%

Operating days (5)
Capesize	1,307.1	1,572.8	(265.7)	(16.9)%
Panamax	—	25.9	(25.9)	(100.0)%
Ultramax	1,432.4	1,393.1	39.3	2.8%
Supramax	992.4	1,122.7	(130.3)	(11.6)%

Total	3,731.9	4,114.5	(382.6)	(9.3)%

Fleet utilization (6)
Capesize	96.3%	93.9%	2.4%	2.6%
Panamax	—%	100.0%	(100.0)%	(100.0)%
Ultramax	99.1%	98.1%	1.0%	1.0%
Supramax	98.7%	97.3%	1.4%	1.4%

Fleet average	98.0%	96.2%	1.8%	1.9%

	For the Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$13,059	$25,601	$(12,542)	(49.0)%
Panamax	—	—	—	—%
Ultramax	12,039	14,572	(2,533)	(17.4)%
Supramax	9,804	15,339	(5,535)	(36.1)%

Fleet average	11,884	19,219	(7,335)	(38.2)%
Major bulk vessels	13,059	25,601	(12,542)	(49.0)%
Minor bulk vessels	11,158	14,871	(3,713)	(25.0)%

Daily vessel operating expenses (8)
Capesize	$7,132	$6,700	$432	6.4%
Panamax	—	—	—	—%
Ultramax	6,046	5,915	131	2.2%
Supramax	6,550	6,074	476	7.8%

Fleet average	6,592	6,275	317	5.1%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,		March 31,
	2025	2024	2025	2024	2025	2024
Voyage revenues (in thousands)	$71,269	$117,435	$31,051	$62,022	$40,218	$55,413
Voyage expenses (in thousands)	27,354	37,200	13,572	20,588	13,782	16,612
Charter hire expenses (in thousands)	2,285	3,510	—	—	2,285	3,510
Realized gain on fuel hedges (in thousands)	8	18	—	—	8	18
	41,638	76,743	17,479	41,434	24,159	35,309
Total available days for owned fleet	3,504	3,993	1,339	1,618	2,165	2,374
Total TCE rate	$11,884	$19,219	$13,059	$25,601	$11,158	$14,871

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

Operating Data

The following tables represent the operating data for the three months ended March 31, 2025 and 2024 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2025	2024	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$71,269	$117,435	$(46,166)	(39.3)%

Total revenues	71,269	117,435	(46,166)	(39.3)%

Operating Expenses:
Voyage expenses	27,354	37,200	(9,846)	(26.5)%
Vessel operating expenses	24,916	25,932	(1,016)	(3.9)%
Charter hire expenses	2,285	3,510	(1,225)	(34.9)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,496 and $1,382, respectively)	7,494	7,664	(170)	(2.2)%
Technical management expenses	1,325	1,031	294	28.5%
Depreciation and amortization	17,665	17,223	442	2.6%
Net loss on sale of vessels	—	978	(978)	(100.0)%
Other operating expense	—	1,804	(1,804)	(100.0)%

Total operating expenses	81,039	95,342	(14,303)	(15.0)%

Operating (loss) income	(9,770)	22,093	(31,863)	(144.2)%
Other expense, net	(2,192)	(3,150)	958	(30.4)%

Net (loss) income	(11,962)	18,943	(30,905)	(163.1)%
Less: Net (loss) income attributable to noncontrolling interest	(39)	145	(184)	(126.9)%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(11,923)	$18,798	$(30,721)	(163.4)%

Net (loss) earnings per share - basic	$(0.28)	$0.44	$(0.72)	(163.6)%
Net (loss) earnings per share - diluted	$(0.28)	$0.43	$(0.71)	(165.1)%
Weighted average common shares outstanding - basic	43,201,941	42,918,248	283,693	0.7%
Weighted average common shares outstanding - diluted	43,201,941	43,606,580	(404,639)	(0.9)%

EBITDA (1)	$7,921	$39,237	$(31,316)	(79.8)%

(1)	EBITDA represents net (loss) income attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is a non-GAAP measure and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended
	March 31,
	2025	2024
Net (loss) income attributable to Genco Shipping & Trading Limited	$(11,923)	$18,798
Net interest expense	2,179	3,216
Income tax expense	—	—
Depreciation and amortization	17,665	17,223

EBITDA (1)	$7,921	$39,237

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of May 6, 2025:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	May 2025	Voyage
Genco Tiberius	2007	May 2025	$23,750
Genco London	2007	July 2025	Voyage
Genco Titus	2007	June 2025	Voyage
Genco Constantine	2008	June 2025	Voyage
Genco Tiger	2011	June 2025	Voyage
Genco Lion	2012	March 2026	99.5% of BCI (3)
Baltic Bear	2010	March 2025	Voyage
Baltic Wolf	2010	May 2025	Voyage
Genco Resolute	2015	April 2026	120% of BCI (3)
Genco Endeavour	2015	October 2025	$30,565 (4)
Genco Defender	2016	April 2026	120% of BCI (3)
Genco Liberty	2016	May 2025	Voyage
Genco Ranger	2016	June 2025	Voyage
Genco Reliance	2016	May 2025	Voyage
Genco Intrepid	2016	July 2025	Voyage

Ultramax Vessels
Baltic Hornet	2014	May 2025	Voyage
Baltic Wasp	2015	May 2025	Voyage
Baltic Scorpion	2015	June 2025	$15,500

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Baltic Mantis	2015	June 2025	$14,750
Genco Weatherly	2014	May 2025	$17,000
Genco Columbia	2016	May 2025	$10,000
Genco Magic	2014	May 2025	Voyage
Genco Vigilant	2015	May 2025	Voyage
Genco Freedom	2015	July 2025	$12,000
Genco Enterprise	2016	June 2025	$13,750
Genco Constellation	2017	June 2025	Voyage
Genco Madeleine	2014	June 2025	$13,600
Genco Mayflower	2017	June 2025	$13,000
Genco Mary	2022	June 2025	Voyage
Genco Laddey	2022	May 2025	Voyage

Supramax Vessels
Genco Predator	2005	March 2025	$13,000
Genco Hunter	2007	June 2025	$14,000
Genco Aquitaine	2009	May 2025	Voyage
Genco Ardennes	2009	May 2025	Voyage
Genco Auvergne	2009	May 2025	$14,500
Genco Bourgogne	2010	June 2025	$12,000
Genco Brittany	2010	June 2025	$12,500
Genco Languedoc	2010	May 2025	$5,000
Genco Picardy	2005	February 2025	$17,000
Genco Pyrenees	2010	May 2025	$9,500
Genco Rhone	2011	June 2025	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index
(4)	Represents the annualized daily rate.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

VOYAGE REVENUES-

For the three months ended March 31, 2025, voyage revenues decreased by $46.1 million, or 39.3%, to $71.3 million as compared to $117.4 million for the three months ended March 31, 2024. The decrease in voyage revenues was primarily due to lower rates earned by our major and minor bulk vessels as well as the operation of a smaller fleet. At the beginning of 2025, freight rates were impacted by various seasonal factors, particularly in January and February, including weather related disruptions affecting seaborne cargo availability, the frontloaded nature of the newbuilding orderbook and the timing of the Chinese New Year. These factors impacted the supply and demand balance leading to reduced freight rates relative to 2024 levels, which saw a lesser impact from drybulk seasonality primarily due to better weather conditions in key exporting regions at the time. In March 2025, the freight rate environment improved relative to earlier year levels. Several of the above temporary factors resulting in downward freight rate volatility dissipated, improving cargo flows. At the same time, the bauxite trade out of West Africa continued to exhibit firm growth support the Capesize sector. In 2025, drybulk commodity demand growth may ease relative to 2024 levels, whereas vessel supply growth is expected to remain at a similar level to 2024. Various geopolitical factors continue to impact the macroeconomic environment as well as freight rates. These factors include tariffs and trade protectionism, the war in Ukraine, and Houthi attacks on commercial vessels. Such attacks have reduced drybulk vessel transits through the Suez Canal, increasing vessel sailing distances and effectively reducing vessel capacity.

The average TCE rate of our overall fleet decreased 38.2% to $11,884 a day during the first quarter of 2025 from $19,219 a day during the first quarter of 2024. The TCE for our major bulk vessels decreased by 49.0% from $25,601 a day during the first quarter of 2024 to $13,059 a day during the first quarter of 2025. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels decreased by 25.0% from $14,871 a day during the first quarter of 2024 to $11,158 a day during the first quarter of 2025 primarily a result of lower rates achieved by our Ultramax and Supramax vessels.

Total ownership days decreased from 4,132 during the first quarter of 2024 to 3,780 during the first quarter of 2025 due to the sale of four Capesize vessels and one Supramax vessel during 2024, partially offset by the delivery of one Capesize vessel during the fourth quarter of 2024. Fleet utilization increased from 96.2% during the first quarter of 2024 to 98.0% during the first quarter of 2025. From April 1, 2025 until December 31, 2025, we expect approximately 501 days of offhire related to scheduled drydockings and special surveys. Refer to “Capital Expenditures” section below for further details.

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

Voyage expenses decreased from $37.2 million during the three months ended March 31, 2024 to $27.4 million during the three months ended March 31, 2025. The decrease was primarily due to lower voyage expenses, including lower bunker consumption, for our major bulk vessels and our Ultrabulk vessels, part of our minor bulk fleet, as these vessels were fixed on fewer spot voyages during three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $1.0 million from $25.9 million during the three months ended March 31, 2024 to $24.9 million during the three months ended March 31, 2025. This decrease was primarily due to the operation of a smaller fleet partially offset by higher repair and maintenance costs and the timing of the purchase spares.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,592 per vessel per day for the three months ended March 31, 2025 from $6,275 per day for the three months ended March 31, 2024. The increase in daily vessel operating expense was primarily due to higher crew costs and higher repair and maintenance and insurance costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Ukraine, the Israel-Hamas war, the Houthi conflict in the Red Sea, and the imposition of tariffs among other potential macroeconomic events, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

The DVOE budget for the second quarter of 2025 is expected to be $6,375 per vessel per day on a fleet-wide basis. The potential impacts of various macroeconomic events, including but not limited to the war in Ukraine, the Israel-Hamas war, the Houthi conflict in the Red Sea, and the imposition of tariffs, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $1.2 million from $3.5 million during the three months ended March 31, 2024 to $2.3 million during the three months ended March 31, 2025. The decrease was primarily due to a decrease in hire rates, partially offset by an increase in chartered-in days.

GENERAL AND ADMINISTRATIVE EXPENSES-

We incur general and administrative expenses that relate to our onshore non-vessel-related activities. Our general and administrative expenses include our payroll expenses, including those relating to our executive officers, operating lease expense, legal, auditing and other professional expenses.  General and administrative expenses include nonvested stock amortization expense which represent the amortization of stock-based compensation that has been issued to our Directors and employees pursuant to the 2015 Plan. Refer to Note 14 — Stock-Based Compensation in our Condensed Consolidated Financial Statements.  General and administrative expenses also include legal and professional fees associated with our credit facilities, which are not capitalizable to deferred financing costs. We also incur general and administrative expenses for our overseas offices located in Singapore and Copenhagen.

General and administrative expenses decreased marginally from $7.7 million during the three months ended March 31, 2024 to $7.5 million during the three months ended March 31, 2025. This decrease was primarily due to lower legal and professional fees.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management expenses were $1.3 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively. The variance was due to the timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $0.5 million to $17.7 million during the three months ended March 31, 2025 as compared to $17.2 million during the three months ended March 31, 2024. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2024.

NET LOSS ON SALE OF VESSELS-

During the first quarter of 2024, we recorded a net loss on sale of vessels of $1.0 million related primarily to the sale of the Genco Commodus. There were no vessels sold during the first quarter of 2025.

OTHER OPERATING EXPENSE-

Other operating expense of $1.8 million recorded during the first quarter of 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting that was held on May 23, 2024.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense decreased from $4.0 million during the three months ended March 31, 2024 to $2.5 million during the three months ended March 31, 2025. Interest expense during the three months ended March 31, 2025 and 2024 consisted primarily of interest expense under our credit facility and amortization of deferred financing costs for that facility. The decrease was primarily due to lower outstanding debt during the first quarter of 2025 as compared to the first quarter of 2024, as well as lower interest rates. This decrease was partially offset by an increase in interest expense as a result of lower settlement payments received under our interest rate cap agreements due to the expiration of these agreements. There were no interest rate cap agreements during the first quarter of 2025.

INTEREST INCOME –

Interest income decreased by $0.4 million from $0.8 million during the three months ended March 31, 2024 to $0.4 million during the three months ended March 31, 2025 primarily due to lower interest income earned on our cash and cash equivalents.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended March 31, 2025 and 2024, net (loss) income attributable to noncontrolling interest was ($0.04) million and $0.1 million, respectively, which is associated with the net (loss) income attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings and undrawn revolver availability, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $30.2 million as of March 31, 2025 in addition to the $323.5 million availability under the $500 Million Revolver as of March 31, 2025, which compares to a minimum liquidity requirement under our credit facility of approximately $21.0 million as of March 31, 2025. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $37.0 million and $26.5 million during the remainder of 2025 and 2026, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the U.S.-China trade dispute, the imposition of tariffs, the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-

Hamas war, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of March 31, 2025, there are no mandatory debt repayments due until we must repay $90.0 million in 2028. Nonetheless, we intend to continue to pay down debt on a voluntary basis.

As of March 31, 2025, the $500 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the U.S.-China trade dispute, the imposition of tariffs, the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, and the trajectory of China’s economic recovery and stimulus measures. We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions. We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

As of March 31, 2025, we were in compliance with all financial covenants under the $500 Million Revolver.

Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details regarding the terms of the $500 Million Revolver, which information is incorporated herein by reference.

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

On May 7, 2025, we announced a quarterly dividend of $0.15 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our comprehensive value strategy, we have paid down additional indebtedness under our credit facilities.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the war in Ukraine, the Israel-Hamas war, the Houthi conflict in the Red Sea, the imposition of tariffs, and related economic conditions may result in our suspension, reduction, or termination of future quarterly dividends.

You are encouraged to consult your own tax advisor concerning the overall tax consequences arising in your own particular situation under U.S. federal, state, local, or foreign law from the payment of dividends on our common stock.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $2.9 million and $32.3 million, respectively. This decrease in cash provided by operating activities was primarily due to lower rates earned by our major and minor bulk vessels, as well as changes in working capital. Additionally, there was an increase in drydocking costs incurred during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Net cash (used in) provided by investing activities for the three months ended March 31, 2025 and 2024 was ($2.9) million and $17.5 million, respectively. This fluctuation was primarily a result of $18.5 million of proceeds from the sale of the Genco Commodus during the three months ended March 31, 2024.

Net cash used in financing activities during the three months ended March 31, 2025 and 2024 was $13.4 million and $47.9 million, respectively.  The decrease is primarily due to a $30.0 million decrease in debt repayments made during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. There was also a $4.5 million decrease in the payment of dividends during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At March 31, 2025, the total notional principal amount of the interest rate cap agreements is $0.

Refer to Note 9 — Derivative instruments of our Condensed Consolidated Financial Statements for further information.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2025 and December 31, 2024.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 42 drybulk vessels, including 16 Capesize, 15 Ultramax and 11 Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2026 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

April 1 - December 31, 2025	$31.2	$0.8	$5.0	501
2026 (1)	$20.5	$4.4	$1.6	268

(1)	These amounts exclude a total of $15.7 million of estimated drydocking costs and fuel efficiency upgrade costs and 238 estimated offhire days for vessels that have drydocking class deadlines during the first quarter of 2027 and may, therefore, not be drydocked until 2027.

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

During the three months ended March 31, 2025 and 2024, we incurred a total of $11.4 million and $2.2 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of four of our vessels during the three months ended March 31, 2025. Additionally, the drydocking for three of our vessels began during the first quarter of 2025 and will be completed during the second quarter of 2025. We estimate that an additional 12 of our vessels will be drydocked during the remainder of 2025 and eight of our vessels will be drydocked during 2026, excluding seven vessels that have drydocking class deadlines during the first quarter of 2027.

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

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes or updates to our critical accounting policies as disclosed in the 2024 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less. Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2024 10-K.

During the three months ended March 31, 2025 and 2024, there were no impairment losses for vessel assets recorded.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $500 Million Revolver as of March 31, 2025. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $500 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding any vessels held for sale). As of March 31, 2025, eight of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. As of December 31, 2024, eight of our Capesize vessels and four of our Ultramax vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2024 10-K, there were no impairment losses recorded for these vessels incurred during the three months ended March 31, 2025 or the three months ended December 31, 2024.

The amount by which the carrying value at March 31, 2025 of eight of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.2 million to $4.9 million per vessel, and $22.4 million on an aggregate basis for these eight vessels. Comparatively, the amount by which the carrying value at December 31, 2024 of eight of our Capesize vessels and four of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.04 million to $6.9 million per vessel, and $38.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $2.8 million at March 31, 2025 and $3.2 million as of December 31, 2024. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of March 31, 2025 and December 31, 2024. Vessels have been grouped according to their collateralized status as of March 31, 2025.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2025	2024
$500 Million Revolver
Baltic Bear	2010	2010	$30,828	$30,910
Baltic Wolf	2010	2010	31,230	31,303
Genco Lion	2012	2013	26,869	27,213
Genco Tiger	2011	2013	25,500	25,820
Baltic Scorpion	2015	2015	20,180	20,429
Baltic Mantis	2015	2015	20,413	20,663
Genco Hunter	2007	2007	7,001	7,112
Genco Aquitaine	2009	2010	7,798	7,888
Genco Ardennes	2009	2010	7,841	7,934
Genco Auvergne	2009	2010	7,858	7,947
Genco Bourgogne	2010	2010	8,419	8,522
Genco Brittany	2010	2010	8,442	8,314
Genco Languedoc	2010	2010	8,425	8,531
Genco Picardy	2005	2010	6,302	6,433
Genco Pyrenees	2010	2010	8,281	8,280
Genco Rhone	2011	2011	9,259	9,368
Genco Constantine	2008	2008	26,578	27,134
Genco Augustus	2007	2007	24,231	24,793
Genco London	2007	2007	24,839	25,328
Genco Titus	2007	2007	25,383	25,854
Genco Tiberius	2007	2007	24,416	24,598
Genco Predator	2005	2007	6,219	6,351
Genco Hornet	2014	2014	18,935	19,177
Genco Wasp	2015	2015	19,179	19,421
Genco Endeavour	2015	2018	37,840	38,324
Genco Resolute	2015	2018	38,281	37,468
Genco Columbia	2016	2018	21,211	21,464
Genco Weatherly	2014	2018	17,206	17,427
Genco Liberty	2016	2018	39,875	40,326
Genco Defender	2016	2018	39,865	40,319
Genco Magic	2014	2020	13,108	13,258
Genco Vigilant	2015	2021	13,638	13,784
Genco Freedom	2015	2021	14,238	13,881
Genco Enterprise	2016	2021	17,985	18,187
Genco Madeleine	2014	2021	19,904	20,162
Genco Constellation	2017	2021	22,543	22,806
Genco Mayflower	2017	2021	22,897	23,165
Genco Laddey	2022	2022	27,050	27,305
Genco Mary	2022	2022	27,080	27,335
Genco Ranger	2016	2023	41,056	41,515
Genco Reliance	2016	2023	41,007	41,462
Genco Intrepid	2016	2024	48,002	47,511
Consolidated Total			$907,212	$915,022

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of costs to sell, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 5 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for information regarding the sale of vessel assets.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on our earnings and cash flow in relation to our borrowings. During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Refer to Note 9 — Derivative Instruments of our Condensed Consolidated Financial Statements.

Interest rate cap agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates.

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. During the three months ended March 31, 2025 and 2024, we were subject to the following interest rates on the outstanding debt under our credit facility (refer to Note 8 — Debt in our Condensed Consolidated Financial Statements):

●	$500 Million Revolver

●	One-month SOFR plus 1.85% until August 1, 2024 when the applicable margin was increased from 1.85% to 1.90% pursuant to the sustainability link term of the facility.

A 1% increase in SOFR would result in an increase of $0.2 million in interest expense for the three months ended March 31, 2025.

From time to time, the Company may consider derivative financial instruments such as swaps and caps or other means to protect itself against interest rate fluctuations.

Derivative financial instruments

As part of our business strategy, we may enter into interest rate swaps or interest rate cap agreements to manage interest costs and the risk associated with changing interest rates. During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Refer to Note 9 — Derivative Instruments of our Condensed Consolidated Financial Statements.

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

We have entered into bunker swap and forward fuel purchase agreements with the objective of reducing the risk of the effect of changing fuel prices. Our bunker swap and forward fuel purchase agreements do not qualify for hedge accounting treatment; therefore, any unrealized or realized gains or losses are recognized as other income. Refer to the “Bunker swap and forward fuel purchase agreements” section of Note 2 — Summary of Significant Accounting Policies for further information.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2024 10-K, which could materially affect our business, financial condition or future results.

Below is an update to the risk factor entitled, “A downturn in the global economic environment may negatively impact our business”:

Tariffs announced by the current U.S. administration and reciprocal tariffs and other retaliatory measures announced by China and governments of other countries are adversely affecting global markets and economic conditions and may adversely affect the volume of drybulk trade and global shipping demand. For example, tariffs imposed by major economies on drybulk commodities may reduce trade volumes, decreasing demand for Capesize, Ultramax, and Supramax vessels and leading to lower fleet utilization and reduced revenues. Any such reduction in fleet utilization and revenues could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

Below is an update to the risk factor entitled, “We may have to pay U.S. tax on U.S. source income, which will reduce our net income and cash flows”:

Comments by senior U.S. administration officials have raised questions of the continuing availability of tax exemptions to the shipping industry under Section 883 of the U.S. Internal Code of 1986. The material alteration or repeal of such exemptions could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

Additionally, on April 17, 2025, the Office of the United States Trade Representative (USTR) published a notice of action to implement port fees on Chinese-built vessels that dock at ports in the U.S., which port fees are to be effective October 14, 2025. We believe that our vessels that dock at U.S. ports will be exempt from the port fees, as such fees do not apply to drybulk vessels of 80,000 dwt or less or to vessels that arrive empty or in ballast. However, if such port fees were to apply to our vessels, it would make shipping in and out of the U.S. more expensive and may reduce the volume of our U.S. drybulk trade. In the current political and economic environment, governments in the U.S., China, and other countries may take similar or other actions that would render the use of Chinese-built vessels more costly or otherwise negatively impact drybulk trade. Any such conditions could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

Below is an update to the risk factor entitled, “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability”:

Compliance with emerging international environmental regulations, including the International Maritime Organization’s (“IMO”) draft net-zero framework, could result in increased operational costs and may materially impact our business. The recently agreed-upon draft targeting net-zero greenhouse gas emissions across the shipping industry by 2050 is set to be formally adopted in October 2025 before entry into force in 2027. This net-zero framework would be mandatory for large ocean-going ships over 5,000 gross tonnage, and includes a new fuel standard, emissions limits and a greenhouse gas pricing mechanism among its provisions. If adopted as currently proposed, compliance with this framework may require significant investments in emissions reduction technologies, adoption of new fuel types, and the payment of charges for greenhouse gas emissions that exceed IMO targets. These costs could materially increase our operating expenses.

ITEM 5. OTHER INFORMATION

Executive Employment Agreements

On May 6, 2025, the Company entered into employment agreements with Peter Allen, Genco’s Chief Financial Officer, and Jesper Christensen, Genco’s Chief Commercial Officer, with indefinite terms. Messrs. Allen’s and Christensen’s salaries at the time of entering into their employment agreements were set at $380,000 and $410,000, respectively. Each executive’s base salary may be subject to increase, but not decrease, during the employment term. Messrs. Allen’s and Christensen’s employment agreements provide for discretionary bonuses in the Compensation Committee’s sole discretion, and Messrs. Allen and Christensen are also eligible to receive equity grants from time to time pursuant to Genco’s 2015 Equity Incentive Plan or any successor plan.

Under their respective employment agreements, both executives have agreed to protect Genco’s confidential information indefinitely after termination and not to solicit Genco’s employees for other employment for two years after termination. Each such executive has agreed not to engage in certain defined competitive activities described in his employment agreement. Each executive’s non-competition period terminates twelve months after the period of employment if he is terminated without cause or resigns for good reason. The non-competition period does not apply if Genco relocates its office more than fifty miles from its current location or from the executive’s current residence and the executive resigns within thirty days after notice of such relocation, in which case the executive does not receive severance payments. Otherwise, the non-competition period terminates eighteen months after the employment period. For purposes of their employment agreements, change of control is defined generally as the acquisition of beneficial ownership of more than 50% of the aggregate voting power of Genco by any person or group; the sale of all or substantially all of Genco’s assets within a 12-month period; any merger or similar transaction in which holders of Genco’s voting stock immediately prior to such transaction do not hold at least 50% of the voting stock of the surviving entity; or replacement of a majority of the Board of Directors (the “Board”) is a 12-month period without endorsement by a majority of the pre-replacement Board.

If either executive is terminated without cause or resigns for good reason, Genco will pay him a pro rata bonus for the year of termination (prorated for length of employment in the year of termination), plus a lump sum equal to the bonus for the year of termination plus one year’s annualized base salary, plus any bonus awarded for the year prior to termination if not previously paid. If a termination without cause or resignation for good reason occurs within two years after a change in control, the lump sum payment is doubled. In the event of termination of either executive’s employment due to his death or disability, Genco will pay him, or his estate, the amount of the bonus awarded for the prior year to the extent not previously paid. Severance bonuses are payable at target unless an amount higher than target has been determined, in which the higher amount is payable. If no target has been determined for year in which termination occurs, the prior year’s target would be used. Both executives’ severance payments under their employment agreements and their equity grant agreements are subject to an “equitable best net” provision with respect to a change in control. Each executive may elect to continue his existing medical and dental benefits under the Company’s plans in accordance with COBRA, and is entitled to reimbursement for the out of pocket cost of such continued coverage during his non-competition period unless such reimbursement would cause Genco to incur tax penalties. Further, the employment agreements amend Messrs. Allen’s and Christensen’s RSU and PRSU grant agreements such that if Messrs.

Allen or Christensen resigns for good reason, any unvested RSU and PRSU awards will receive the same treatment as if he were terminated without cause.

Copies of the employment agreements are attached as Exhibits 10.9 and 10.10 to this report and are incorporated herein by reference to such exhibits. The foregoing descriptions of such agreements do not purport to be complete and are qualified in their entirety by reference to such exhibits.

Rule 10b5-1 Trading Arrangements

On February 28, 2025, John C. Wobensmith, our Chief Executive Officer and President; Peter Allen, our Chief Financial Officer; Joseph Adamo, our Chief Accounting Officer, Treasurer, and Controller; and Jesper Christensen, our Chief Commercial Officer each adopted a Rule 10b5-1 sales plan (a “10b5-1 Plan”). The 10b5-1 Plans are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and, as to Messrs. Wobensmith, Allen, and Christensen, superseded prior 10b5-1 Plans adopted by each of them in March 2024. The 10b5-1 Plans provide for the sale of a portion of the number of shares of our common stock that may be issuable in settlement of RSUs and PRSUs previously awarded to these executive officers in order to satisfy such executive officers’ related tax obligations. The maximum number of shares of our common stock that may be sold under the 10b5-1 Plans are 263,302 for Mr. Wobensmith, 89,493 for Mr. Allen, 30,567 for Mr. Adamo, and 108,687 for Mr. Christensen. Each 10b5-1 Plan terminates on the earliest of August 23, 2028, completion of the sale of the foregoing shares of common stock according to the terms of the plan, and the relevant officer’s termination of the plan.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 6 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

10.1	Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shiping & Trading Limited and John C. Wobensmith.(*)

10.2	Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shiping & Trading Limited and Peter Allen.(*)

10.3	Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shiping & Trading Limited and Joseph Adamo.(*)

10.4	Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shiping & Trading Limited and Jesper Christensen.(*)

10.5	Performance Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shiping & Trading Limited and John C. Wobensmith.(*)

10.6	Performance Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shiping & Trading Limited and Peter Allen.(*)

10.7	Performance Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shiping & Trading Limited and Joseph Adamo.(*)

10.8	Performance Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shiping & Trading Limited and Jesper Christensen.(*)

10.9	Letter Agreement dated May 6, 2025 by and between Genco Shipping & Trading Limited and Peter Allen.(*)

10.10	Letter Agreement dated May 6, 2025 by and between Genco Shipping & Trading Limited and Jesper Christensen.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: May 7, 2025	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 7, 2025	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)