Form 10-Q
period 2025-06-30
GENCO SHIPPING & TRADING LTD
filed 2025-08-06
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2025: Common stock, par value $0.01 per share — 42,959,464 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$35,439	$43,690
Restricted cash	315	315
Due from charterers, net of a reserve of $1,195 and $1,620, respectively	14,094	21,376
Prepaid expenses and other current assets	8,650	10,375
Inventories	20,474	22,234
Total current assets	78,972	97,990

Noncurrent assets:
Vessels, net of accumulated depreciation of $346,866 and $322,807, respectively	897,156	915,022
Deferred drydock, net of accumulated amortization of $34,336 and $33,610, respectively	50,910	30,048
Fixed assets, net of accumulated depreciation and amortization of $11,143 and $9,811, respectively	7,524	7,184
Operating lease right-of-use assets	5,688	6,358
Total noncurrent assets	961,278	958,612

Total assets	$1,040,250	$1,056,602

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$44,688	$34,492
Deferred revenue	3,556	4,665
Current operating lease liabilities	303	1,503
Total current liabilities:	48,547	40,660

Noncurrent liabilities:
Long-term operating lease liabilities	5,693	5,539
Long-term debt, net of deferred financing costs of $7,032 and $7,825, respectively	92,968	82,175
Total noncurrent liabilities	98,661	87,714

Total liabilities	147,208	128,374

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 42,959,464 and 42,757,895 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	429	427
Additional paid-in capital	1,474,615	1,491,032
Accumulated deficit	(583,440)	(564,716)
Total Genco Shipping & Trading Limited shareholders’ equity	891,604	926,743
Noncontrolling interest	1,438	1,485
Total equity	893,042	928,228
Total liabilities and equity	$1,040,250	$1,056,602

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Voyage revenues	$80,939	$107,047	$152,208	$224,482

Total revenues	80,939	107,047	152,208	224,482

Operating expenses:
Voyage expenses	32,005	30,273	59,359	67,473
Vessel operating expenses	23,747	26,977	48,663	52,909
Charter hire expenses	2,035	2,455	4,320	5,965
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,780, $1,451, $3,276 and $2,833, respectively)	7,399	6,320	14,893	13,984
Technical management expenses	1,231	1,260	2,556	2,291
Depreciation and amortization	18,133	17,096	35,797	34,319
Impairment of vessel assets	651	5,634	651	5,634
Net gain on sale of vessels	—	(13,206)	—	(12,228)
Other operating expense	—	3,924	—	5,728

Total operating expenses	85,201	80,733	166,239	176,075

Operating (loss) income	(4,262)	26,314	(14,031)	48,407

Other (expense) income:
Other expense	(232)	(90)	(245)	(24)
Interest income	243	721	612	1,545
Interest expense	(2,558)	(3,452)	(5,107)	(7,492)

Other expense, net	(2,547)	(2,821)	(4,740)	(5,971)

Net (loss) income	(6,809)	23,493	(18,771)	42,436
Less: Net (loss) income attributable to noncontrolling interest	(8)	26	(47)	171
Net (loss) income attributable to Genco Shipping & Trading Limited	$(6,801)	$23,467	$(18,724)	$42,265

Net (loss) earnings per share-basic	$(0.16)	$0.54	$(0.43)	$0.98
Net (loss) earnings per share-diluted	$(0.16)	$0.54	$(0.43)	$0.97
Weighted average common shares outstanding-basic	43,350,232	43,073,440	43,276,496	42,995,844
Weighted average common shares outstanding-diluted	43,350,232	43,664,447	43,276,496	43,635,513

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the Three and Six Months Ended June 30, 2025 and 2024

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net (loss) income	$(6,809)	$23,493	$(18,771)	$42,436

Other comprehensive loss	—	—	—	(527)

Comprehensive (loss) income	(6,809)	23,493	(18,771)	41,909
Less: Comprehensive (loss) income attributable to noncontrolling interest	(8)	26	(47)	171
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(6,801)	$23,467	$(18,724)	$41,738

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2025	$427	1,491,032	—	(564,716)	$926,743	$1,485	$928,228

Net loss				(11,923)	(11,923)	(39)	(11,962)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)			—		—

Cash dividends declared ($0.30 per share)		(13,111)			(13,111)		(13,111)

Nonvested stock amortization		1,496			1,496		1,496

Balance — March 31, 2025	$429	$1,479,415	$—	$(576,639)	$903,205	$1,446	$904,651

Net loss				(6,801)	(6,801)	(8)	(6,809)

Cash dividends declared ($0.15 per share)		(6,580)			(6,580)		(6,580)

Nonvested stock amortization		1,780			1,780		1,780

Balance — June 30, 2025	$429	$1,474,615	$—	$(583,440)	$891,604	$1,438	$893,042

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2024	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

Net income				18,798	18,798	145	18,943

Other comprehensive loss			(527)		(527)		(527)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.41 per share)		(17,814)			(17,814)		(17,814)

Nonvested stock amortization		1,382			1,382		1,382

Balance — March 31, 2024	$427	$1,536,987	$—	$(622,319)	$915,095	$1,535	$916,630

Net income				23,467	23,467	26	23,493

Issuance of shares due to vesting of RSUs and exercise of options	—	—			—		—

Cash dividends declared ($0.42 per share)		(18,259)			(18,259)		(18,259)

Nonvested stock amortization		1,451			1,451		1,451

Balance — June 30, 2024	$427	$1,520,179	$—	$(598,852)	$921,754	$1,561	$923,315

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(18,771)	$42,436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,797	34,319
Amortization of deferred financing costs	992	997
Right-of-use asset amortization	670	739
Amortization of nonvested stock compensation expense	3,276	2,833
Impairment of vessel assets	651	5,634
Net gain on sale of vessels	—	(12,228)
Amortization of premium on derivatives	—	45
Insurance proceeds for protection and indemnity claims	79	266
Insurance proceeds for loss of hire claims	6	—
Change in assets and liabilities:
Decrease (increase) in due from charterers	7,282	(11,854)
Decrease in prepaid expenses and other current assets	742	1,374
Decrease in inventories	1,760	2,342
Increase in accounts payable and accrued expenses	8,921	2,899
Decrease in deferred revenue	(1,109)	(1,177)
Decrease in operating lease liabilities	(1,046)	(1,133)
Deferred drydock costs incurred	(30,947)	(6,209)
Net cash provided by operating activities	8,303	61,283

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(5,799)	(1,402)
Purchase of other fixed assets	(1,726)	(1,382)
Net proceeds from sale of vessels	—	67,743
Insurance proceeds for hull and machinery claims	864	159
Net cash (used in) provided by investing activities	(6,661)	65,118

Cash flows from financing activities:
Proceeds from the $500 Million Revolver	10,000	—
Repayments on the $500 Million Revolver	—	(95,000)
Cash dividends paid	(19,876)	(35,872)
Payment of deferred financing costs	(17)	(38)
Net cash used in financing activities	(9,893)	(130,910)

Net decrease in cash, cash equivalents and restricted cash	(8,251)	(4,509)

Cash, cash equivalents and restricted cash at beginning of period	44,005	46,857
Cash, cash equivalents and restricted cash at end of period	$35,754	$42,348

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

As of June 30, 2025, the Company’s fleet consisted of 42 drybulk vessels, including 16 Capesize drybulk vessels, 15 Ultramax drybulk vessels and 11 Supramax drybulk vessels, with an aggregate carrying capacity of approximately 4,446,000 deadweight tons (“dwt”) and an average age of approximately 12.6 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of June 30, 2025 and December 31, 2024, and was formed to provide ship management services to the Company’s vessels. As of June 30, 2025 and December 31, 2024, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2025.

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

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$35,439	$43,690
Restricted cash – current	315	315

Cash, cash equivalents and restricted cash	$35,754	$44,005

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

During the three months ended June 30, 2025 and 2024, the Company recorded $4 and $92 of realized gains in other expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $0 and ($121) of unrealized losses in other expense, respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded $12 and $110 of realized gains in other expense, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded $6 and $39 of unrealized gains in other expense, respectively.

There were no bunker swap agreements and forward fuel purchase agreements in an asset position as of June 30, 2025 and December 31, 2024. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of June 30, 2025 and December 31, 2024 is $0 and $6, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss of $422 and $198 during the three months ended June 30, 2025 and 2024, respectively, and $391 and $119 during the six months ended June 30, 2025 and 2024, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three and six months ended June 30, 2025 and the three and six month ended June 30, 2024, the Company recorded $651 and $5,634, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”). The impairment expense recorded during the three and six months ended June 30, 2025 of $651 is related to the loss on disposal of replaced equipment on certain vessels.

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

Net gain on sale of vessels

During the three and six months ended June 30, 2024, the Company recorded a net gain of $13,206 and $12,228, respectively, related primarily to gains on the sale of the Genco Claudius and Genco Maximus, partially offset by a loss on the sale of the Genco Commodus. During the three and six months ended June 30, 2025, the Company did not complete the sale of any vessels. Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

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

With the exception of the financial statement information below that comprises the segment profit, the CODM does not evaluate any other financial statement line items on a vessel category basis, but rather on a consolidated basis. Information about the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the Three Months Ended June 30, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$37,698	$43,241	$80,939

Less:
Voyage expenses	16,629	15,376	32,005
Charter hire expenses	—	2,035	2,035
Other income	—	(4)	(4)
Net voyage revenue (1)	21,069	25,834	46,903

Less:
Vessel operating expenses	9,807	13,940	23,747

Segment profit	$11,262	$11,894	$23,156

Reconciliation to net loss:
General and administrative expenses			7,399
Technical management expenses			1,231
Depreciation and amortization			18,133
Impairment of vessel assets			651
Other expense			236
Interest income			(243)
Interest expense			2,558

Net loss			$(6,809)

	For the Three Months Ended June 30, 2024
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$58,211	$48,836	$107,047

Less:
Voyage expenses	17,073	13,200	30,273
Charter hire expenses	—	2,455	2,455
Other income	—	(92)	(92)
Net voyage revenue (1)	41,138	33,273	74,411

Less:
Vessel operating expenses	11,251	15,726	26,977

Segment profit	$29,887	$17,547	$47,434

Reconciliation to net income:
General and administrative expenses			6,320
Technical management expenses			1,260
Depreciation and amortization			17,096
Impairment of vessel assets			5,634
Net gain on sale of vessels			(13,206)
Other operating expense			3,924
Other expense			182
Interest income			(721)
Interest expense			3,452

Net Income			$23,493

	For the Six Months Ended June 30, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$68,748	$83,460	$152,208

Less:
Voyage expenses	30,201	29,158	59,359
Charter hire expenses	—	4,320	4,320
Other income	—	(12)	(12)
Net voyage revenue (1)	38,547	49,994	88,541

Less:
Vessel operating expenses	20,077	28,586	48,663

Segment profit	$18,470	$21,408	$39,878

Reconciliation to net loss:
General and administrative expenses			14,893
Technical management expenses			2,556
Depreciation and amortization			35,797
Impairment of vessel assets			651
Other expense			257
Interest income			(612)
Interest expense			5,107

Net loss			$(18,771)

	For the Six Months Ended June 30, 2024
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$120,233	$104,249	$224,482

Less:
Voyage expenses	37,667	29,806	67,473
Charter hire expenses	—	5,965	5,965
Other income	—	(110)	(110)
Net voyage revenue (1)	82,566	68,588	151,154

Less:
Vessel operating expenses	22,476	30,433	52,909

Segment profit	$60,090	$38,155	$98,245

Reconciliation to net income:
General and administrative expenses			13,984
Technical management expenses			2,291
Depreciation and amortization			34,319
Impairment of vessel assets			5,634
Net gain on sale of vessels			(12,228)
Other operating expense			5,728
Other expense			134
Interest income			(1,545)
Interest expense			7,492

Net income			$42,436

(1) Net voyage revenue is used to calculate the Time Charter Equivalent ("TCE"), which is reviewed by the CODM and is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts. This amount includes realized gains on fuel hedges that were recorded as part of Other expense on the Condensed Consolidated Statements of Operations.

4 – CASH FLOW INFORMATION

For the six months ended June 30, 2025, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,631 for the Purchase of vessels and ballast water treatment systems, including deposits, and $119 for the Purchase of other fixed assets. For the six months ended June 30, 2025, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,571 for Cash dividends payable and $182 for the Payment of deferred financing costs.

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

During the six months ended June 30, 2025 and 2024, cash paid for interest was $4,130 and $7,071, respectively, which was offset by $0 and $588 received as result of the interest rate cap agreements, respectively.

During the six months ended June 30, 2025 and 2024, any cash paid for income taxes was insignificant.

All stock options exercised during the six months ended June 30, 2025 and 2024 were cashless. Refer to Note 14 — Stock-Based Compensation for further information.

On May 20, 2025, the Company granted 59,136 restricted stock units to certain members of the Board of Directors. The aggregate fair value of these restricted stock units was $825.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,226	$1,226

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

There were 286,254 stock options, 324,695 performance based restricted stock units and 645,671 restricted stock units excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2025 because they were anti-dilutive (refer to Note 14 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted net (loss) earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,350,232	43,073,440	43,276,496	42,995,844

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,350,232	43,073,440	43,276,496	42,995,844

Dilutive effect of stock options	—	191,524	—	196,028

Dilutive effect of performance-based restricted stock units	—	107,082	—	134,908

Dilutive effect of restricted stock units	—	292,401	—	308,733

Weighted-average common shares outstanding, diluted	43,350,232	43,664,447	43,276,496	43,635,513

7 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2025 and 2024, the Company did not have any related party transactions.

8 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2025	2024
Principal amount	$100,000	$90,000
Less: Unamortized deferred financing costs	(7,032)	(7,825)
Less: Current portion	—	—

Long-term debt, net	$92,968	$82,175

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

As of June 30, 2025, there was $299,759 availability under the $500 Million Revolver. Total debt repayments of $0 and $65,000 were made during the three months ended June 30, 2025 and 2024, respectively, under the $500

Million Revolver. Total debt repayments of $0 and $95,000 were made during the six months ended June 30, 2025 and 2024, respectively, under the $500 Million Revolver.

As of June 30, 2025, the Company was in compliance with all of the financial covenants under the $500 Million Revolver.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Effective Interest Rate	9.00%	9.24%	9.07%	8.70%
Range of Interest Rates (excluding unused commitment fees)	6.22% to 6.23%	7.17% to 7.19%	6.21% to 6.24%	7.17 % to 7.21%

9 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. The Company had one $50,000 interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates which expired on March 28, 2024, therefore as of June 30, 2025, the Company no longer has any interest rate cap agreements. The interest rate cap agreement was initially designated and qualified as a cash flow hedge. The premium paid was recognized in income on a rational basis, and all changes in the fair value of the caps were deferred in Accumulated other comprehensive income (“AOCI”) and were subsequently reclassified into Interest expense in the period when the hedged interest affected earnings.

The Company recorded a $527 unrealized loss for the six months ended June 30, 2024 in AOCI. There is no remaining AOCI as of June 30, 2025 and December 31, 2024.

The Effect of Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$2,558	$3,452	$5,107	$7,492

The effects of cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of loss reclassified from AOCI to income	$—	$—	$—	$(568)
Premium excluded and recognized on an amortized basis	—	—	—	18
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2025		December 31, 2024
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$35,439	$35,439	$43,690	$43,690
Restricted cash	315	315	315	315
Principal amount of floating rate debt	100,000	100,000	90,000	90,000

The carrying value of the borrowings under the $500 Million Revolver as of June 30, 2025 and December 31, 2024, which excludes the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as this credit facility represents a floating rate loan. The carrying amounts of the Company’s other financial instruments as of June 30, 2025 and December 31, 2024 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 9 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the vessel assets for one of the Company’s vessels was written down as part of the impairment recorded during the period.

The fair value determination for the operating lease right-of-use assets is based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and six months ended June 30, 2025 and 2024, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of June 30, 2025 and December 31, 2024.

11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$17,504	$17,480
Accrued general and administrative expenses	4,076	7,810
Accrued vessel operating expenses	23,108	9,202
Total accounts payable and accrued expenses	$44,688	$34,492

12 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended June 30, 2025 and 2024, the Company earned $80,939 and $107,047 of voyage revenues, respectively. For the six months ended June 30, 2025 and 2024, the Company earned $152,208 and $224,482, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease revenue	$29,664	$46,432	$62,000	$89,615
Spot market voyage revenue	51,275	60,615	90,208	134,867
Total voyage revenues	$80,939	$107,047	$152,208	$224,482

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

Effective July 3, 2025, the Company provided an updated letter of credit to the landlord in lieu of a security deposit for the lease commencing on October 1, 2025 of $557 to replace the existing $300 letter of credit. The unsecured letter of credit is with Nordea Bank ABP, New York Branch. The Company is not required to securitize the new letter of credit with restricted cash.

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and will end on September 29, 2025. There was $306 of sublease income recorded during the three months ended June 30, 2025 and 2024 and $612 of sublease income recorded during the six months ended June 30, 2025 and 2024. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842, “Leases (Topic 842)” (“ASC 842”). The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and six months ended June 30, 2025 and 2024, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

14 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2025:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2025	302,945	$7.91	$2.76
Granted	—	—	—
Exercised	(16,691)	8.07	3.76
Forfeited	—	—	—

Outstanding as of June 30, 2025	286,254	$7.91	$2.70

Exercisable as of June 30, 2025	286,254	$7.91	$2.70

The following table summarizes certain information about the options outstanding as of June 30, 2025:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2025			June 30, 2025
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$7.91	—	$—	—	286,254	$7.91	0.95

As of June 30, 2025 and December 31, 2024, a total of 286,254 and 302,945 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of June 30, 2025.

For the three and six months ended June 30, 2025 and 2024, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative expenses	$—	$—	$—	$6

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of June 30, 2025 and

December 31, 2024, 1,175,377 and 980,966 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2025:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2025	554,686	$17.65
Granted	340,038	14.64
Vested	(247,087)	18.03
Forfeited	(1,966)	16.96

Outstanding as of June 30, 2025	645,671	$15.92

The total fair value of the RSUs that vested during the six months ended June 30, 2025 and 2024 was $3,481 and $4,682, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2025:

Unvested RSUs			Vested RSUs
June 30, 2025			June 30, 2025
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
645,671	$15.92	1.38	415,501	$13.87

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of June 30, 2025, unrecognized compensation cost of $5,766 related to RSUs will be recognized over a weighted-average period of 1.38 years.

For the three and six months ended June 30, 2025 and 2024, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative expenses	$1,256	$1,125	$2,475	$2,279

Performance-Based Restricted Stock Units

The Company has granted performance-based restricted stock units (“PRSUs”) under the 2015 Plan to certain employees of the Company, some of which are contingent upon the Company’s relative total shareholder return (“TSR”) and some of which are contingent upon the Company’s return on invested capital (“ROIC”) for a three-year performance period ending December 31, 2025, 2026 and 2027.

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

The table below summarizes the Company’s unvested PRSUs for the six months ended June 30, 2025:

Number of
PRSUs
Outstanding as of January 1, 2025	178,903
Granted	145,792
Vested	—
Forfeited	—

Outstanding as of June 30, 2025	324,695

The PRSUs, if earned, will ordinarily vest during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of June 30, 2025 unrecognized compensation cost of $3,532 related to PRSUs will be recognized over a weighted-average period of 1.71 years.

Significant inputs used in the estimation of the fair value of these awards outstanding as of June 30, 2025 and December 31, 2024 are as follows:

Significant Input	June 30, 2025	December 31, 2024
Closing share price of our common stock	$14.36 to $18.17	$14.36 to $18.17
Risk-free rate of return	3.81% to 4.38%	3.81% to 4.38%
Expected volatility of our common stock	38.99% to 54.53%	48.34% to 54.53%
Holding period discount	0%	0%
Simulation term (in years)	2.54 to 2.86	2.54 to 2.86
Range of target	0% to 200%	0% to 200%

For the three and six months ended June 30, 2025 and 2024, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative expenses	$524	$326	$801	$548

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

16 – SUBSEQUENT EVENTS

On August 6, 2025, the Company announced a regular quarterly dividend of $0.15 per share to be paid on or about August 25, 2025 to shareholders of record as of August 18, 2025. The aggregate amount of the dividend is expected to be approximately $6.6 million based on the number of shares currently outstanding, and the Company anticipates funding the dividend from cash on hand at the time the payment is to be made.

On July 10, 2025, the Company entered into a fifth amendment to amend, extend and upsize its existing $500 Million Revolver. The amended structure consists of a $600 million revolving credit facility (the “$600 Million Revolver”) which can be utilized to support growth of its asset base, as well as general corporate purposes. The Company expects to record approximately $0.7 million of debt extinguishment costs during the third quarter of 2025 in relation to this refinancing. Key terms of the $600 Million Revolver are as follows:

●	Maximum loan capacity has been increased to $600 million.

●	The entire facility consists of a revolving credit facility.

●	Borrowings bear interest of 1.75% to 2.15% plus the Secured Overnight Financing Rate (SOFR), based on the Company’s ratio of total net indebtedness to EBITDA.

●	The interest rate of the Company’s borrowings may be further increased or decreased by a margin of 0.05% based on the Company’s performance regarding emissions targets.

●	The maturity date has been extended from November 2028 to July 2030.

●	The facility has a repayment profile of 20 years with no commitment reductions until March 31, 2027 based on covenant compliance.

●	Collateral maintenance covenant was reduced from 140% to 135%, other key covenants remain substantially the same as those in the Company’s previous $500 Million Revolver.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend.

●	The collateral package currently includes all 42 vessels currently in the Company’s fleet and may also include future vessels the Company may own.

●	Commitment fees are 35% of the applicable interest rate margin for unutilized commitments.

On July 10, 2025, the Company entered into an agreement to acquire a vessel to be renamed the Genco Courageous, a 2020 Imabari-built, 182,000 dwt scrubber-fitted Capesize vessel, for a purchase price of $63,550. The Company drew down $10,000 on its $500 Million Revolver on June 26, 2025 to fund the $6,355 deposit made on July 23, 2025, which will be held in an escrow account until the Company takes delivery of the vessel. The vessel is expected to be delivered between September and October 2025, and the Company anticipates drawing down on the $600 Million Revolver to finance the purchase.

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

General

We are a New York City-based drybulk ship owning company incorporated in the Marshall Islands that transports iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. Our fleet currently consists of 42 drybulk vessels, including 16 Capesize, 15 Ultramax and 11 Supramax vessels, with an aggregate carrying capacity of approximately 4,446,000 deadweight tons (“dwt”) and an average age of approximately 12.7 years. Following the acquisition of the Genco Courageous between September and October 2025, our fleet will expand to 43 vessels, of which 17 are Capesize vessels. The average age of our fleet will be reduced to 12.5 years on average. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

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

Since 2021, we have executed this strategy by reducing our debt by $349.2 million cumulatively through June 30, 2025 while expanding our core Capesize and Ultramax fleet. This has resulted in a debt balance of $100.0 million as of June 30, 2025, a 78% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments.

In addition to the $35.8 million of cash on our balance sheet as of June 30, 2025, as of June 30, 2025 we had undrawn revolver availability of $299.8 million, bringing our total liquidity to $335.6 million.

On July 10, 2025, we entered into a fifth amendment to amend, extend and upsize our existing $500 Million Revolver. The amended structure consists of a $600 million revolving credit facility (the “$600 Million Revolver”) which can be utilized to support growth of our asset base, as well as general corporate purposes. The maturity date was extended from November 2028 to July 2030. Immediately following the closing of the transaction, our undrawn revolver availability was $500 million.

Including the $0.15 dividend for the second quarter of 2025, we have declared 24 consecutive dividends, which total $6.915 per share.

IMO 2023 Compliance Requirements

The International Maritime Organization (“IMO”) implemented two key measures to enhance energy efficiency in international shipping with effect from January 2023 which are as follows:

●	Energy Efficiency Existing Ship Index (“EEXI”): Requires vessels of 400 gross tonnage and above which were already in operation at the time the regulation entered force to meet specific minimum energy efficiency standards.

●	Carbon Intensity Indicator (“CII”): Mandates ships of 5,000 gross tonnage and above to annually report their carbon intensity against a gradually more stringent target trajectory. Vessels receive ratings from A (best) to E (worst) and must implement corrective action plans if poorly rated.

Revised IMO GHG Strategy

In July 2023, the IMO adopted an updated greenhouse gas (“GHG”) strategy, setting forth the following targets:

●	Reduce total annual GHG emissions from shipping by at least 20%, striving for 30%, by 2030 compared to 2008 levels,
●	Achieve at least a 70% reduction, striving for 80%, by 2040,
●	Reach net-zero GHG emissions by around 2050.

IMO Net-Zero Framework

At its 83rd session in April 2025, the IMO’s Marine Environment Protection Committee (“MEPC”) approved draft regulations forming the IMO Net-Zero Framework. The measures are scheduled for formal adoption in October 2025 and entry into force in March 2027. Key components include:

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

United Kingdom Emissions Trading Scheme

The United Kingdom (“UK”) government has released its interim response on the expansion of the UK Emission Trading Scheme (“UK ETS”) to the maritime sector. The response notes the following:

●	The UK ETS maritime regime will start on July 1, 2026 with the first reporting period running through December 31, 2026 and subsequent reporting periods on a full calendar year basis.
●	The deadline for surrendering of allowances against verified emissions will be April 30 of the year following the reporting period.
●	The UK ETS will include all domestic voyages. All emissions within a voyage will be included, including while at anchor and while moored. In addition, all in-port emissions from ships which are travelling domestically, internationally, or both will be included.

●	The regime applies to vessels of 5,000 gross tonnage and above and covers carbon dioxide, methane, and nitrous oxide emissions.

These regulations are subject to change until the UK government and UK ETS Authority issue their final responses. Once issued, this response may provide clarity in respect of international voyage emissions which are intended to be included in the future.

Regional Carbon Taxing Schemes

Several national carbon taxing schemes have been implemented in Africa, most notably by Djibouti and Gabon, with others reportedly under evaluation. While these schemes apply a relatively small price to emissions from ships that call these countries, the trend is towards regulatory fragmentation and overlap and may be indicative of dissatisfaction amongst mostly developing nations with how IMO revenues would be distributed under the IMO Net Zero Framework.

Biofouling Regulation

Brazil will begin enforcing biofouling regulations from February 2026 designed to minimize the risk of ships introducing invasive aquatic species, requiring vessels to arrive with a “clean hull” or risk Port State Control (“PSC”) fines, detention, or denial of port entry. Brazil’s biofouling regulations are aligned with the IMO’s 2023 Biofouling Guidelines and similar to existing requirements in Australia and New Zealand. Biosecurity concerns coupled with growing safety and environmental restrictions on underwater hull and propeller cleaning point toward an emerging area of regulatory and operational complexity and underscore the importance of proactive antifouling strategies.

Vessel Acquisitions and Sales

Acquisitions

On July 10, 2025, we entered into an agreement to acquire a vessel to be renamed the Genco Courageous, a 2020 Imabari-built, 182,000 dwt scrubber-fitted Capesize vessel, for a purchase price of $63.55 million. We drew down $10 million on our $500 Million Revolver on June 26, 2025 to fund the $6.4 million deposit made on July 23, 2025. The vessel is expected to be delivered between September and October 2025, and we anticipate drawing down on the $600 Million Revolver to finance the purchase.

On October 3, 2024, we entered into an agreement to acquire the Genco Intrepid, a 2016-built, 182,000 dwt scrubber-fitted Capesize vessel, for a purchase price of $47.5 million. The vessel was delivered on October 23, 2024. We drew down $20 million on our $500 Million Revolver during the fourth quarter of 2024 and utilized cash on hand to finance the purchase.

Sales

In order to opportunistically renew our fleet, we agreed to divest three older, less fuel efficient vessels with their third special survey due in 2024. We completed the sale of three of our Capesize vessels, the Genco Commodus, the Genco Claudius and the Genco Maximus, on February 7, 2024, April 22, 2024 and April 2, 2024, respectively.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2025 and 2024 on a consolidated basis.

	For the Three Months Ended
	June 30,		Increase
	2025	2024	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,456.0	1,478.7	(22.7)	(1.5)%
Panamax	—	—	—	—%
Ultramax	1,365.0	1,365.0	—	—%
Supramax	1,001.0	1,092.0	(91.0)	(8.3)%

Total	3,822.0	3,935.7	(113.7)	(2.9)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	40.3	(40.3)	(100.0)%
Ultramax	170.4	80.8	89.6	110.9%
Supramax	18.9	14.8	4.1	27.7%

Total	189.3	135.9	53.4	39.3%

Available days (owned & chartered-in fleet) (3)
Capesize	1,238.0	1,411.5	(173.5)	(12.3)%
Panamax	—	40.3	(40.3)	(100.0)%
Ultramax	1,472.6	1,360.8	111.8	8.2%
Supramax	919.7	1,055.5	(135.8)	(12.9)%

Total	3,630.3	3,868.1	(237.8)	(6.1)%

Available days (owned fleet) (4)
Capesize	1,238.0	1,411.5	(173.5)	(12.3)%
Panamax	—	—	—	—%
Ultramax	1,302.2	1,280.0	22.2	1.7%
Supramax	900.8	1,040.7	(139.9)	(13.4)%

Total	3,441.0	3,732.2	(291.2)	(7.8)%

Operating days (5)
Capesize	1,217.8	1,395.6	(177.8)	(12.7)%
Panamax	—	40.3	(40.3)	(100.0)%
Ultramax	1,457.0	1,352.4	104.6	7.7%
Supramax	913.4	1,038.8	(125.4)	(12.1)%

Total	3,588.2	3,827.1	(238.9)	(6.2)%

Fleet utilization (6)
Capesize	97.8%	94.7%	3.1%	3.3%
Panamax	—%	100.0%	(100.0)%	(100.0)%
Ultramax	98.5%	98.9%	(0.4)%	(0.4)%
Supramax	98.6%	95.8%	2.8%	2.9%

Fleet average	98.3%	96.5%	1.8%	1.9%

	For the Three Months Ended
	June 30,		Increase
	2025	2024	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$17,019	$29,145	$(12,126)	(41.6)%
Panamax	—	—	—	—%
Ultramax	12,361	15,646	(3,285)	(21.0)%
Supramax	10,810	12,468	(1,658)	(13.3)%

Fleet average	13,631	19,938	(6,307)	(31.6)%
Major bulk vessels	17,019	29,145	(12,126)	(41.6)%
Minor bulk vessels	11,727	14,337	(2,610)	(18.2)%

Daily vessel operating expenses (8)
Capesize	$6,736	$7,609	$(873)	(11.5)%
Panamax	—	—	—	—%
Ultramax	5,659	5,992	(333)	(5.6)%
Supramax	6,214	6,911	(697)	(10.1)%

Fleet average	6,213	6,855	(642)	(9.4)%

	For the Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	2,896.0	3,154.1	(258.1)	(8.2)%
Panamax	—	—	—	—%
Ultramax	2,715.0	2,730.0	(15.0)	(0.5)%
Supramax	1,991.0	2,184.0	(193.0)	(8.8)%

Total	7,602.0	8,068.1	(466.1)	(5.8)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	301.1	168.5	132.6	78.7%
Supramax	161.6	97.1	64.5	66.4%

Total	462.7	331.8	130.9	39.5%

Available days (owned & chartered-in fleet) (3)
Capesize	2,576.5	3,030.3	(453.8)	(15.0)%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	2,915.4	2,769.2	146.2	5.3%
Supramax	1,915.2	2,192.1	(276.9)	(12.6)%

Total	7,407.1	8,057.8	(650.7)	(8.1)%

Available days (owned fleet) (4)
Capesize	2,576.5	3,030.3	(453.8)	(15.0)%
Panamax	—	—	—	—%
Ultramax	2,614.3	2,600.7	13.6	0.5%
Supramax	1,753.6	2,095.0	(341.4)	(16.3)%

Total	6,944.4	7,726.0	(781.6)	(10.1)%

	For the Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)	% Change
Operating days (5)
Capesize	2,524.9	2,968.9	(444.0)	(15.0)%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	2,888.0	2,743.2	144.8	5.3%
Supramax	1,905.5	2,159.8	(254.3)	(11.8)%

Total	7,318.4	7,938.1	(619.7)	(7.8)%

Fleet utilization (6)
Capesize	97.0%	94.3%	2.7%	2.9%
Panamax	—%	100.0%	(100.0)%	(100.0)%
Ultramax	98.7%	98.4%	0.3%	0.3%
Supramax	98.7%	96.5%	2.2%	2.3%

Fleet average	98.1%	96.3%	1.8%	1.9%

	For the Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$14,962	$27,249	$(12,287)	(45.1)%
Panamax	—	—	—	—%
Ultramax	12,199	15,111	(2,912)	(19.3)%
Supramax	10,322	13,896	(3,574)	(25.7)%

Fleet average	12,750	19,564	(6,814)	(34.8)%
Major bulk vessels	14,962	27,249	(12,287)	(45.1)%
Minor bulk vessels	11,446	14,607	(3,161)	(21.6)%

Daily vessel operating expenses (8)
Capesize	$6,933	$7,126	$(193)	(2.7)%
Panamax	—	—	—	—%
Ultramax	5,851	5,954	(103)	(1.7)%
Supramax	6,381	6,493	(112)	(1.7)%

Fleet average	6,401	6,558	(157)	(2.4)%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Voyage revenues (in thousands)	$80,939	$107,047	$37,698	$58,211	$43,241	$48,836
Voyage expenses (in thousands)	32,005	30,273	16,629	17,073	15,376	13,200
Charter hire expenses (in thousands)	2,035	2,455	—	—	2,035	2,455
Realized gain on fuel hedges (in thousands)	4	92	—	—	4	92
	46,903	74,411	21,069	41,138	25,834	33,273
Total available days for owned fleet	3,441	3,732	1,238	1,411	2,203	2,321
Total TCE rate	$13,631	$19,938	$17,019	$29,145	$11,727	$14,337

	Entire Fleet		Major Bulk		Minor Bulk
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Voyage revenues (in thousands)	$152,208	$224,482	$68,748	$120,233	$83,460	$104,249
Voyage expenses (in thousands)	59,359	67,473	30,201	37,667	29,158	29,806
Charter hire expenses (in thousands)	4,320	5,965	—	—	4,320	5,965
Realized gain on fuel hedges (in thousands)	12	110	—	—	12	110
	88,541	151,154	38,547	82,566	49,994	68,588
Total available days for owned fleet	6,944	7,726	2,576	3,030	4,368	4,696
Total TCE rate	$12,750	$19,564	$14,962	$27,249	$11,446	$14,607

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

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2025 and 2024 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2025	2024	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$80,939	$107,047	$(26,108)	(24.4)%

Total revenues	80,939	107,047	(26,108)	(24.4)%

Operating Expenses:
Voyage expenses	32,005	30,273	1,732	5.7%
Vessel operating expenses	23,747	26,977	(3,230)	(12.0)%
Charter hire expenses	2,035	2,455	(420)	(17.1)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,780 and $1,451, respectively)	7,399	6,320	1,079	17.1%
Technical management expenses	1,231	1,260	(29)	(2.3)%
Depreciation and amortization	18,133	17,096	1,037	6.1%
Impairment of vessel assets	651	5,634	(4,983)	(88.4)
Net gain on sale of vessels	—	(13,206)	13,206	(100.0)%
Other operating expense	—	3,924	(3,924)	(100.0)%

Total operating expenses	85,201	80,733	4,468	5.5%

Operating (loss) income	(4,262)	26,314	(30,576)	(116.2)%
Other expense, net	(2,547)	(2,821)	274	(9.7)%

Net (loss) income	(6,809)	23,493	(30,302)	(129.0)%
Less: Net (loss) income attributable to noncontrolling interest	(8)	26	(34)	(130.8)%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(6,801)	$23,467	$(30,268)	(129.0)%

Net (loss) earnings per share - basic	$(0.16)	$0.54	$(0.70)	(129.6)%
Net (loss) earnings per share - diluted	$(0.16)	$0.54	$(0.70)	(129.6)%
Weighted average common shares outstanding - basic	43,350,232	43,073,440	276,792	0.6%
Weighted average common shares outstanding - diluted	43,350,232	43,664,447	(314,215)	(0.7)%

EBITDA (1)	$13,647	$43,294	$(29,647)	(68.5)%

	For the Six Months Ended
	June 30,
	2025	2024	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$152,208	$224,482	$(72,274)	(32.2)%

Total revenues	152,208	224,482	(72,274)	(32.2)%

Operating Expenses:
Voyage expenses	59,359	67,473	(8,114)	(12.0)%
Vessel operating expenses	48,663	52,909	(4,246)	(8.0)%
Charter hire expenses	4,320	5,965	(1,645)	(27.6)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $3,276 and $2,833 respectively)	14,893	13,984	909	6.5%
Technical management expenses	2,556	2,291	265	11.6%
Depreciation and amortization	35,797	34,319	1,478	4.3%
Impairment of vessel assets	651	5,634	(4,983)	(88.4)%
Net gain on sale of vessels	—	(12,228)	12,228	(100.0)%
Other operating expense	—	5,728	(5,728)	(100.0)%

Total operating expenses	166,239	176,075	(9,836)	(5.6)%

Operating (loss) income	(14,031)	48,407	(62,438)	(129.0)%
Other expense	(4,740)	(5,971)	1,231	(20.6)%

Net (loss) income	(18,771)	42,436	(61,207)	(144.2)%
Less: Net (loss) income attributable to noncontrolling interest	(47)	171	(218)	(127.5)%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(18,724)	$42,265	$(60,989)	(144.3)%

Net (loss) earnings per share - basic	$(0.43)	$0.98	(1.41)	(143.9)%
Net (loss) earnings per share - diluted	$(0.43)	$0.97	(1.40)	(144.3)%
Weighted average common shares outstanding - basic	43,276,496	42,995,844	280,652	0.7%
Weighted average common shares outstanding - diluted	43,276,496	43,635,513	(359,017)	(0.8)%

EBITDA (1)	$21,568	$82,531	$(60,963)	(73.9)%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income attributable to Genco Shipping & Trading Limited	$(6,801)	$23,467	$(18,724)	$42,265
Net interest expense	2,315	2,731	4,495	5,947
Income tax expense	—	—	—	—
Depreciation and amortization	18,133	17,096	35,797	34,319

EBITDA (1)	$13,647	$43,294	$21,568	$82,531

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of August 5, 2025:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	September 2025	Voyage
Genco Tiberius	2007	October 2025	Voyage
Genco London	2007	July 2025	Voyage
Genco Titus	2007	June 2025	Voyage
Genco Constantine	2008	June 2025	Voyage
Genco Tiger	2011	October 2025	Voyage
Genco Lion	2012	March 2026	99.5% of BCI (3)
Genco Bear	2010	September 2025	Voyage
Genco Wolf	2010	August 2025	Voyage
Genco Resolute	2015	April 2026	120% of BCI (3)
Genco Endeavour	2015	October 2025	$30,565 (4)
Genco Defender	2016	April 2026	120% of BCI (3)
Genco Liberty	2016	August 2025	Voyage
Genco Ranger	2016	September 2025	Voyage
Genco Reliance	2016	September 2025	Voyage
Genco Intrepid	2016	July 2025	Voyage

Ultramax Vessels
Genco Hornet	2014	August 2025	Voyage
Genco Wasp	2015	August 2025	$10,000
Genco Scorpion	2015	September 2025	$14,000
Baltic Mantis	2015	August 2025	$10,500
Genco Weatherly	2014	October 2025	$13,500
Genco Columbia	2016	August 2025	Voyage
Genco Magic	2014	August 2025	$23,000
Genco Vigilant	2015	September 2025	$12,000
Genco Freedom	2015	August 2025	$12,000
Genco Enterprise	2016	August 2025	$16,500
Genco Constellation	2017	September 2025	$12,500
Genco Madeleine	2014	August 2025	Voyage
Genco Mayflower	2017	October 2025	Voyage
Genco Mary	2022	August 2025	$15,500
Genco Laddey	2022	August 2025	$14,500

Supramax Vessels

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Predator	2005	October 2025	$10,500
Genco Hunter	2007	October 2025	$12,250
Genco Aquitaine	2009	September 2025	$12,250
Genco Ardennes	2009	September 2025	$13,500
Genco Auvergne	2009	August 2025	$26,500
Genco Bourgogne	2010	August 2025	$12,000
Genco Brittany	2010	September 2025	$12,500
Genco Languedoc	2010	September 2025	Voyage
Genco Picardy	2005	September 2025	$10,000
Genco Pyrenees	2010	October 2025	$13,000
Genco Rhone	2011	September 2025	Voyage
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index
(4)	Represents the annualized daily rate.

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

VOYAGE REVENUES-

For the three months ended June 30, 2025, voyage revenues decreased by $26.1 million, or 24.4%, to $80.9 million as compared to $107.0 million for the three months ended June 30, 2024. The decrease in voyage revenues was primarily due to lower rates earned by our major and minor bulk vessels as well as the operation of a smaller fleet. During the second quarter of 2025, freight rates improved sequentially as compared to the first quarter of 2025 as early in the year seasonal factors began to dissipate. As the second quarter progressed, Capesize rates improved as Australian iron ore miners increased shipments ahead of June 30th fiscal year-end while Brazilian iron ore exports ramped up together with firm bauxite volumes out of West Africa. In the third quarter to date, while Capesize rates pulled back from its high, rates remain firm while minor bulk earnings have been augmented by increased grain and coal flows. In 2025, drybulk commodity demand growth may ease relative to 2024 levels, whereas vessel supply growth is expected to remain at a similar level to 2024. Various geopolitical factors continue to impact the macroeconomic environment as well as freight rates. These factors include tariffs and trade protectionism, the war in Ukraine, and Houthi attacks on commercial vessels. Such attacks have reduced drybulk vessel transits through the Suez Canal, increasing vessel sailing distances and effectively reducing vessel capacity.

The average TCE rate of our overall fleet decreased 31.6% to $13,631 a day during the second quarter of 2025 from $19,938 a day during the second quarter of 2024. The TCE for our major bulk vessels decreased by 41.6% from $29,145 a day during the second quarter of 2024 to $17,019 a day during the second quarter of 2025. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels decreased by 18.2% from $14,337 a day during the second quarter of 2024 to $11,727 a day during the second quarter of 2025 primarily a result of lower rates achieved by our Ultramax and Supramax vessels.

Total ownership days decreased from 3,936 during the second quarter of 2024 to 3,822 during the second quarter of 2025 due to the sale of four Capesize vessels and one Supramax vessel during 2024, partially offset by the delivery of one Capesize vessel during the fourth quarter of 2024. Fleet utilization increased from 96.5% during the second quarter of 2024 to 98.3% during the second quarter of 2025. From July 1, 2025 until December 31, 2025, we expect approximately 283 days of offhire related to scheduled drydockings and special surveys. Refer to “Capital Expenditures” section below for further details.

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

Voyage expenses increased from $30.3 million during the three months ended June 30, 2024 to $32.0 million during the three months ended June 30, 2025. The increase was primarily due to operating a greater number of third party chartered-in vessels and higher bunker consumption on our Ultramax vessels. These increases were partially offset by the operation of a smaller fleet.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $3.3 million from $27.0 million during the three months ended June 30, 2024 to $23.7 million during the three months ended June 30, 2025. This decrease was primarily due to the operation of a smaller fleet, in addition to lower insurance expenses as well as the timing of the purchase of stores and spares.

Average daily vessel operating expenses (“DVOE”) for our fleet decreased to $6,213 per vessel per day for the three months ended June 30, 2025 from $6,855 per vessel per day for the three months ended June 30, 2024. The decrease in daily vessel operating expense was primarily due to the timing of the purchase of stores and spares, as well as lower repair and maintenance and insurance costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

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

The DVOE budget for the third quarter of 2025 is expected to be $6,375 per vessel per day on a fleet-wide basis. The potential impacts of various macroeconomic events, including but not limited to the war in Ukraine, the Israel-Hamas war, the Houthi conflict in the Red Sea, and the imposition of tariffs, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $0.5 million from $2.5 million during the three months ended June 30, 2024 to $2.0 million during the three months ended June 30, 2025. The decrease was primarily due to a decrease in hire rates, partially offset by an increase in chartered-in days.

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

General and administrative expenses increased from $6.3 million during the three months ended June 30, 2024 to $7.4 million during the three months ended June 30, 2025. This increase was primarily due to higher legal and professional fees in addition to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management expenses were $1.2 million and $1.3 million during the three months ended June 30, 2025 and 2024, respectively.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.0 million to $18.1 million during the three months ended June 30, 2025 as compared to $17.1 million during the three months ended June 30, 2024. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2024 and the six months ended June 30, 2025.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended June 30, 2025, we recorded $0.7 million of impairment of vessel assets related to the loss on disposal of replaced equipment on certain vessels. During the three months ended June 30, 2024, we recorded $5.6 million of impairment of vessel assets related to impairment for the Genco Hadrian, a Capesize vessel. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of this vessel.

NET GAIN ON SALE OF VESSELS-

During the second quarter of 2024, we recorded a net gain on sale of vessels of $13.2 million related primarily to the sale of the Genco Claudius and Genco Maximus during the second quarter of 2024. There were no vessels sold during the second quarter of 2025.

OTHER OPERATING EXPENSE-

Other operating expense of $3.9 million recorded during the second quarter of 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting that was held on May 23, 2024.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense decreased from $3.5 million during the three months ended June 30, 2024 to $2.6 million during the three months ended June 30, 2025. Interest expense during the three months ended June 30, 2025 and 2024 consisted primarily of interest expense under our credit facility and amortization of deferred financing costs for that facility. The decrease was primarily due to lower outstanding debt during the second quarter of 2025 as compared to the second quarter of 2024, as well as lower interest rates.

INTEREST INCOME –

Interest income decreased by $0.5 million from $0.7 million during the three months ended June 30, 2024 to $0.2 million during the three months ended June 30, 2025 primarily due to lower interest income earned on our cash and cash equivalents.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended June 30, 2025 and 2024, net (loss) income attributable to noncontrolling interest was ($0.01) million and $0.03 million, respectively, which is associated with the net (loss) income attributable to the noncontrolling interest of GSSM.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

VOYAGE REVENUES-

For the six months ended June 30, 2025, voyage revenues decreased by $72.3 million, or 32.2%, to $152.2 million as compared to $224.5 million for the six months ended June 30, 2024. The decrease in voyage revenues was primarily due to lower rates earned by our major and minor bulk vessels as well as the operation of a smaller fleet. Refer to the discussion above included under the section “Three months ended June 30, 2025 compared to the three months ended June 30, 2024 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet decreased 34.8% to $12,750 a day during the six months ended June 30, 2025 from $19,564 a day during the six months ended June 30, 2024. The TCE for our major bulk vessels decreased by 45.1% from $27,249 a day during the first half of 2024 to $14,962 a day during the first half of 2025. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels decreased by 21.6% from $14,607 a day during the first half of 2024 to $11,446 a day during the first half of 2025 primarily a result of lower rates achieved by our Supramax and Ultramax vessels.

Fleet utilization increased from 96.3% during the first half of 2024 to 98.1% during the first half of 2025.

VOYAGE EXPENSES-

Voyage expenses decreased from $67.5 million during the six months ended June 30, 2024 to $59.4 million during the six months ended June 30, 2025. The decrease was primarily due to lower bunker consumption on our Capesize vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $4.2 million from $52.9 million during the six months ended June 30, 2024 to $48.7 million during the six months ended June 30, 2025. This decrease was primarily due to the operation of a smaller fleet, in addition to the timing of the purchase of stores.

DVOE for our fleet decreased to $6,401 per vessel per day for the six months ended June 30, 2025 from $6,558 per vessel per day for the six months ended June 30, 2024. The decrease in daily vessel operating expense was primarily due to the timing of the purchase of stores and spares. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $1.7 million from $6.0 million during the six months ended June 30, 2024 to $4.3 million during the six months ended June 30, 2025. The decrease was primarily due to a decrease in hire rates, partially offset by an increase in chartered-in days.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2025 and 2024, general and administrative expenses were $14.9 million and $14.0 million, respectively. This increase was primarily due to higher nonvested stock amortization expense and higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $2.6 million and $2.3 million during the six months ended June 30, 2025 and 2024, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $1.5 million from $34.3 million during the six months ended June 30, 2024 to $35.8 million during the six months ended June 30, 2025. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2024 and the six months ended June 30, 2025.

IMPAIRMENT OF VESSEL ASSETS-

During the six months ended June 30, 2025, we recorded $0.7 million of impairment of vessel assets related to the loss on disposal of replaced equipment on certain vessels. During the six months ended June 30, 2024, we recorded $5.6 million of impairment of vessel assets related to impairment for the Genco Hadrian, a Capesize vessel. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of this vessel.

NET GAIN ON SALE OF VESSELS-

During the six months ended June 30, 2024, we recorded a net gain on sale of vessels of $12.2 million related primarily to the gains on the sale of the Genco Claudius and Genco Maximus during the second quarter of 2024, partially offset by losses on the sale of the Genco Commodus during the first quarter of 2024. There were no vessels sold during the six months ended June 30, 2025.

OTHER OPERATING EXPENSE-

Other operating expense of $5.7 million recorded during the six months ended June 30, 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting held on May 23, 2024.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense decreased by $2.4 million from $7.5 million during the six months ended June 30, 2024 to $5.1 million during the six months ended June 30, 2025. The decrease was primarily due to lower outstanding debt during the first half of 2025 as compared to the first half of 2024, as well as lower interest rates. This decrease was partially offset by an increase in interest expense as a result of lower settlement payments received under our interest rate cap agreements due to the expiration of these agreements during the first quarter of 2024. There were no interest rate cap agreements during the first half of 2025.

INTEREST INCOME –

Interest income decreased by $0.9 million from $1.5 million during the six months ended June 30, 2024 to $0.6 million during the six months ended June 30, 2025 primarily due to lower interest income earned on our cash and cash equivalents.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the six months ended June 30, 2025 and 2024, net (loss) income attributable to noncontrolling interest was ($0.05) million and $0.2 million, respectively, which is associated with the net (loss) income attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings and undrawn revolver availability, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $35.4 million as of June 30, 2025 in addition to the $299.8 million availability under the $500 Million Revolver as of June 30, 2025, which compares to a minimum liquidity requirement under our credit facility of approximately $21.0 million as of June 30, 2025. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $24.8 million and $26.5 million during the remainder of 2025 and 2026, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the U.S.-China trade dispute, the imposition of tariffs, the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of June 30, 2025, there are no mandatory debt repayments due until we must repay $100.0 million in

2028. Nonetheless, we intend to continue to pay down debt on a voluntary basis. As previously noted, in July 2025, as part of the $600 Million Revolver, the maturity has been extended to 2030.

As of June 30, 2025, the $500 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

On July 10, 2025, we entered into a fifth amendment to amend, extend and upsize our existing $500 Million Revolver and implement the $600 Million Revolver. The amended structure consists of a $600 million revolving credit facility which can be utilized to support growth of our asset base, as well as general corporate purposes. Refer to Note 16 — Subsequent Events in our Condensed Consolidated Financial Statements for further details regarding the terms of the $600 Million Revolver, which information is incorporated herein by reference.

As of June 30, 2025, we were in compliance with all financial covenants under the $500 Million Revolver.

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

On August 6, 2025, we announced a quarterly dividend of $0.15 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $8.3 million and $61.3 million, respectively. This decrease in cash provided by operating activities was primarily due to lower rates earned by our major and minor bulk vessels, as well as changes in working capital. Additionally, there was an increase in drydocking costs incurred during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Net cash (used in) provided by investing activities for the six months ended June 30, 2025 and 2024 was ($6.7) million and $65.1 million, respectively. This fluctuation was primarily a result of $67.7 million of proceeds from the sale of the Genco Commodus, the Genco Claudius and the Genco Maximus during the six months ended June 30, 2024. Additionally, there was a $4.4 million increase in the purchase of vessel assets due to various upgrades during the drydocking of certain vessels in our fleet during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Net cash used in financing activities during the six months ended June 30, 2025 and 2024 was $9.9 million and $130.9 million, respectively.  The decrease is primarily due to a $95.0 million decrease in debt repayments made under our $500 Million Revolver during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, as well as a $10.0 million increase in drawdowns under the $500 Million Revolver during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Lastly, there was a $16.0 million decrease in the payment of dividends during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At June 30, 2025, the total notional principal amount of the interest rate cap agreements is $0.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2025 and December 31, 2024.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2026 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

July 1 - December 31, 2025	$21.8	$—	$3.0	283
2026 (1)	$20.5	$4.4	$1.6	268

(1)	These amounts exclude a total of $15.7 million of estimated drydocking costs and fuel efficiency upgrade costs and 238 estimated offhire days for vessels that have drydocking class deadlines during the first quarter of 2027 and may, therefore, not be drydocked until 2027.

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

During the six months ended June 30, 2025 and 2024, we incurred a total of $30.9 million and $6.2 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of nine of our vessels during the six months ended June 30, 2025. Additionally, the drydocking for four of our vessels began during the second quarter of 2025 and will be completed during the third quarter of 2025. We estimate that an additional six of our vessels will be drydocked during the remainder of 2025 and eight of our vessels will be drydocked during 2026, excluding seven vessels that have drydocking class deadlines during the first quarter of 2027.

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

During the three and six months ended June 30, 2025, we recorded an impairment loss of $0.7 million for the loss on disposal of replaced equipment on certain vessels. During the three and six months ended June 30, 2024, we recorded an impairment loss for the Genco Hadrian, one of our Capesize vessels. The sale of the Genco Hadrian was completed on October 4, 2024. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of this vessel.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $500 Million Revolver as of June 30, 2025. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $500 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding any vessels held for sale). As of June 30, 2025 and December 31, 2024, eight of our Capesize vessels and four of our Ultramax vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2024 10-K, there were no impairment losses recorded for these vessels incurred during the three and six months ended June 30, 2025 or the three months ended December 31, 2024.

The amount by which the carrying value at June 30, 2025 of eight of our Capesize vessels and four of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.1 million to $5.4 million per vessel, and $27.3 million on an aggregate basis for these twelve vessels. Comparatively, the amount by which the carrying value at December 31, 2024 of eight of our Capesize vessels and four of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.04 million to $6.9 million per vessel, and $38.7 million on an aggregate fleet basis for these twelve vessels. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $2.3 million at June 30, 2025 and $3.2 million as of December 31, 2024. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of June 30, 2025 and December 31, 2024. Vessels have been grouped according to their collateralized status as of June 30, 2025.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2025	2024
$500 Million Revolver
Baltic Bear	2010	2010	$30,670	$30,910
Baltic Wolf	2010	2010	31,273	31,303
Genco Lion	2012	2013	26,523	27,213
Genco Tiger	2011	2013	25,177	25,820
Baltic Scorpion	2015	2015	19,977	20,429
Baltic Mantis	2015	2015	20,161	20,663
Genco Hunter	2007	2007	6,889	7,112
Genco Aquitaine	2009	2010	7,712	7,888
Genco Ardennes	2009	2010	7,746	7,934
Genco Auvergne	2009	2010	7,768	7,947
Genco Bourgogne	2010	2010	8,312	8,522
Genco Brittany	2010	2010	8,340	8,314
Genco Languedoc	2010	2010	8,322	8,531
Genco Picardy	2005	2010	6,302	6,433
Genco Pyrenees	2010	2010	8,404	8,280
Genco Rhone	2011	2011	9,149	9,368
Genco Constantine	2008	2008	26,131	27,134
Genco Augustus	2007	2007	23,947	24,793
Genco London	2007	2007	24,344	25,328
Genco Titus	2007	2007	24,881	25,854
Genco Tiberius	2007	2007	23,811	24,598
Genco Predator	2005	2007	6,189	6,351
Genco Hornet	2014	2014	18,691	19,177
Genco Wasp	2015	2015	18,935	19,421
Genco Endeavour	2015	2018	37,383	38,324
Genco Resolute	2015	2018	37,745	37,468
Genco Columbia	2016	2018	20,956	21,464
Genco Weatherly	2014	2018	16,982	17,427
Genco Liberty	2016	2018	39,434	40,326
Genco Defender	2016	2018	39,422	40,319
Genco Magic	2014	2020	12,959	13,258
Genco Vigilant	2015	2021	14,008	13,784
Genco Freedom	2015	2021	14,084	13,881
Genco Enterprise	2016	2021	17,783	18,187
Genco Madeleine	2014	2021	19,643	20,162
Genco Constellation	2017	2021	22,278	22,806
Genco Mayflower	2017	2021	22,627	23,165
Genco Laddey	2022	2022	26,792	27,305
Genco Mary	2022	2022	26,822	27,335
Genco Ranger	2016	2023	40,592	41,515
Genco Reliance	2016	2023	40,546	41,462
Genco Intrepid	2016	2024	47,446	47,511
Consolidated Total			$897,156	$915,022

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. During the three and six months ended June 30, 2025 and 2024, the outstanding debt under our $500 Million Revolver was subject to interest rates of one-month SOFR plus 1.85% until August 1, 2024 when the applicable margin was increased from 1.85% to 1.90% pursuant to the sustainability link term of the facility. (Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements).

A 1% increase in SOFR would have resulted in an increase of $0.5 million in interest expense for the six months ended June 30, 2025.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 6 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

10.1	Form of Director Restricted Stock Unit Agreement dated as of May 20, 2025.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

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

GENCO SHIPPING & TRADING LIMITED

DATE: August 6, 2025	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 6, 2025	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)