Form 10-Q
period 2025-09-30
GENCO SHIPPING & TRADING LTD
filed 2025-11-05
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(646) 443-8550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	GNK	New York Stock Exchange (NYSE)
Preferred Stock Purchase Rights	N/A	New York Stock Exchange (NYSE)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2025: Common stock, par value $0.01 per share — 43,243,165 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$89,951	$43,690
Restricted cash	—	315
Due from charterers, net of a reserve of $658 and $1,620, respectively	13,941	21,376
Prepaid expenses and other current assets	7,823	10,375
Inventories	21,547	22,234
Total current assets	133,262	97,990

Noncurrent assets:
Vessels, net of accumulated depreciation of $359,361 and $322,807, respectively	887,408	915,022
Deposits on vessels	6,527	—
Deferred drydock, net of accumulated amortization of $28,734 and $33,610, respectively	67,084	30,048
Fixed assets, net of accumulated depreciation and amortization of $11,875 and $9,811, respectively	7,969	7,184
Operating lease right-of-use assets	5,351	6,358
Total noncurrent assets	974,339	958,612

Total assets	$1,107,601	$1,056,602

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$51,656	$34,492
Deferred revenue	4,701	4,665
Current operating lease liabilities	—	1,503
Total current liabilities:	56,357	40,660

Noncurrent liabilities:
Long-term operating lease liabilities	5,463	5,539
Long-term debt, net of deferred financing costs of $11,522 and $7,825, respectively	158,478	82,175
Total noncurrent liabilities	163,941	87,714

Total liabilities	220,298	128,374

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 43,243,165 and 42,757,895 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	432	427
Additional paid-in capital	1,469,951	1,491,032
Accumulated deficit	(584,493)	(564,716)
Total Genco Shipping & Trading Limited shareholders’ equity	885,890	926,743
Noncontrolling interest	1,413	1,485
Total equity	887,303	928,228
Total liabilities and equity	$1,107,601	$1,056,602

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Voyage revenues	$79,921	$99,332	$232,130	$323,814

Total revenues	79,921	99,332	232,130	323,814

Operating expenses:
Voyage expenses	24,810	28,232	84,169	95,705
Vessel operating expenses	24,391	24,847	73,055	77,756
Charter hire expenses	106	1,267	4,425	7,232
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,919, $1,508, $5,195 and $4,341, respectively)	7,584	6,831	22,477	20,815
Technical management expenses	1,265	1,005	3,821	3,296
Depreciation and amortization	19,298	16,620	55,095	50,939
Impairment of vessel assets	—	961	651	6,595
Net gain on sale of vessels	—	(4,465)	—	(16,693)
Other operating expense	—	—	—	5,728

Total operating expenses	77,454	75,298	243,693	251,373

Operating income (loss)	2,467	24,034	(11,563)	72,441

Other (expense) income:
Other expense	(104)	(239)	(350)	(263)
Interest income	388	749	1,000	2,294
Interest expense	(3,151)	(2,970)	(8,258)	(10,462)
Loss on debt extinguishment	(678)	—	(678)	—

Other expense, net	(3,545)	(2,460)	(8,286)	(8,431)

Net (loss) income	(1,078)	21,574	(19,849)	64,010
Less: Net (loss) income attributable to noncontrolling interest	(25)	115	(72)	286
Net (loss) income attributable to Genco Shipping & Trading Limited	$(1,053)	$21,459	$(19,777)	$63,724

Net (loss) earnings per share-basic	$(0.02)	$0.50	$(0.46)	$1.48
Net (loss) earnings per share-diluted	$(0.02)	$0.49	$(0.46)	$1.46
Weighted average common shares outstanding-basic	43,414,340	43,108,844	43,322,949	43,033,786
Weighted average common shares outstanding-diluted	43,414,340	43,656,385	43,322,949	43,642,521

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the Three and Nine Months Ended September 30, 2025 and 2024

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net (loss) income	$(1,078)	$21,574	$(19,849)	$64,010

Other comprehensive loss	—	—	—	(527)

Comprehensive (loss) income	(1,078)	21,574	(19,849)	63,483
Less: Comprehensive (loss) income attributable to noncontrolling interest	(25)	115	(72)	286
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(1,053)	$21,459	$(19,777)	$63,197

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2025	$427	1,491,032	—	(564,716)	$926,743	$1,485	$928,228

Net loss				(11,923)	(11,923)	(39)	(11,962)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)			—		—

Cash dividends declared ($0.30 per share)		(13,111)			(13,111)		(13,111)

Nonvested stock amortization		1,496			1,496		1,496

Balance — March 31, 2025	$429	$1,479,415	$—	$(576,639)	$903,205	$1,446	$904,651

Net loss				(6,801)	(6,801)	(8)	(6,809)

Cash dividends declared ($0.15 per share)		(6,580)			(6,580)		(6,580)

Nonvested stock amortization		1,780			1,780		1,780

Balance — June 30, 2025	$429	$1,474,615	$—	$(583,440)	$891,604	$1,438	$893,042

Net loss				(1,053)	(1,053)	(25)	(1,078)

Issuance of shares due to vesting of RSUs and exercise of options	3	(3)			—		—

Cash dividends declared ($0.15 per share)		(6,580)			(6,580)		(6,580)

Nonvested stock amortization		1,919			1,919		1,919

Balance — September 30, 2025	$432	$1,469,951	$—	$(584,493)	$885,890	$1,413	$887,303

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2024	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

Net income				18,798	18,798	145	18,943

Other comprehensive loss			(527)		(527)		(527)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($0.41 per share)		(17,814)			(17,814)		(17,814)

Nonvested stock amortization		1,382			1,382		1,382

Balance — March 31, 2024	$427	$1,536,987	$—	$(622,319)	$915,095	$1,535	$916,630

Net income				23,467	23,467	26	23,493

Issuance of shares due to vesting of RSUs	—	—			—		—

Cash dividends declared ($0.42 per share)		(18,259)			(18,259)		(18,259)

Nonvested stock amortization		1,451			1,451		1,451

Balance — June 30, 2024	$427	$1,520,179	$—	$(598,852)	$921,754	$1,561	$923,315

Net income				21,459	21,459	115	21,574

Cash dividends declared ($0.34 per share)		(14,778)			(14,778)		(14,778)

Nonvested stock amortization		1,508			1,508		1,508

Balance — September 30, 2024	$427	$1,506,909	$—	$(577,393)	$929,943	$1,676	$931,619

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(19,849)	$64,010
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	55,095	50,939
Amortization of deferred financing costs	1,595	1,501
Right-of-use asset amortization	1,007	1,112
Amortization of nonvested stock compensation expense	5,195	4,341
Impairment of vessel assets	651	6,595
Net gain on sale of vessels	—	(16,693)
Loss on debt extinguishment	678	—
Amortization of premium on derivatives	—	45
Insurance proceeds for protection and indemnity claims	80	271
Insurance proceeds for loss of hire claims	6	327
Change in assets and liabilities:
Decrease (increase) in due from charterers	7,435	(2,619)
Decrease (increase) in prepaid expenses and other current assets	1,666	(2,301)
Decrease in inventories	687	1,831
Increase in accounts payable and accrued expenses	16,470	7,829
Increase (decrease) in deferred revenue	36	(2,860)
Decrease in operating lease liabilities	(1,579)	(1,710)
Deferred drydock costs incurred	(53,180)	(15,763)
Net cash provided by operating activities	15,993	96,855

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(15,734)	(3,967)
Purchase of other fixed assets	(2,886)	(2,268)
Net proceeds from sale of vessels	—	79,105
Insurance proceeds for hull and machinery claims	864	846
Net cash (used in) provided by investing activities	(17,756)	73,716

Cash flows from financing activities:
Proceeds from the $600 Million Revolver	85,333	—
Proceeds from the $500 Million Revolver	10,000	—
Repayments on the $500 Million Revolver	(15,333)	(120,000)
Cash dividends paid	(26,321)	(50,410)
Payment of deferred financing costs	(5,970)	(38)
Net cash provided by (used in) financing activities	47,709	(170,448)

Net increase in cash, cash equivalents and restricted cash	45,946	123

Cash, cash equivalents and restricted cash at beginning of period	44,005	46,857
Cash, cash equivalents and restricted cash at end of period	$89,951	$46,980

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

Notes to Condensed Consolidated Financial Statements (unaudited)

1 – GENERAL INFORMATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels and operates in two reportable segments. Refer to Note 3 — Segment Reporting.

As of September 30, 2025, the Company’s fleet consisted of 42 drybulk vessels, including 16 Capesize drybulk vessels, 15 Ultramax drybulk vessels and 11 Supramax drybulk vessels, with an aggregate carrying capacity of approximately 4,446,000 deadweight tons (“dwt”) and an average age of approximately 12.8 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of September 30, 2025 and December 31, 2024, and was formed to provide ship management services to the Company’s vessels. As of September 30, 2025 and December 31, 2024, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2025.

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

Cash, cash equivalents and restricted cash

The Company considers highly liquid investments, such as money market funds and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Current restricted cash includes cash that was restricted pursuant to the Company’s lease agreement. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$89,951	$43,690
Restricted cash – current	—	315

Cash, cash equivalents and restricted cash	$89,951	$44,005

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

During the three months ended September 30, 2025 and 2024, the Company recorded $0 and ($15) of realized losses in other expense, respectively. During the three months ended September 30, 2025 and 2024, the Company recorded ($9) and ($123) of unrealized losses in other expense, respectively.

During the nine months ended September 30, 2025 and 2024, the Company recorded $12 and $95 of realized gains in other expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded ($3) and ($84) of unrealized losses in other expense, respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of September 30, 2025 and December 31, 2024 is $2 and $0, respectively, and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of September 30, 2025 and December 31, 2024 is $11 and $6, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss of $61 and $76 during the three months ended September 30, 2025 and 2024, respectively, and $452 and $195 during the nine months ended September 30, 2025 and 2024, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

Impairment of vessels assets includes the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”), as well as any losses incurred related to the disposal of replaced equipment on the vessels.

During the three and nine months ended September 30, 2025, the Company recorded $0 and $651, respectively, of impairment expense, which includes $0 and $651, respectively, related to the loss on disposal of replaced equipment on certain vessels.

During the three and nine months ended September 30, 2024, the Company recorded $961 and $6,595, respectively, of impairment expense, which includes $961 and $961, respectively, related to the loss on disposal of replaced equipment on certain vessels.

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

Net gain on sale of vessels

During the three and nine months ended September 30, 2024, the Company recorded a net gain of $4,465 and $16,693, respectively, related primarily to gains on the sale of the Genco Warrior during the three months ended September 30, 2024 and the sale of the Genco Claudius, the Genco Maximus and the Genco Warrior, partially offset by a loss on the sale of the Genco Commodus during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, the Company did not complete the sale of any vessels. Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Other operating expense

Other operating expense of $5,728 recorded during the nine months ended September 30, 2024 consists of costs incremental to routine expenses that were incurred related to the Company’s 2024 annual meeting held on May 23, 2024.

Loss on debt extinguishment

During the three and nine months ended September 30, 2025, the Company recorded $678 related to the loss on the extinguishment of debt in accordance with ASC 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”). This loss was recognized as a result of the refinancing of the $500 Million Revolver with the $600 Million Revolver on July 10, 2025 as described in Note 8 — Debt.

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

With the exception of the financial statement information below that comprises the segment profit, the CODM does not evaluate any other financial statement line items on a vessel category basis, but rather on a consolidated basis. Information about the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024 is as follows:

	For the Three Months Ended September 30, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$37,570	42,351	$79,921

Less:
Voyage expenses	13,272	11,538	24,810
Charter hire expenses	—	106	106
Other income	—	—	—
Net voyage revenue (1)	24,298	30,707	55,005

Less:
Vessel operating expenses	10,328	14,063	24,391

Segment profit	$13,970	$16,644	$30,614

Reconciliation to net loss:
General and administrative expenses			7,584
Technical management expenses			1,265
Depreciation and amortization			19,298
Other expense			104
Interest income			(388)
Interest expense			3,151
Loss on debt extinguishment			678

Net loss			$(1,078)

	For the Three Months Ended September 30, 2024
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$52,494	46,838	$99,332

Less:
Voyage expenses	15,672	12,560	28,232
Charter hire expenses	—	1,267	1,267
Other expense	—	15	15
Net voyage revenue (1)	36,822	32,996	69,818

Less:
Vessel operating expenses	9,984	14,863	24,847

Segment profit	$26,838	$18,133	$44,971

Reconciliation to net income:
General and administrative expenses			6,831
Technical management expenses			1,005
Depreciation and amortization			16,620
Impairment of vessel assets			961
Net gain on sale of vessels			(4,465)
Other operating expense			—
Other expense			224
Interest income			(749)
Interest expense			2,970

Net Income			$21,574

	For the Nine Months Ended September 30, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$106,319	125,811	$232,130

Less:
Voyage expenses	43,473	40,696	84,169
Charter hire expenses	—	4,425	4,425
Other income	—	(12)	(12)
Net voyage revenue (1)	62,846	80,702	143,548

Less:
Vessel operating expenses	30,406	42,649	73,055

Segment profit	$32,440	$38,053	$70,493

Reconciliation to net loss:
General and administrative expenses			22,477
Technical management expenses			3,821
Depreciation and amortization			55,095
Impairment of vessel assets			651
Other expense			362
Interest income			(1,000)
Interest expense			8,258
Loss on debt extinguishment			678

Net loss			$(19,849)

	For the Nine Months Ended September 30, 2024
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$172,727	151,087	$323,814

Less:
Voyage expenses	53,338	42,367	95,705
Charter hire expenses	—	7,232	7,232
Other income	—	(95)	(95)
Net voyage revenue (1)	119,389	101,583	220,972

Less:
Vessel operating expenses	32,461	45,295	77,756

Segment profit	$86,928	$56,288	$143,216

Reconciliation to net income:
General and administrative expenses			20,815
Technical management expenses			3,296
Depreciation and amortization			50,939
Impairment of vessel assets			6,595
Net gain on sale of vessels			(16,693)
Other operating expense			5,728
Other expense			358
Interest income			(2,294)
Interest expense			10,462

Net income			$64,010

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

4 – CASH FLOW INFORMATION

For the nine months ended September 30, 2025, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,067 for the Purchase of vessels and ballast water treatment systems, including deposits, and $149 for the Purchase of other fixed assets. For the nine months ended September 30, 2025, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,706 for Cash dividends payable. Lastly, for the nine months ended September 30, 2025, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $98 for the Purchase of vessels and ballast water treatment systems, including deposits.

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

During the nine months ended September 30, 2025 and 2024, cash paid for interest was $6,665 and $9,599, respectively, which was offset by $0 and $588 received as result of the interest rate cap agreements, respectively.

During the nine months ended September 30, 2025 and 2024, any cash paid for income taxes was insignificant.

During the nine months ended September 30, 2025, $100,000 of debt outstanding under the $500 Million Revolver was transferred to the $600 Million Revolver. As part of the debt modification, $15,333 was settled net amongst the lenders which has been included as proceeds from the $600 Million Revolver and repayments on the $500 Million Revolver. Refer Note 8 — Debt for further information.

All stock options exercised during the nine months ended September 30, 2025 and 2024 were cashless. Refer to Note 14 — Stock-Based Compensation for further information.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,840	$1,840

5 – VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On July 10, 2025, the Company entered into an agreement to acquire a 2020-built, 182,000 dwt scrubber-fitted Capesize vessel that was renamed the Genco Courageous for a purchase price of $63,550. The Genco Courageous was delivered on October 15, 2025. The Company drew down $10,000 on its $500 Million Revolver on June 26, 2025 to fund the $6,355 deposit made on July 23, 2025, which was held in an escrow account until the Company took delivery of the vessel. For the remainder of the purchase price, the Company drew down $60,000 on its $600 Million Revolver on September 16, 2025 to finance the remainder of the purchase.

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

There were 71,462 stock options, 324,695 performance based restricted stock units and 631,574 restricted stock units excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2025 because they were anti-dilutive (refer to Note 14 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted net (loss) earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,414,340	43,108,844	43,322,949	43,033,786

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,414,340	43,108,844	43,322,949	43,033,786

Dilutive effect of stock options	—	174,392	—	188,763

Dilutive effect of performance-based restricted stock units	—	99,270	—	122,942

Dilutive effect of restricted stock units	—	273,879	—	297,030

Weighted-average common shares outstanding, diluted	43,414,340	43,656,385	43,322,949	43,642,521

7 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2025 and 2024, the Company did not have any related party transactions.

8 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2025	2024
Principal amount	$170,000	$90,000
Less: Unamortized deferred financing costs	(11,522)	(7,825)
Less: Current portion	—	—

Long-term debt, net	$158,478	$82,175

	September 30, 2025		December 31, 2024
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$600 Million Revolver	$170,000	$11,522	$—	$—
$500 Million Revolver	—	—	90,000	7,825

Total debt	$170,000	$11,522	$90,000	$7,825

$600 Million Revolver

On July 10, 2025, the Company entered into a fifth amendment to amend, extend and upsize its existing $500 Million Revolver. The amended structure consists of a $600 million revolving credit facility (the “$600 Million Revolver”) which can be utilized to support growth of its asset base, as well as general corporate purposes. The $100,000 debt outstanding under the $500 Million Revolver was transferred to the $600 Million Revolver on July 10, 2025.

Effective July 10, 2025, the portion of the unamortized deferred financing costs for the prior $500 Million Revolver that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $600 Million Revolver in accordance with ASC 470-50. During the three and nine months ended September 30, 2025, the Company recorded $678 of debt extinguishment costs in relation to the amendment to the $500 Million Revolver with the $600 Million Revolver.

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

As of September 30, 2025, there was $430,000 availability under the $600 Million Revolver. There were no debt repayments made during the three and nine months ended September 30, 2025 under the $600 Million Revolver.

As of September 30, 2025, the Company was in compliance with all of the financial covenants under the $600 Million Revolver.

$500 Million Revolver

On November 29, 2023, the Company entered into a fourth amendment to amend, extend and upsize its existing credit facility at the time. The amended structure consisted of a $500 million revolving credit facility, which could be utilized to support growth of the Company’s asset base as well as general corporate purposes (the “$500 Million Revolver”). The maturity date of the $500 Million Revolver was November 29, 2028.

Total debt repayments of $15,333 and $25,000 were made during the three months ended September 30, 2025 and 2024, respectively, under the $500 Million Revolver. Total debt repayments of $15,333 and $120,000 were made during the nine months ended September 30, 2025 and 2024, respectively, under the $500 Million Revolver.

On July 10, 2025, the Company entered into a fifth amendment to the $500 Million Revolver; refer to the “$600 Million Revolver” section above.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Effective Interest Rate	8.72%	10.10%	8.93%	9.03%
Range of Interest Rates (excluding unused commitment fees)	5.96 % to 6.23%	6.75% to 7.24%	5.96 % to 6.24%	6.75 % to 7.24%

9 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. The Company had one $50,000 interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates which expired on March 28, 2024. As of September 30, 2025, the Company no longer has any interest rate cap agreements. The interest rate cap agreement was initially designated and qualified as a cash flow hedge. The premium paid was recognized in income on a rational basis, and all changes in the fair value of the caps were deferred in Accumulated other comprehensive income (“AOCI”) and were subsequently reclassified into Interest expense in the period when the hedged interest affected earnings.

The Company recorded a $527 unrealized loss for the nine months ended September 30, 2024 in AOCI. There is no remaining AOCI as of September 30, 2025 and December 31, 2024.

The Effect of Cash Flow Hedge Accounting on the Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$3,151	$2,970	$8,258	$10,462

The effects of cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of loss reclassified from AOCI to income	$—	$—	$—	$(568)
Premium excluded and recognized on an amortized basis	—	—	—	18
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 that are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2025		December 31, 2024
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$89,951	$89,951	$43,690	$43,690
Restricted cash	—	—	315	315
Principal amount of floating rate debt	170,000	170,000	90,000	90,000

The carrying value of the borrowings under the $600 Million Revolver as of September 30, 2025 and the $500 Million Revolver as of December 31, 2024, which exclude the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of September 30, 2025 and December 31, 2024 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 9 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, the vessel assets for one of the Company’s vessels was written down as part of the impairment recorded during the period. There was no vessel impairment recorded during the three months ended September 30, 2024.

The fair value determination for the operating lease right-of-use assets is based on third party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and nine months ended September 30, 2025 and 2024, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of September 30, 2025 and December 31, 2024.

11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$20,307	$17,480
Accrued general and administrative expenses	4,919	7,810
Accrued vessel operating expenses	26,430	9,202
Total accounts payable and accrued expenses	$51,656	$34,492

12 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended September 30, 2025 and 2024, the Company earned $79,921 and $99,332 of voyage revenues, respectively. For the nine months ended September 30, 2025 and 2024, the Company earned $232,130 and $323,814, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease revenue	$36,151	$48,485	$98,152	$138,100
Spot market voyage revenue	43,770	50,847	133,978	185,714
Total voyage revenues	$79,921	$99,332	$232,130	$323,814

13 – LEASES

On October 14, 2024, the Company entered into a lease agreement to extend its current lease agreement for its main office space in New York, New York which commenced on October 1, 2025 until July 31, 2036. The lease agreement is for only the space currently occupied by the Company and the portion of the lease that was being sublet expired on September 30, 2025. There is a free base rental period until August 2027. Following the expiration of the free base rental period, the monthly base rental payments will be $70 until July 2031 and $74 thereafter. For accounting purposes, this lease agreement constitutes a lease modification and the Company revalued the lease liability and right-of-use asset on October 14, 2024.

Effective July 3, 2025, the Company provided an updated letter of credit to the landlord in lieu of a security deposit for the lease commencing on October 1, 2025 of $557 to replace the existing $300 letter of credit. The unsecured letter of credit is with Nordea Bank ABP, New York Branch. The Company is not required to collateralize the new letter of credit with restricted cash.

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and ended on September 29, 2025. There was $306 of sublease income recorded during the three months ended September 30, 2025 and 2024 and $918 of sublease income recorded during the nine months ended September 30, 2025 and 2024. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842, “Leases (Topic 842)” (“ASC 842”). The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and nine months ended September 30, 2025 and 2024, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

14 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2025	302,945	$7.91	$2.76
Granted	—	—	—
Exercised	(231,483)	7.30	2.27
Forfeited	—	—	—

Outstanding as of September 30, 2025	71,462	$9.91	$4.33

Exercisable as of September 30, 2025	71,462	$9.91	$4.33

The following table summarizes certain information about the options outstanding as of September 30, 2025:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2025			September 30, 2025
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.91	—	$—	—	71,462	$9.91	1.40

As of September 30, 2025 and December 31, 2024, a total of 71,462 and 302,945 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of September 30, 2025.

For the three and nine months ended September 30, 2025 and 2024, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative expenses	$—	$—	$—	$6

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of September 30,

2025 and December 31, 2024, 1,330,383 and 980,966 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2025:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2025	554,686	$17.65
Granted	344,107	14.67
Vested	(265,253)	17.79
Forfeited	(1,966)	16.96

Outstanding as of September 30, 2025	631,574	$15.97

The total fair value of the RSUs that vested during the nine months ended September 30, 2025 and 2024 was $3,791 and $4,795, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested outstanding as of September 30, 2025:

Unvested RSUs			Vested RSUs
September 30, 2025			September 30, 2025
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
631,574	$15.97	1.14	278,654	$13.84

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of September 30, 2025, unrecognized compensation cost of $4,376 related to RSUs will be recognized over a weighted-average period of 1.14 years.

For the three and nine months ended September 30, 2025 and 2024, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative expenses	$1,390	$1,178	$3,865	$3,457

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

The table below summarizes the Company’s unvested PRSUs for the nine months ended September 30, 2025:

Number of
PRSUs
Outstanding as of January 1, 2025	178,903
Granted	145,792
Vested	—
Forfeited	—

Outstanding as of September 30, 2025	324,695

The PRSUs, if earned, will ordinarily vest during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of September 30, 2025 unrecognized compensation cost of $3,003 related to PRSUs will be recognized over a weighted-average period of 1.46 years.

Significant inputs used in the estimation of the fair value of these awards outstanding as of September 30, 2025 and December 31, 2024 are as follows:

Significant Input	September 30, 2025	December 31, 2024
Closing share price of our common stock	$14.36 to $18.17	$14.36 to $18.17
Risk-free rate of return	3.81% to 4.38%	3.81% to 4.38%
Expected volatility of our common stock	38.99% to 54.53%	48.34% to 54.53%
Holding period discount	0%	0%
Simulation term (in years)	2.54 to 2.86	2.54 to 2.86
Range of target	0% to 200%	0% to 200%

For the three and nine months ended September 30, 2025 and 2024, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative expenses	$529	$330	$1,330	$878

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

16 – SUBSEQUENT EVENTS

On October 1, 2025, the Company entered into a Rights Agreement (the “Rights Agreement”) with Computershare Inc., as rights agent. In connection therewith, the Board of Directors of the Company (the “Board”) declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock, $0.01 per share (the “Common Stock”). The dividend was payable on October 13, 2025 to shareholders of record as of the close of business on such date (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Rights Agreement) when the rights become exercisable. The Rights will expire at 5:00 P.M., New York City time on September 30, 2026, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Board.

For further information, please refer to the Company’s current report on Form 8-K filed with the SEC on October 1, 2025, which is incorporated herein by reference.

On October 15, 2025, the Company took delivery of the Genco Courageous, a 2020-built, 182,000 dwt scrubber-fitted Capesize vessel. Refer to Note 5 — Vessel Acquisitions and Dispositions.

On November 5, 2025, the Company announced a regular quarterly dividend of $0.15 per share to be paid on or about November 24, 2025 to shareholders of record as of November 17, 2025. The aggregate amount of the dividend is expected to be approximately $6.6 million based on the number of shares currently outstanding, and the Company anticipates funding the dividend from cash on hand at the time the payment is to be made.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy, including without limitation the ongoing war in Ukraine, the Israel-Hamas war, and attacks on vessels in the Red Sea; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2025 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) outbreaks of disease such as the COVID-19 pandemic; (xxiii) trade conflicts, the imposition or modification of port fees, tariffs and other import restrictions, and the effectiveness and cost of any measures the Company may adopt to avoid or mitigate the impact of the foregoing; and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based pure-play drybulk ship owning company incorporated in the Marshall Islands that transports iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes. Our fleet currently consists of 43 drybulk vessels, including 17 Capesize, 15 Ultramax and 11 Supramax vessels, with an aggregate carrying capacity of approximately 4,629,000 deadweight tons (“dwt”) and an average age of approximately 12.8 years. We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.

See pages 39-40 for a table of our current fleet.

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

We employ an active commercial strategy which consists of a global team located in the U.S., Denmark and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment, index-linked time charters as well as opportunistically booking longer term fixed-rate coverage or contracts of affreightment depending on market conditions and management’s outlook. Our fleet deployment strategy currently is weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet.

Our approach to capital allocation, through our comprehensive value strategy, focuses on three key factors:

●	Compelling quarterly dividends,
●	Low financial leverage, and
●	Accretive growth and renewal of our fleet

Since 2021, we have executed this strategy by reducing our debt by $279.2 million cumulatively through September 30, 2025 while expanding our core Capesize and Ultramax fleet. This has resulted in a debt balance of $170 million as of September 30, 2025, a 62% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments.

In addition to the $90 million of cash on our balance sheet as of September 30, 2025, as of September 30, 2025 we had undrawn revolver availability of $430 million, bringing our total liquidity to $520 million.

On July 10, 2025, we entered into a fifth amendment to amend, extend and upsize our existing $500 Million Revolver. The amended structure consists of a $600 million revolving credit facility (the “$600 Million Revolver”) which can be utilized to support growth of our asset base, as well as general corporate purposes. The maturity date was extended from November 2028 to July 2030.

Including the $0.15 dividend for the third quarter of 2025, we have declared 25 consecutive quarterly dividends, which total $7.065 per share.

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

At the second extraordinary session of the MEPC, held in October 2025 specifically to consider formal adoption of the IMO Net-Zero Framework as approved at MEPC’s 83rd session, a lack of consensus among member states led to an unexpected adjournment of the session for one year.

The second extraordinary session is expected to be reconvened in October or November of 2026 to continue consideration of adoption. Proceedings at MEPC’s 84th session in April 2026 will determine the exact dates for the reconvened session and, importantly, what scope will be permitted, if any, to consider changes to the Net-Zero Framework during the reconvened 2nd extraordinary session.

Based on the outcomes of MEPC’s 84th session relating to the agenda of the reconvened second extraordinary session, the earliest the IMO Net-Zero Framework will enter into force is March 2028. If substantive changes to the IMO Net-Zero Framework are considered, the entry into force date could be further delayed.

In the IMO Net-Zero Framework’s current form, any vessel consuming conventional fossil fuels would be required to transfer surplus credits from over-compliant vessels, purchase remedial credits through contributions to the Net-Zero Fund, or both to clear its compliance deficit.

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

Regional Carbon Taxing Schemes

In addition to the EU’s established regional schemes, several national carbon taxing schemes have been implemented recently, most notably by Djibouti and Gabon, with others reportedly under evaluation. While these recent schemes apply a relatively small price to emissions from ships that call these countries, the trend is towards regulatory fragmentation and complexity. This trend may be exacerbated by the outcome of the MEPC’s second extraordinary session in October 2025. It is also possible that prolonged lack of consensus and clarity at IMO with regard to the Net-Zero Framework will result in regional and national carbon taxing schemes being more difficult to repeal if and when the Net-Zero Framework eventually does enter force, leading towards overlapping taxation.

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

Vessel Acquisitions and Sales

Acquisitions

On July 10, 2025, we entered into an agreement to acquire a vessel that was renamed the Genco Courageous, a 2020-built, 182,000 dwt scrubber-fitted Capesize vessel, for a purchase price of $63.6 million. The vessel was delivered on October 15, 2025. We drew down $10 million on our $500 Million Revolver on June 26, 2025 to fund the $6.4 million deposit made on July 23, 2025. For the remainder of the purchase price, we drew down $60 million on our $600 Million Revolver on September 16, 2025 to finance the purchase.

On October 3, 2024, we entered into an agreement to acquire the Genco Intrepid, a 2016-built, 182,000 dwt Capesize vessel, for a purchase price of $47.5 million. The vessel was delivered on October 23, 2024. We drew down $20 million on our $500 Million Revolver during the fourth quarter of 2024 and utilized cash on hand to finance the purchase.

Sales

In order to opportunistically renew our fleet, we agreed to divest three older, less fuel efficient vessels with their third special survey due in 2024. We completed the sale of three of our Capesize vessels, the Genco Commodus, the Genco Claudius and the Genco Maximus, on February 7, 2024, April 22, 2024 and April 2, 2024, respectively.

Additionally, on July 5, 2024 we completed the sale of the Genco Warrior, a 2005-built Supramax vessel, and on October 4, 2024 we completed the sale of the Genco Hadrian, a 2008-built Capesize vessel.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2025 and 2024 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2025	2024	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,472.0	1,472.0	—	—%
Panamax	—	—	—	—%
Ultramax	1,380.0	1,380.0	—	—%
Supramax	1,012.0	1,016.3	(4.3)	(0.4)%

Total	3,864.0	3,868.3	(4.3)	(0.1)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	—	—	—%
Ultramax	10.3	71.0	(60.7)	(85.5)%
Supramax	—	—	—	—%

Total	10.3	71.0	(60.7)	(85.5)%

Available days (owned & chartered-in fleet) (3)
Capesize	1,136.5	1,366.3	(229.8)	(16.8)%
Panamax	—	—	—	—%
Ultramax	1,355.5	1,370.0	(14.5)	(1.1)%
Supramax	965.0	959.8	5.2	0.5%

Total	3,457.0	3,696.1	(239.1)	(6.5)%

Available days (owned fleet) (4)
Capesize	1,136.5	1,366.3	(229.8)	(16.8)%
Panamax	—	—	—	—%
Ultramax	1,345.2	1,299.0	46.2	3.6%
Supramax	965.0	959.8	5.2	0.5%

Total	3,446.7	3,625.1	(178.4)	(4.9)%

Operating days (5)
Capesize	1,127.9	1,360.6	(232.7)	(17.1)%
Panamax	—	—	—	—%
Ultramax	1,338.7	1,357.7	(19.0)	(1.4)%
Supramax	962.6	955.0	7.6	0.8%

Total	3,429.2	3,673.3	(244.1)	(6.6)%

Fleet utilization (6)
Capesize	97.1%	97.2%	(0.1)%	(0.1)%
Panamax	—%	—%	—%	—%
Ultramax	98.0%	98.5%	(0.5)%	(0.5)%
Supramax	99.7%	97.9%	1.8%	1.8%

Fleet average	98.1%	97.9%	0.2%	0.2%

	For the Three Months Ended
	September 30,		Increase
	2025	2024	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$21,380	$26,951	$(5,571)	(20.7)%
Panamax	—	—	—	—%
Ultramax	13,687	15,336	(1,649)	(10.8)%
Supramax	12,741	13,622	(881)	(6.5)%

Fleet average	15,959	19,260	(3,301)	(17.1)%
Major bulk vessels	21,380	26,951	(5,571)	(20.7)%
Minor bulk vessels	13,292	14,608	(1,316)	(9.0)%

Daily vessel operating expenses (8)
Capesize	$7,017	$6,783	$234	3.4%
Panamax	—	—	—	—%
Ultramax	5,724	5,845	(121)	(2.1)%
Supramax	6,090	6,668	(578)	(8.7)%

Fleet average	6,312	6,423	(111)	(1.7)%

	For the Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	4,368.0	4,626.1	(258.1)	(5.6)%
Panamax	—	—	—	—%
Ultramax	4,095.0	4,110.0	(15.0)	(0.4)%
Supramax	3,003.0	3,200.3	(197.3)	(6.2)%

Total	11,466.0	11,936.4	(470.4)	(3.9)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	311.4	239.4	72.0	30.1%
Supramax	161.6	97.1	64.5	66.4%

Total	473.0	402.7	70.3	17.5%

Available days (owned & chartered-in fleet) (3)
Capesize	3,713.0	4,395.9	(682.9)	(15.5)%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	4,271.3	4,139.3	132.0	3.2%
Supramax	2,880.7	3,157.7	(277.0)	(8.8)%

Total	10,865.0	11,759.1	(894.1)	(7.6)%

Available days (owned fleet) (4)
Capesize	3,713.0	4,395.9	(682.9)	(15.5)%
Panamax	—	—	—	—%
Ultramax	3,959.9	3,899.9	60.0	1.5%
Supramax	2,719.1	3,060.6	(341.5)	(11.2)%

Total	10,392.0	11,356.4	(964.4)	(8.5)%

	For the Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)	% Change
Operating days (5)
Capesize	3,652.9	4,330.3	(677.4)	(15.6)%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	4,226.6	4,095.9	130.7	3.2%
Supramax	2,869.1	3,119.7	(250.6)	(8.0)%

Total	10,748.6	11,612.1	(863.5)	(7.4)%

Fleet utilization (6)
Capesize	97.0%	95.2%	1.8%	1.9%
Panamax	—%	100.0%	(100.0)%	(100.0)%
Ultramax	98.5%	98.3%	0.2%	0.2%
Supramax	99.0%	97.1%	1.9%	2.0%

Fleet average	98.1%	96.8%	1.3%	1.3%

	For the Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$16,926	$27,160	$(10,234)	(37.7)%
Panamax	—	—	—	—%
Ultramax	12,704	15,185	(2,481)	(16.3)%
Supramax	11,179	13,784	(2,605)	(18.9)%

Fleet average	13,813	19,458	(5,645)	(29.0)%
Major bulk vessels	16,926	27,160	(10,234)	(37.7)%
Minor bulk vessels	12,083	14,594	(2,511)	(17.2)%

Daily vessel operating expenses (8)
Capesize	$6,961	$7,017	$(56)	(0.8)%
Panamax	—	—	—	—%
Ultramax	5,808	5,917	(109)	(1.8)%
Supramax	6,283	6,548	(265)	(4.0)%

Fleet average	6,371	6,514	(143)	(2.2)%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Voyage revenues (in thousands)	$79,921	$99,332	$37,570	$52,494	$42,351	$46,838
Voyage expenses (in thousands)	24,810	28,232	13,272	15,672	11,538	12,560
Charter hire expenses (in thousands)	106	1,267	—	—	106	1,267
Realized loss on fuel hedges (in thousands)	—	(15)	—	—	—	(15)
	55,005	69,818	24,298	36,822	30,707	32,996
Total available days for owned fleet	3,447	3,625	1,137	1,366	2,310	2,259
Total TCE rate	$15,959	$19,260	$21,380	$26,951	$13,292	$14,608

	Entire Fleet		Major Bulk		Minor Bulk
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Voyage revenues (in thousands)	$232,130	$323,814	$106,319	$172,727	$125,811	$151,087
Voyage expenses (in thousands)	84,169	95,705	43,473	53,338	40,696	42,367
Charter hire expenses (in thousands)	4,425	7,232	—	—	4,425	7,232
Realized gain on fuel hedges (in thousands)	12	95	—	—	12	95
	143,548	220,972	62,846	119,389	80,702	101,583
Total available days for owned fleet	10,392	11,356	3,713	4,396	6,679	6,961
Total TCE rate	$13,813	$19,458	$16,926	$27,160	$12,083	$14,594

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2025 and 2024 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2025	2024	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$79,921	$99,332	$(19,411)	(19.5)%

Total revenues	79,921	99,332	(19,411)	(19.5)%

Operating Expenses:
Voyage expenses	24,810	28,232	(3,422)	(12.1)%
Vessel operating expenses	24,391	24,847	(456)	(1.8)%
Charter hire expenses	106	1,267	(1,161)	(91.6)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,919 and $1,508, respectively)	7,584	6,831	753	11.0%
Technical management expenses	1,265	1,005	260	25.9%
Depreciation and amortization	19,298	16,620	2,678	16.1%
Impairment of vessel assets	—	961	(961)	(100.0)
Net gain on sale of vessels	—	(4,465)	4,465	(100.0)%

Total operating expenses	77,454	75,298	2,156	2.9%

Operating income	2,467	24,034	(21,567)	(89.7)%
Other expense, net	(3,545)	(2,460)	(1,085)	44.1%

Net (loss) income	(1,078)	21,574	(22,652)	(105.0)%
Less: Net (loss) income attributable to noncontrolling interest	(25)	115	(140)	(121.7)%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(1,053)	$21,459	$(22,512)	(104.9)%

Net (loss) earnings per share - basic	$(0.02)	$0.50	$(0.52)	(104.0)%
Net (loss) earnings per share - diluted	$(0.02)	$0.49	$(0.51)	(104.1)%
Weighted average common shares outstanding - basic	43,414,340	43,108,844	305,496	0.7%
Weighted average common shares outstanding - diluted	43,414,340	43,656,385	(242,045)	(0.6)%

EBITDA (1)	$21,008	$40,300	$(19,292)	(47.9)%

	For the Nine Months Ended
	September 30,
	2025	2024	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$232,130	$323,814	$(91,684)	(28.3)%

Total revenues	232,130	323,814	(91,684)	(28.3)%

Operating Expenses:
Voyage expenses	84,169	95,705	(11,536)	(12.1)%
Vessel operating expenses	73,055	77,756	(4,701)	(6.0)%
Charter hire expenses	4,425	7,232	(2,807)	(38.8)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $5,195 and $4,341 respectively)	22,477	20,815	1,662	8.0%
Technical management expenses	3,821	3,296	525	15.9%
Depreciation and amortization	55,095	50,939	4,156	8.2%
Impairment of vessel assets	651	6,595	(5,944)	(90.1)%
Net gain on sale of vessels	—	(16,693)	16,693	(100.0)%
Other operating expense	—	5,728	(5,728)	(100.0)%

Total operating expenses	243,693	251,373	(7,680)	(3.1)%

Operating (loss) income	(11,563)	72,441	(84,004)	(116.0)%
Other expense	(8,286)	(8,431)	145	(1.7)%

Net (loss) income	(19,849)	64,010	(83,859)	(131.0)%
Less: Net (loss) income attributable to noncontrolling interest	(72)	286	(358)	(125.2)%
Net (loss) income attributable to Genco Shipping & Trading Limited	$(19,777)	$63,724	$(83,501)	(131.0)%

Net (loss) earnings per share - basic	$(0.46)	$1.48	(1.94)	(131.1)%
Net (loss) earnings per share - diluted	$(0.46)	$1.46	(1.92)	(131.5)%
Weighted average common shares outstanding - basic	43,322,949	43,033,786	289,163	0.7%
Weighted average common shares outstanding - diluted	43,322,949	43,642,521	(319,572)	(0.7)%

EBITDA (1)	$42,576	$122,831	$(80,255)	(65.3)%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income attributable to Genco Shipping & Trading Limited	$(1,053)	$21,459	$(19,777)	$63,724
Net interest expense	2,763	2,221	7,258	8,168
Income tax expense	—	—	—	—
Depreciation and amortization	19,298	16,620	55,095	50,939

EBITDA (1)	$21,008	$40,300	$42,576	$122,831

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of November 4, 2025:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	December 2025	Voyage
Genco Tiberius	2007	December 2025	Voyage
Genco London	2007	July 2025	Voyage
Genco Titus	2007	January 2026	Voyage
Genco Constantine	2008	September 2026	100.5% of BCI (3)
Genco Tiger	2011	December 2025	Voyage
Genco Lion	2012	March 2026	99.5% of BCI (3)
Genco Bear	2010	November 2025	Voyage
Genco Wolf	2010	December 2025	Voyage
Genco Resolute	2015	April 2026	120% of BCI (3)
Genco Endeavour	2015	November 2025	$30,565 (4)
Genco Defender	2016	April 2026	120% of BCI (3)
Genco Liberty	2016	November 2025	Voyage
Genco Ranger	2016	December 2025	Voyage
Genco Reliance	2016	November 2025	Voyage
Genco Intrepid	2016	January 2026	Voyage
Genco Courageous	2020	December 2025	Voyage

Ultramax Vessels
Genco Hornet	2014	November 2025	Voyage
Genco Wasp	2015	December 2025	Voyage
Genco Scorpion	2015	January 2026	$19,000
Baltic Mantis	2015	December 2025	$12,000
Genco Weatherly	2014	January 2026	$13,500
Genco Columbia	2016	November 2025	Voyage
Genco Magic	2014	November 2025	$23,000
Genco Vigilant	2015	November 2025	$12,000
Genco Freedom	2015	December 2025	$15,000
Genco Enterprise	2016	December 2025	Voyage
Genco Constellation	2017	December 2025	$13,750
Genco Madeleine	2014	December 2025	$31,000
Genco Mayflower	2017	December 2025	$27,000
Genco Mary	2022	November 2025	$16,000
Genco Laddey	2022	November 2025	$14,500

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Supramax Vessels
Genco Predator	2005	January 2026	$18,500
Genco Hunter	2007	November 2025	$12,250
Genco Aquitaine	2009	December 2025	$12,500
Genco Ardennes	2009	January 2026	Voyage
Genco Auvergne	2009	January 2026	$21,500
Genco Bourgogne	2010	November 2025	Voyage
Genco Brittany	2010	November 2025	Voyage
Genco Languedoc	2010	December 2025	Voyage
Genco Picardy	2005	December 2025	$18,150
Genco Pyrenees	2010	November 2025	$13,000
Genco Rhone	2011	February 2026	$16,750
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index
(4)	Represents the annualized daily rate.

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

VOYAGE REVENUES-

For the three months ended September 30, 2025, voyage revenues decreased by $19.4 million, or 19.5%, to $79.9 million as compared to $99.3 million for the three months ended September 30, 2024. The decrease in voyage revenues was primarily due to lower rates earned by our major and minor bulk vessels and additional drydocking days during the third quarter of 2025 as compared to the third quarter of 2024. During the third quarter of 2025, freight rates improved sequentially as compared to the second quarter of 2025 led by record Brazilian iron ore exports and an improved coal and grain trade. Various geopolitical factors continue to impact the macroeconomic environment as well as freight rates. These factors include tariffs and trade protectionism, the war in Ukraine, and Houthi attacks on commercial vessels. Such attacks have reduced drybulk vessel transits through the Suez Canal, increasing vessel sailing distances and effectively reducing vessel capacity.

The average TCE rate of our overall fleet decreased 17.1% to $15,959 a day during the third quarter of 2025 from $19,260 a day during the third quarter of 2024. The TCE for our major bulk vessels decreased by 20.7% from $26,951 a day during the third quarter of 2024 to $21,380 a day during the third quarter of 2025. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels decreased by 9.0% from $14,608 a day during the third quarter of 2024 to $13,292 a day during the third quarter of 2025 primarily a result of lower rates achieved by our Ultramax and Supramax vessels.

Fleet utilization increased marginally from 97.9% during the third quarter of 2024 to 98.1% during the third quarter of 2025. From October 1, 2025 until December 31, 2025, we expect approximately 88 days of offhire related to scheduled drydockings and special surveys. Refer to “Capital Expenditures” section below for further details.

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

Voyage expenses decreased from $28.2 million during the three months ended September 30, 2024 to $24.8 million during the three months ended September 30, 2025. The decrease was primarily due to lower bunker consumption for our Capesize and Supramax vessels and operating a lower number of third party chartered-in vessels. These decreases were partially offset by higher port and agency fees for our Ultramax vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $0.4 million from $24.8 million during the three months ended September 30, 2024 to $24.4 million during the three months ended September 30, 2025. This decrease was primarily due to lower insurance expenses and the timing of the purchase of stores.

Average daily vessel operating expenses (“DVOE”) for our fleet decreased to $6,312 per vessel per day for the three months ended September 30, 2025 from $6,423 per vessel per day for the three months ended September 30, 2024. The decrease in daily vessel operating expense was primarily due to lower insurance costs, as well as the timing of the purchase of stores. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

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

The DVOE budget for the fourth quarter of 2025 is expected to be $6,375 per vessel per day on a fleet-wide basis. The potential impacts of various macroeconomic events, including but not limited to the war in Ukraine, the Israel-Hamas war, the Houthi conflict in the Red Sea, and the imposition of tariffs, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $1.2 million from $1.3 million during the three months ended September 30, 2024 to $0.1 million during the three months ended September 30, 2025. The decrease was primarily due to a decrease in chartered-in days, as well as a decrease in hire rates.

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

General and administrative expenses increased from $6.8 million during the three months ended September 30, 2024 to $7.6 million during the three months ended September 30, 2025. This increase was primarily due to higher nonvested stock amortization expense in addition to higher legal and professional fees.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management expenses were $1.3 million and $1.0 million during the three months ended September 30, 2025 and 2024, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $2.7 million to $19.3 million during the three months ended September 30, 2025 as compared to $16.6 million during the three months ended September 30, 2024. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2024 and the nine months ended September 30, 2025. Additionally, there was in increase in vessel depreciation expense for the Genco Intrepid, which was delivered during the fourth quarter of 2024.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2024, we recorded $1.0 million of impairment of vessel assets related to the loss on disposal of replaced equipment on certain vessels. There was no impairment expense recorded during the three months ended September 30, 2025. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

NET GAIN ON SALE OF VESSELS-

During the third quarter of 2024, we recorded a net gain on sale of vessels of $4.5 million related primarily to the sale of the Genco Warrior during the third quarter of 2024. There were no vessels sold during the third quarter of 2025.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense increased from $3.0 million during the three months ended September 30, 2024 to $3.2 million during the three months ended September 30, 2025. Interest expense during the three months ended September 30, 2025 and 2024 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase was primarily due to higher outstanding debt during the third quarter of 2025 as compared to the third quarter of 2024, partially offset by lower interest rates.

INTEREST INCOME –

Interest income decreased by $0.3 million from $0.7 million during the three months ended September 30, 2024 to $0.4 million during the three months ended September 30, 2025 primarily due to lower interest income earned on our cash and cash equivalents.

LOSS ON DEBT EXTINGUISHMENT –

During the three months ended September 30, 2025, we recorded $0.7 million related to the loss on the extinguishment of debt as a result of the refinancing of the $500 Million Revolver with the $600 Million Revolver on July 10, 2025. Refer to in Note 8 — Debt in our Condensed Consolidated Financial Statements.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended September 30, 2025 and 2024, net (loss) income attributable to noncontrolling interest was ($0.03) million and $0.1 million, respectively, which is associated with the net (loss) income attributable to the noncontrolling interest of GSSM.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

VOYAGE REVENUES-

For the nine months ended September 30, 2025, voyage revenues decreased by $91.7 million, or 28.3%, to $232.1 million as compared to $323.8 million for the nine months ended September 30, 2024. The decrease in voyage revenues was primarily due to lower rates earned by our major and minor bulk vessels, the operation of a smaller fleet and additional drydocking days during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Refer to the discussion above included under the section “Three months ended September 30, 2025 compared to the three months ended September 30, 2024 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet decreased 29.0% to $13,813 a day during the nine months ended September 30, 2025 from $19,458 a day during the nine months ended September 30, 2024. The TCE for our major bulk vessels decreased by 37.7% from $27,160 a day during the nine months ended September 30, 2024 to $16,926 a day during the nine months ended September 30, 2025. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels decreased by 17.2% from $14,594 a day during the nine months ended September 30, 2024 to $12,083 a day during the nine months ended September 30, 2025 primarily a result of lower rates achieved by our Supramax and Ultramax vessels.

Total ownership days decreased from 11,936 days during the nine months ended September 30, 2024 to 11,466 days during the nine months ended September 30, 2025 due to the sale of four Capesize vessels and one Supramax vessel during 2024, partially offset by the delivery of one Capesize vessel during the fourth quarter of 2024. Fleet utilization increased from 96.8% during the nine months ended September 30, 2024 to 98.1% during the nine months ended September 30, 2025.

VOYAGE EXPENSES-

Voyage expenses decreased from $95.7 million during the nine months ended September 30, 2024 to $84.2 million during the nine months ended September 30, 2025. The decrease was primarily due to lower bunker consumption on our Capesize vessels as well as the operation of a smaller fleet.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $4.7 million from $77.8 million during the nine months ended September 30, 2024 to $73.1 million during the nine months ended September 30, 2025. This decrease was primarily due to the operation of a smaller fleet, in addition to the timing of the purchase of stores.

DVOE for our fleet decreased to $6,371 per vessel per day for the nine months ended September 30, 2025 from $6,514 per vessel per day for the nine months ended September 30, 2024. The decrease in daily vessel operating expense was primarily due to the timing of the purchase of stores and spares and lower insurance costs partially offset by higher crew costs. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $2.8 million from $7.2 million during the nine months ended September 30, 2024 to $4.4 million during the nine months ended September 30, 2025. The decrease was primarily due to a decrease in hire rates, partially offset by an increase in chartered-in days.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $22.5 million and $20.8 million, respectively. This increase was primarily due to higher nonvested stock amortization expense and higher legal and professional fees.

TECHNICAL MANAGEMENT FEES-

Technical management fees were $3.8 million and $3.3 million during the nine months ended September 30, 2025 and 2024, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $4.2 million from $50.9 million during the nine months ended September 30, 2024 to $55.1 million during the nine months ended September 30, 2025. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2024 and the nine months ended September 30, 2025.

IMPAIRMENT OF VESSEL ASSETS-

During the nine months ended September 30, 2025, we recorded $0.7 million of impairment of vessel assets related to the loss on disposal of replaced equipment on certain vessels.

During the nine months ended September 30, 2024, we recorded $6.6 million of impairment of vessel assets. This included $5.6 million impairment for the Genco Hadrian, a Capesize vessel, which was impaired during the second quarter of 2024. Additionally, during the nine months ended September 30, 2024, we recorded $1.0 million of losses related to the disposal of replaced equipment on certain vessels.

Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of this vessel.

NET GAIN ON SALE OF VESSELS-

During the nine months ended September 30, 2024, we recorded a net gain on sale of vessels of $16.7 million related primarily to the gains on the sale of the Genco Warrior during the third quarter of 2024 and the Genco Claudius and Genco Maximus during the second quarter of 2024, partially offset by losses on the sale of the Genco Commodus during the first quarter of 2024. There were no vessels sold during the nine months ended September 30, 2025.

OTHER OPERATING EXPENSE-

Other operating expense of $5.7 million recorded during the nine months ended September 30, 2024 consists of costs incremental to routine expenses that were incurred related to our 2024 annual meeting held on May 23, 2024.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense decreased by $2.2 million from $10.5 million during the nine months ended September 30, 2024 to $8.3 million during the nine months ended September 30, 2025. The decrease was primarily due to lower outstanding debt during the nine months ended September 30, 2025 as compared to the same period during 2024, as well as lower interest rates. This decrease was partially offset by an increase in interest expense as a result of lower settlement payments received under our interest rate cap agreements due to the expiration of these agreements during the first quarter of 2024. There were no interest rate cap agreements during the nine months ended September 30, 2025.

INTEREST INCOME –

Interest income decreased by $1.3 million from $2.3 million during the nine months ended September 30, 2024 to $1.0 million during the nine months ended September 30, 2025 primarily due to lower interest income earned on our cash and cash equivalents.

LOSS ON DEBT EXTINGUISHMENT –

During the nine months ended September 30, 2025, we recorded $0.7 million related to the loss on the extinguishment of debt as a result of the refinancing of the $500 Million Revolver with the $600 Million Revolver on July 10, 2025. Refer to in Note 8 — Debt in our Condensed Consolidated Financial Statements.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the nine months ended September 30, 2025 and 2024, net (loss) income attributable to noncontrolling interest was ($0.07) million and $0.3 million, respectively, which is associated with the net (loss) income attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings and undrawn revolver availability, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $90 million as of September 30, 2025 in addition to the $430 million availability under the $600 Million Revolver as of September 30, 2025, which compares to a minimum liquidity requirement under our credit facility of approximately $21 million as of September 30, 2025. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $5.2 million and $31.8 million during the remainder of 2025 and 2026, respectively, the $57.2 million remaining payment for the purchase of the Genco Courageous which was delivered on October 15, 2025, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the U.S.-China trade dispute, the imposition of tariffs, the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of September 30, 2025, there are no mandatory debt repayments due until we must repay $170 million in 2030. Nonetheless, we intend to continue to pay down debt on a voluntary basis.

As of September 30, 2025, the $600 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

As of September 30, 2025, we were in compliance with all financial covenants under the $600 Million Revolver.

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

On November 5, 2025, we announced a quarterly dividend of $0.15 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $16.0 million and $96.9 million, respectively. This decrease in cash provided by operating activities was primarily due to lower rates earned by our major and minor bulk vessels, as well as changes in working capital. Additionally, there was an increase in drydocking costs incurred during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2025 and 2024 was ($17.8) million and $73.7 million, respectively. This fluctuation was primarily a result of $79.1 million of proceeds from the sale of the Genco Commodus, the Genco Claudius, the Genco Maximus and the Genco Warrior during the nine months ended September 30, 2024. Additionally, there was a $11.8 million increase in the purchase of vessel assets due to the deposit for the Genco Courageous that was delivered on October 15, 2025, as well various upgrades during the drydocking of certain vessels in our fleet during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Net cash provided by (used in) financing activities during the nine months ended September 30, 2025 and 2024 was $47.7 million and ($170.4) million, respectively.  On July 10, 2025, the $500 Million Revolver was refinanced with the $600 Million Revolver. As part of the debt modification, $15.3 million was settled net among the lenders of the $500 Million Revolver and $600 Million Revolver. The fluctuation is primarily due to a $120.0 million decrease in debt repayments made under our $500 Million Revolver during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Additionally, during the nine months ended September 30, 2025, the Company made drawdowns of $70.0 million and $10.0 million on the $600 Million Revolver and the $500 Million Revolver, respectively. Lastly, there was a $24.1 million decrease in the payment of dividends during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. These decreases in cash used in financing activities were partially offset by a $5.9 million increase in the payment of deferred financing costs related to the $600 Million Revolver.

Interest Rate Swap and Cap Agreements, Forward Freight Agreements and Currency Swap Agreements

During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At September 30, 2025, the total notional principal amount of the interest rate cap agreements is $0.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2025 and December 31, 2024.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 43 drybulk vessels, including 17 Capesize, 15 Ultramax and 11 Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2026 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

October 1 - December 31, 2025	$5.1	$—	$0.1	88
2026 (1)	$25.6	$4.6	$1.6	346

(1)	These amounts exclude a total of $10.6 million of estimated drydocking costs and fuel efficiency upgrade costs and 160 estimated offhire days for certain vessels that have drydocking class deadlines during the first quarter of 2027 and may, therefore, not be drydocked until 2027.

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

During the nine months ended September 30, 2025 and 2024, we incurred a total of $53.2 million and $15.8 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of 16 of our vessels during the nine months ended September 30, 2025. Additionally, the drydocking for one of our vessels began during the third quarter of 2025 and will be completed during the fourth quarter of 2025. We estimate that an additional two of our vessels will be drydocked during the remainder of 2025 and ten of our vessels will be drydocked during 2026, excluding five vessels that have drydocking class deadlines during the first quarter of 2027.

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

During the three and nine months ended September 30, 2025, we recorded an impairment loss of $0 million and $0.7 million, respectively, for the loss on disposal of replaced equipment on certain vessels. During the three and nine months ended September 30, 2024, the Company recorded $1.0 million and $6.6 million, respectively, of impairment expense, which includes $1.0 million and $1.0 million, respectively, related to the loss on disposal of replaced equipment on certain vessels.

During the nine months ended September 30, 2024, we recorded an impairment loss for the Genco Hadrian, one of our Capesize vessels. The sale of the Genco Hadrian was completed on October 4, 2024. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information regarding the impairment of this vessel.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $600 Million Revolver as of September 30, 2025. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $600 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding any vessels held for sale). As of September 30, 2025, four of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. As of December 31, 2024, eight of our Capesize vessels and four of our Ultramax vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2024 10-K, there were no impairment losses recorded for these vessels incurred during the three and nine months ended September 30, 2025 or the three months ended December 31, 2024.

The amount by which the carrying value at September 30, 2025 of four of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.9 million to $2.9 million per vessel, and $9.7 million on an aggregate basis for these four vessels. Comparatively, the amount by which the carrying value at December 31, 2024 of eight of our Capesize vessels and four of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.04 million to $6.9 million per vessel, and $38.7 million on an aggregate fleet basis for these twelve vessels. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $2.4 million at September 30, 2025 and $3.2 million as of December 31, 2024. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of September 30, 2025 and December 31, 2024. Vessels have been grouped according to their collateralized status as of September 30, 2025.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2025	2024
$600 Million Revolver
Baltic Bear	2010	2010	$30,149	$30,910
Baltic Wolf	2010	2010	30,648	31,303
Genco Lion	2012	2013	26,173	27,213
Genco Tiger	2011	2013	24,851	25,820
Baltic Scorpion	2015	2015	19,764	20,429
Baltic Mantis	2015	2015	19,913	20,663
Genco Hunter	2007	2007	6,776	7,112
Genco Aquitaine	2009	2010	7,619	7,888
Genco Ardennes	2009	2010	7,650	7,934
Genco Auvergne	2009	2010	7,677	7,947
Genco Bourgogne	2010	2010	8,209	8,522
Genco Brittany	2010	2010	8,237	8,314
Genco Languedoc	2010	2010	8,217	8,531
Genco Picardy	2005	2010	6,162	6,433
Genco Pyrenees	2010	2010	8,377	8,280
Genco Rhone	2011	2011	9,127	9,368
Genco Constantine	2008	2008	25,971	27,134
Genco Augustus	2007	2007	23,458	24,793
Genco London	2007	2007	24,211	25,328
Genco Titus	2007	2007	24,664	25,854
Genco Tiberius	2007	2007	23,235	24,598
Genco Predator	2005	2007	6,049	6,351
Genco Hornet	2014	2014	18,444	19,177
Genco Wasp	2015	2015	18,688	19,421
Genco Endeavour	2015	2018	36,921	38,324
Genco Resolute	2015	2018	37,296	37,468
Genco Columbia	2016	2018	20,697	21,464
Genco Weatherly	2014	2018	16,757	17,427
Genco Liberty	2016	2018	39,100	40,326
Genco Defender	2016	2018	38,958	40,319
Genco Magic	2014	2020	12,809	13,258
Genco Vigilant	2015	2021	13,855	13,784
Genco Freedom	2015	2021	13,922	13,881
Genco Enterprise	2016	2021	17,580	18,187
Genco Madeleine	2014	2021	19,380	20,162
Genco Constellation	2017	2021	22,010	22,806
Genco Mayflower	2017	2021	22,354	23,165
Genco Laddey	2022	2022	26,535	27,305
Genco Mary	2022	2022	26,561	27,335
Genco Ranger	2016	2023	40,123	41,515
Genco Reliance	2016	2023	40,080	41,462
Genco Intrepid	2016	2024	48,201	47,511
Consolidated Total			$887,408	$915,022

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. During the three and nine months ended September 30, 2025 and 2024, we were subject to the following interest rates on the outstanding debt under our credit facilities (Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for the effective dates and termination dates for our credit facilities outlined below):

●	$500 Million Revolver

●	One-month SOFR plus 1.85% until August 1, 2024 when the applicable margin was increased from 1.85% to 1.90% pursuant to the sustainability link term of the facility. These rates were applicable until July 10, 2025 when we entered into the $600 Million Revolver.

●	$600 Million Revolver

●	One-month SOFR plus 1.75% from July 10, 2025 until July 31, 2025 when the applicable margin was increased from 1.75% to 1.80% pursuant to the sustainability link term of the facility.

A 1% increase in SOFR would have resulted in an increase of $0.7 million in interest expense for the nine months ended September 30, 2025.

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

Below is an update to the risk factor entitled, “A downturn in the global economic environment may negatively impact our business.”:

As previously noted, the United States Trade Representative (USTR) put forward significant trade actions under Section 301 of the Trade Act of 1974, with the aim of addressing China’s dominance in the maritime, logistics, and shipbuilding industries. These actions have the potential to increase port fees and therefore the overall voyage expenses for ships calling at U.S. ports. These actions generally included a fee targeting Chinese owners and operators for each instance a vessel owned or operated by a Chinese entity enters a U.S. port. In response to the USTR imposed port fees, China imposed retaliatory port fees on vessels linked to U.S. ownership while exempting Chinese-built vessels. However, as part of broader trade negotiations between the two countries, both U.S. and China port fees have reportedly been suspended for one year.

Given the potential magnitude of these port-related fees and the many uncertainties surrounding their implementation, it is not possible at this time to fully predict the ultimate financial impact. If the port fees are reimposed in a manner that applies to our vessels in any material respect, it could significantly reduce our profitability, negatively impact our ability to compete effectively, and materially and adversely affect our operations and financial results.

Below is a new risk factor entitled “Our short-term shareholder rights plan could prevent a potential acquisition of control of our Company, which could decrease the trading price of our common stock.”:

On October 1, 2025, we adopted a short-term stockholder rights plan, which expires on September 30, 2026. The rights plan may have the effect of discouraging or preventing a change of control of the Company by, among other things, making it uneconomical for a third-party to acquire us without the consent of our Board of Directors.

We believe the rights plan protects our stockholders from coercive or otherwise unfair takeover tactics by effectively requiring those who seek to obtain control of the Company to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition of control. However, these provisions could apply even if an acquisition of control of the Company may be considered beneficial by some stockholders and could delay or prevent an acquisition of control that our Board of Directors determines is not in the best interests of our Company and our stockholders. The deterrent effect of the rights plan could also adversely affect the price of our common stock.

ITEM 5. OTHER INFORMATION

The following information is being provided in this Item 5 in lieu of being provided on a Current Report on Form 8-K under Item 8.01:

On November 4, 2025, our Board of Directors, which currently consists of six incumbent directors and has one vacancy, adopted a resolution pursuant to Article H, Section (b) of our Second Amended and Restated Articles of Incorporation, as amended to date and Article III, Section 1 of our Amended and Restated By-Laws, reducing the total number of directors comprising the Board of Directors to six and eliminating the vacancy.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 6 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

3.14	Fifth Amendment to Amended and Restated By-Laws, dated August 26, 2025.(12)

3.15	Statement of Designations of Series B Preferred Stock of Genco Shipping & Trading Limited.(13)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2

Rights Agreement dated as of October 1, 2025 between Genco Shipping & Trading Limited. and Computershare Inc., a national banking corporation, as Rights Agent (including the form of Statement of Designations of Series B Preferred Stock attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(13)

10.1

Fifth Amendment to Credit Agreement dated as of July 10, 2025, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(14)

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

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2021.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2025.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2025.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 5, 2025	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 5, 2025	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)