Form 10-K
period 2025-12-31
GENCO SHIPPING & TRADING LTD
filed 2026-02-18
CIK 1326200

Fce

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-K

⌧	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

or

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number 001-33393

GENCO SHIPPING & TRADING LIMITED

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-0439758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
299 Park Avenue, 12th Floor, New York, New York	10171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 443-8550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	GNK	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $13.07 per share as of June 30, 2025 was approximately $551.8 million. The registrant has no non-voting common equity issued and outstanding. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of February 18, 2026 was 43,317,810 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025, are incorporated by reference in Part III herein.

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

ii

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) military actions, terrorism, or piracy, including without limitation the ongoing war in Ukraine, the Israel-Hamas war, attacks on vessels in the Red Sea, and other conflicts in the Middle East and Venezuela; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to  realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2025 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) outbreaks of disease such as the COVID-19 pandemic; (xxiii) trade conflicts, the imposition or modification of port fees, tariffs and other import restrictions, and the effectiveness and cost of any measures the Company may adopt to avoid or mitigate the impact of the foregoing; (xxiv) those other risks and uncertainties discussed below under the headings “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xxv) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are a New York City-based pure-play drybulk ship owning company focused on the seaborne transportation of commodities globally.  We transport key cargoes such as iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes.  After the expected delivery of two Newcastlemax vessels during March 2026 that we have agreed to acquire, our fleet will consist of 45 drybulk vessels, including two Newcastlemax and 17 Capesize vessels and 15 Ultramax and 11 Supramax vessels with an aggregate carrying capacity of approximately 5,044,000 deadweight tons (“dwt”) and an average age of 12.7 years.

See page 5 for a table of our current fleet.

Our approach towards fleet composition is to own a high-quality fleet of vessels that focuses on Newcastlemax, Capesize, Ultramax and Supramax vessels. Newcastlemax and Capesize vessels represent our major bulk vessel category, while Ultramax and Supramax vessels represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore, coal and bauxite, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows.

We employ an active commercial strategy which consists of a global team located in the U.S., Denmark and Singapore. Overall, we utilize a portfolio approach to revenue generation through a combination of short-term, spot market employment, index-linked time charters as well as opportunistically booking longer-term fixed-rate coverage or contracts of affreightment depending on market conditions and management’s outlook. Our fleet deployment strategy currently is weighted towards short-term fixtures, which provides us with optionality on our sizeable fleet.

Our approach to capital allocation focuses on three key factors:

●	Compelling quarterly dividends,
●	Low financial leverage, and
●	Accretive growth and renewal of our fleet

Since 2021, we have executed this strategy by reducing our debt by $249.2 million cumulatively through December 31, 2025 while expanding our core Capesize and Ultramax fleet. This has resulted in a debt balance of $200 million as of December 31, 2025, a 55% reduction from January 1, 2021 levels. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across diverse market environments.

In addition to the $55.5 million of cash on our balance sheet as of December 31, 2025, we have undrawn revolver availability of $400 million, bringing our current total liquidity to $455.5 million.

On July 10, 2025, we entered into a fifth amendment to amend, extend and upsize our existing $500 Million Revolver. The amended structure consists of a $600 million revolving credit facility (the “$600 Million Revolver”) which can be utilized to support growth of our asset base, as well as general corporate purposes. The maturity date was extended from November 29, 2028 to July 10, 2030.

Including the $0.50 dividend for the fourth quarter of 2025, we have declared 26 consecutive quarterly dividends, which total $7.565 per share.

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

Our management team and key employees are responsible for the commercial and strategic management of our fleet. Commercial management includes the negotiation of charters for vessels, managing the mix of various types of charters, such as time charters, spot market voyage charters and spot market-related time charters, and monitoring the performance of our vessels under their charters. Strategic management includes locating, purchasing, financing and selling vessels. Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies. Our technical management joint venture, GS Shipmanagement Pte. Ltd (“GSSM”), currently provides the technical management to the vessels in our fleet and members of our New York City-based management team oversee their activities.

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

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to manage and expand our fleet in a manner that maximizes our cash flows from operations in a safe and efficient manner. To accomplish this objective, we intend to:

●	Continue to operate a high-quality fleet — We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through GSSM’s rigorous and comprehensive maintenance program. In addition, GSSM maintains the quality of our vessels by carrying out regular inspections, both while in port and at sea.

●	Strategically expand the size of our fleet — We may acquire additional modern, high-quality, fuel-efficient drybulk vessels through timely and selective acquisitions in a manner that is accretive to our cash flows and dividend while maintaining low to moderate financial leverage. If we make such acquisitions, we may consider additional debt or equity financing alternatives.

●	Utilize an active commercial strategy — Our fleet of drybulk vessels concentrates on the transportation of major and minor bulk commodities globally. We utilize an active commercial operating platform with a global presence having our corporate headquarters in New York and offices in Singapore and Copenhagen. We fix a significant number of vessels through an expanded network of customers on spot market voyage charters, where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton rate or on a lump sum basis, as well as on contracts of affreightment directly with cargo providers. We believe that our active platform provides added flexibility to changing market conditions and improves operational efficiencies within our owned fleet. Furthermore, we also assess arbitrage opportunities on cargoes through utilizing vessel positions by time chartering-in third party vessels and/or reletting cargo commitments on a voyage basis. In addition to these options, we continue to fix our vessels on both short and long-term time charters, as well as spot market-related time charters, depending on market conditions and outlook. Overall, our fleet deployment strategy is currently weighted towards short-term fixtures, which provide optionality for the Company. We continuously monitor the drybulk market and may in the future pursue other market opportunities for our vessels to capitalize on market conditions, including arranging more longer-term charters.

●	Maintain highly efficient operations —Currently, all of the vessels in our fleet are managed by GSSM. Our management team actively monitors and controls vessel operating expenses incurred. We seek to maintain highly efficient operations by capitalizing on the cost savings and economies of scale that result from operating a larger fleet as well as sister ships. Sister ships are ships of the same class that are of virtually identical design and are of similar size.

●	Capitalize on our management team’s reputation — We seek to capitalize on our management team’s reputation for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and cargo providers, many of whom consider the reputation of a vessel owner and operator when entering into time charters. We believe that our management team’s track record improves our relationships with high quality shipyards and vendors, as well as financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

The table below summarizes the characteristics of the vessels currently in our fleet:

Vessel	Class	Dwt	Year Built

Genco Courageous	Capesize	182,868	2020
Genco Reliance	Capesize	181,146	2016
Genco Resolute	Capesize	181,060	2015
Genco Endeavour	Capesize	181,057	2015
Genco Ranger	Capesize	180,882	2016
Genco Constantine	Capesize	180,183	2008
Genco Augustus	Capesize	180,151	2007
Genco Liberty	Capesize	180,032	2016
Genco Defender	Capesize	180,021	2016
Genco Intrepid	Capesize	180,007	2016
Genco Tiger	Capesize	179,185	2011
Genco Lion	Capesize	179,185	2012
Genco London	Capesize	177,833	2007
Genco Wolf	Capesize	177,752	2010
Genco Titus	Capesize	177,729	2007
Genco Bear	Capesize	177,717	2010
Genco Tiberius	Capesize	175,874	2007
Genco Freedom	Ultramax	63,667	2015
Genco Hornet	Ultramax	63,574	2014
Genco Vigilant	Ultramax	63,498	2015
Genco Enterprise	Ultramax	63,472	2016
Genco Mantis	Ultramax	63,467	2015
Genco Scorpion	Ultramax	63,462	2015
Genco Magic	Ultramax	63,443	2014
Genco Wasp	Ultramax	63,389	2015
Genco Constellation	Ultramax	63,310	2017
Genco Mayflower	Ultramax	63,304	2017
Genco Madeleine	Ultramax	63,163	2014
Genco Weatherly	Ultramax	61,556	2014
Genco Mary	Ultramax	61,304	2022
Genco Laddey	Ultramax	61,303	2022
Genco Columbia	Ultramax	60,294	2016
Genco Hunter	Supramax	58,729	2007
Genco Auvergne	Supramax	58,020	2009
Genco Bourgogne	Supramax	58,018	2010
Genco Languedoc	Supramax	58,018	2010
Genco Pyrenees	Supramax	58,018	2010
Genco Rhone	Supramax	58,018	2011
Genco Ardennes	Supramax	58,014	2009
Genco Brittany	Supramax	58,014	2010
Genco Aquitaine	Supramax	57,981	2009
Genco Predator	Supramax	55,407	2005
Genco Picardy	Supramax	55,255	2005

The following groups of sister ships are included in our current fleet:

Group	Vessels
1	Genco Constantine and Genco Augustus
2	Genco Lion and Genco Tiger
3	Genco London, Genco Wolf, Genco Titus and Genco Bear
4	Genco Resolute, Genco Endeavour, Genco Ranger and Genco Reliance
5	Genco Liberty and Genco Defender
6	Genco Enterprise, Genco Hornet, Genco Mantis, Genco Scorpion and Genco Wasp
7	Genco Auvergne, Genco Rhone, Genco Ardennes, Genco Aquitaine, Genco Brittany, Genco Languedoc, Genco Pyrenees and Genco Bourgogne
8	Genco Predator and Genco Picardy
9	Genco Magic, Genco Vigilant and Genco Freedom
10	Genco Mayflower and Genco Constellation
11	Genco Weatherly, Genco Laddey and Genco Mary

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

OUR CHARTERS

As of February 17, 2026, we fixed 21 of our vessels on spot market voyage charters where we provide a vessel for the transportation of goods between a load port and discharge port at a specified per-ton or on a lump sum basis. Under spot market voyage charters, voyage expenses such as fuel and port charges, are borne by us. Additionally, as of February 17, 2026, we have fixed 18 of our vessels under fixed-rate time charters and four of our vessels under spot market-related time charters.  A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  Under a time charter, the charterer periodically pays a fixed daily charterhire rate to the owner of the vessel and bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues. Additionally, as of February 17, 2026, we were chartering in ten third party vessels that have been employed on spot market voyage charters, all of which are short duration.

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

The following table sets forth information about the current employment of the vessels in our fleet as of February 17, 2026:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Capesize Vessels
Genco Augustus	2007	May 2026	Voyage
Genco Tiberius	2007	April 2026	$42,000
Genco London	2007	March 2026	Voyage
Genco Titus	2007	April 2026	Voyage
Genco Constantine	2008	March 2026	$19,750
Genco Tiger	2011	April 2026	Voyage
Genco Lion	2012	March 2027	99.5% of BCI (3)
Genco Bear	2010	March 2026	Voyage
Genco Wolf	2010	September 2026	100.5% of BCI (3)
Genco Resolute	2015	April 2026	120% of BCI (3)
Genco Endeavour	2015	March 2026	Voyage
Genco Defender	2016	April 2026	120% of BCI (3)
Genco Liberty	2016	March 2026	Voyage
Genco Ranger	2016	April 2026	Voyage
Genco Reliance	2016	March 2026	Voyage
Genco Intrepid	2016	March 2026	Voyage
Genco Courageous	2020	February 2026	Voyage

Ultramax Vessels
Genco Hornet	2014	April 2026	$28,500
Genco Wasp	2015	March 2026	Voyage
Genco Scorpion	2015	April 2026	$14,000
Baltic Mantis	2015	March 2026	$8,500
Genco Weatherly	2014	February 2026	$9,500
Genco Columbia	2016	March 2026	Voyage
Genco Magic	2014	May 2026	$16,000
Genco Vigilant	2015	March 2026	Voyage
Genco Freedom	2015	March 2026	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Enterprise	2016	April 2026	Voyage
Genco Constellation	2017	April 2026	$21,000
Genco Madeleine	2014	May 2026	$14,500
Genco Mayflower	2017	March 2026	$8,500
Genco Mary	2022	March 2026	$21,500
Genco Laddey	2022	February 2026	Voyage

Supramax Vessels
Genco Predator	2005	March 2026	$9,000
Genco Hunter	2007	May 2026	$18,750
Genco Aquitaine	2009	March 2026	Voyage
Genco Ardennes	2009	March 2026	Voyage
Genco Auvergne	2009	April 2026	$8,000
Genco Bourgogne	2010	March 2026	$15,000
Genco Brittany	2010	March 2026	$11,500
Genco Languedoc	2010	February 2026	Voyage
Genco Picardy	2005	February 2026	$9,100
Genco Pyrenees	2010	March 2026	Voyage
Genco Rhone	2011	March 2026	$16,750
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third party brokerage commission generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index.

(4)	Represents the annualized daily rate.

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

In addition to the classification society inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages.  We believe that our well-maintained, high-quality vessels provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 21 to 23 officers and seafarers.  We do not provide any seaborne personnel to crew our vessels. Instead, GSSM is responsible for recruiting and retaining qualified and competent crew members for our vessels.  The crewing agencies are responsible for each seafarer’s training, travel and payroll and ensuring that all the seafarers on our vessels have the correct qualifications and licenses required to comply with international regulations and shipping conventions.  Our vessels are typically manned with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

We currently employ 36 shore-based personnel, which includes personnel in our Singapore and Copenhagen offices. In addition, approximately 945 seagoing personnel are employed on our vessels. Lastly, GSSM currently employs approximately 75 personnel.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, such as ST Shipping & Transport Pte. Ltd., Rio Tinto Shipping (Asia) Pte. Ltd., Oldendorff Carriers, including its subsidiaries, Cargill International S.A., Bunge SA, ADMIntermare, a division of ADM International Sarl, Vale International S.A., BHP Billiton Ltd. and Trafigura Group Pte. Ltd. For the year ended December 31, 2025, one customer individually accounted for more than 10% of our voyage revenue. Oldendorff Carriers, including its subsidiaries, represented 11.0% of voyage revenues.

COMPETITION

Our business fluctuates based on the supply and demand of drybulk cargoes and their respective trading patterns as well as the overall capacity of the global drybulk fleet. We operate in competitive markets as the ownership of drybulk carriers is highly fragmented and is divided among approximately 2,960 independent drybulk carrier owners. We compete with other drybulk owners in the major and minor bulk sectors, some of whom may also charter our vessels as customers. We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.

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

We maintain protection and indemnity insurance coverage for pollution of $1 billion per vessel per incident.  The 12 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each Association’s liabilities.  The International Group’s website states that the pool provides a mechanism for sharing all claims in excess of $10 million up to, currently, approximately $8.9 billion. We are a member of two P&I Associations, both members of the International Group. As a result, we are subject to calls payable to the Associations based on the Group’s claim records as well as the claim records of all other members of the individual P&I Associations and members of the pool of Associations comprising the International Group.

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

We have taken various steps to reduce our energy consumption and improve fuel efficiency, including through investments made to our fleet. Specifically, we have:

●	Purchased modern, fuel-efficient vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions;
●	Divested certain older, less fuel-efficient vessels;
●	Outfitted select vessels with Energy Saving Devices (ESDs) to reduce the fuel consumption of these vessels, which may include Mewis Ducts, Fins, Propellers, Propeller Boss Cap Fins, LED lamps and Variable Frequency Drives on some of our vessels to reduce electrical energy consumption;
●	Applied high-performance paint systems that reduce resistance and fuel consumption;
●	Installed performance-monitoring systems on board the majority of our vessels to gather real-time fuel consumption data to optimize the voyage efficiency of these vessels and are in the process of installing such systems on our remaining vessels;
●	Utilized a third-party data collection platform that analyzes information from our vessels in an effort to reduce fuel consumption, CO2 and greenhouse gas emissions;
●	Established and executed a compliance program regarding IMO 2020 fuel regulations (as described below);
●	Installed ballast water treatment systems on the majority of the fleet;
●	Installed exhaust gas cleaning systems on all of our Capesize vessels to mitigate sulfur dioxide emissions to the air from engine exhaust;
●	Partnered with a third-party firm to conduct internal audits of our vessels with a goal of identifying areas of potential improvement on the daily maintenance and operation of our vessels in order to improve the quality of the services our vessels provide and to mitigate operational risks;

●	Studying alternative fuels and the potential value proposition in light of current and upcoming environmental regulations; and
●	Installed Engine Power Limitation (EPL) systems on certain vessels to increase the level of energy efficiency by optimizing maintenance of the ship’s engine power level.

International Maritime Organization (IMO)

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels (the “IMO”), has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,” the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”), and the International Convention on Load Lines of 1966 (the “LL Convention”). MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. MARPOL is applicable to drybulk, container, tanker and LNG carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk in liquid or in packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions.

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

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur and other emissions, as explained below. Emissions of “volatile organic compounds” from certain vessels, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or PCBs) are also prohibited. We believe that all our vessels are currently compliant in all material respects with these regulations.

The MEPC adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. In October of 2016, MEPC 70 agreed to implement a global 0.5% sulfur content limit (reduced from 3.50%) in marine fuel starting from January 1, 2020. This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Ships are now required to obtain bunker delivery notes that specify fuel sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur content on ships were adopted and took effect March 1, 2020, with the exception of vessels fitted with exhaust gas cleaning systems (“scrubbers”) which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs, including those related to the purchase, installation and operation of scrubbers and the purchase of compliant fuel oil.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1%. Currently, the IMO has designated five ECAs, including specified portions of the Baltic Sea area, Mediterranean Sea area, North Sea area, North American area and United States Caribbean Sea area. Ocean-going vessels in these areas will be subject to stringent emission controls that may cause us to incur additional costs. Certain ports in which our vessels call, including in China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. In July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic Waters and the Norwegian Sea, which should take effect in March 2027. MEPC 83 also approved the North-East Atlantic Ocean as an ECA, which is expected to take effect in 2028. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines by vessels are adopted by regional, national or local regulatory bodies covering areas where we operate, including by the U.S. Environmental Protection Agency (“EPA”), compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs. We have installed and will be installing scrubbers on all of our Capesize vessels to mitigate sulfur dioxide emissions to the air from engine exhaust down to 0.1% fuel sulfur content equivalent.

Amended Annex VI of MARPOL also establishes stringent nitrogen oxide (“NOx”) emission standards for marine diesel engines, categorized as Tiers I, II and III, based on a vessel’s construction date and operating area. Tier III NOx standards currently apply to ships operating in the North American and U.S. Caribbean Sea ECAs (for engines installed on or after January 1, 2016) and the North Sea and Baltic Sea ECAs (for engines installed on or after January 1, 2021). The Canadian-Arctic Waters ECA’s Tier III NOx requirements will be effective March 1, 2026, for ships built on or after January 1, 2025. For the Norwegian Sea ECA, the NOx Tier III engine certification requirement will apply to ships (i) with building contracts placed on or after March 1, 2026, (ii) in the absence of a building contract, constructed on or after September 1, 2026, or (iii) delivered on or after March 1, 2030. For the North-East Atlantic Ocean ECA, a similar certification requirement is expected to apply to ships (i) contracted on or after January 1, 2027, (ii) in the absence of a building contract, constructed on or after July 1, 2027, or (iii) delivered on or after January 1, 2031. MEPC 83 also adopted amendments (expected to enter into force September 2026 and March 2027) to the NOx Technical Code 2008, which allows for the use of multiple engine operational profiles for certifying engines and introduces clearer procedures for re-certifying engines that are modified or upgraded. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010. We are compliant with the NOx emissions requirements under the EPA standards and MARPOL Annex VI requirements. While we do not currently own vessels subject to MARPOL Annex VI Tier III NOx requirements, future acquisitions or additional ECA designations may require us to incur increased capital expenditures or operating costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018, and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO used such data as the first step in its initial roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below. MEPC 83 approved draft amendments to make the IMO’s data collection system more accessible to the public through an anonymized database.

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

Additionally, in 2022, MEPC 75 amended Annex VI of MARPOL to impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above. With respect to the CII, ships of 5,000 gross tonnage must document and verify their actual annual operational CII achieved against a determined required annual operational CII and must include certain mandatory content regarding the ship’s operational carbon intensity plan in the SEEMP. MEPC 75 also amended

MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil (“HFO”) by ships in Arctic waters on and after July 1, 2024.

In 2021, MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic. MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. The amendments entered into force on May 1, 2024. In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines, and in April 2025, MEPC 83 adopted amendments to 2021 Guidelines on operational carbon intensity reduction factors, which outline methods for determining CII reduction factors from 2023 and now includes newly defined reduction factors from 2027 through 2030.

MEPC 83 also approved a work plan on the development of a regulatory framework for the use of onboard carbon capture and storage systems, which will capture carbon produced by a ship before it is emitted into the air.

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition. Genco plans to continue to invest in its existing fleet to improve fuel efficiency and comply with these revised standards.

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

In June 2022, SOLAS also set out new amendments that took effect on January 1, 2024, which include new requirements for; (1) the design for safe mooring operations, (2) the Global Maritime Distress and Safety System (“GMDSS”), (3) watertight integrity, (4) watertight doors on cargo ships, (5) fault-isolation of fire detection systems, (6) life-saving appliances, and (7) safety of ships using LNG as fuel. These new requirements may impact the cost of our operations.

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

Furthermore, cybersecurity guidance and regulations have been developed in an attempt to combat cybersecurity threats. For new ships and offshore installations contracted for construction on or after January 1, 2024, the International Association of Classification Societies (“IACS”) now requires vessel owners, yard and suppliers to build cybersecurity barriers into their systems and vessels, requiring compliance across the full spectrum of critical on-board control and navigation systems. On July 16, 2025, the U.S. Coast Guard’s final rule, Cybersecurity in the Martine Transportation System, went into effect. Under this rule, all regulated entities are required to develop Cybersecurity and Cyber Incident Response Plans, designate a Cybersecurity Officer to implement plans, and to report certain cyber incidents to the National Response Center. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures.

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

The MEPC maintains guidelines for approval of ballast water management systems (G8). Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the International Oil Pollution Prevention (IOPP) renewal dates. The standards have been in force since 2019, and, for most ships, compliance with the D-2 standard involved installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemicals, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). Since September 8, 2024, all ships have been required to meet the D-2 standard. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water quality and bypassing a BWM system should only be used as a last resort. In July 2023, MEPC 80 approved a plan for a comprehensive review of the BWM Convention over the next three years and the corresponding development of a package of amendments to the Convention. MEPC 80 also adopted further amendments relating to Appendix II of the BWM Convention concerning the form of the Ballast Water Record Book, which entered into force in February 2025. A protocol for ballast water compliance monitoring devices and unified interpretation of the form of the BWM Convention certificate were also adopted. In March 2024, MEPC 81 adopted amendments to the BWM Convention concerning the use of Ballast Water Record Books in electronic form, which entered into force in October 2025. Pursuant to the ongoing review, in Fall 2024, MEPC 82 approved the 2024 Guidance on ballast water record keeping and reporting and the 2024 Guidance for Administrations on the type of approval process for ballast water management systems to support harmonized evaluation by Administrations.

In addition to the BWM Convention, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. The system specification requirements for trading in the U.S. have been formalized and we have been installing ballast water treatment systems on our vessels as their special survey deadlines come due.

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

Building on the focus of preventing the spread of invasive species, the IMO has recently pivoted from voluntary guidance to the development of a mandatory regulatory framework for biofouling management. At MEPC 83 in April 2025, the Committee formally agreed to develop a legally binding instrument for the control and management of ships’ biofouling. This decision reflects a shift to elevate biofouling management, currently governed by the voluntary 2023 Biofouling Guidelines (Resolution MEPC.378(80)), to the same enforceable status as ballast water management. The development process is structured around a multi-year work plan, with technical drafting expected to begin at the PPR 13 sub-committee meeting in 2026. While the exact legal form is still under deliberation, the IMO aims for the final instrument to be adopted by 2029, with a likely entry into force around 2031 or 2032, depending on the speed of the subsequent ratification process. We are monitoring these developments to determine the potential impact to our operations.

Additionally, Brazil will begin enforcing biofouling regulations from February 2026 designed to minimize the risk of ships introducing invasive aquatic species, requiring vessels to arrive with a “clean hull” or risk Port State Control (“PSC”) fines, detention, or denial of port entry. Brazil’s biofouling regulations are aligned with the IMO’s 2023 Biofouling Guidelines and similar to existing requirements in Australia and New Zealand. Biosecurity concerns coupled with growing safety and environmental restrictions on underwater hull and propeller cleaning point toward an emerging area of regulatory and operational complexity and underscore the importance of proactive antifouling strategies.

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

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA. Some states have enacted legislation providing for unlimited liability for oil spills, and many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law. Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.

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

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters.  The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act. VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (the CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards.  In October 2024, the EPA finalized its rule on Vessel Incidental Discharge Standards of Performance, which means that the USCG must now develop corresponding regulations regarding ballast water within two years of that date.

Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and USCG regulations are finalized.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, USCG and state regulations could require the installation or upgrading of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulations also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur content requirement for fuel used by ships at berth in the Baltic, the North Sea and the English Channel (the so-called “SOx-Emission Control Area”). As of January 2020, EU member states must also ensure that ships in all EU waters, except the SOx-Emission Control Area, use fuels with a 0.5% maximum sulfur content.

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market, the EU Emissions Trading System (“EU ETS”) as part of its “Fit-for-55” legislation to reduce net greenhouse gas emissions by at least 55% by 2030 as compared to 1990 levels. This will require shipowners to buy allowances to cover these emissions. On December 18, 2022, the European Council and European Parliament agreed on a gradual introduction of obligations for shipping companies to surrender allowances equivalent to a portion of their verified carbon emissions: 40% for 2024, 70% for 2025 and 100% for 2026 and subsequent years. Furthermore, starting from January 1, 2026, the ETS regulations include monitoring for nitrous oxide and methane.

The FuelEU Maritime regulation, an instrument in the EU’s "Fit-for-55" legislation, entered into force on January 1, 2025. FuelEU Maritime sets requirements on the annual average greenhouse gas (GHG) equivalent intensity of energy used by ships trading into, out of and within the EU or European Economic Area (EEA). This intensity is measured as GHG equivalent emissions per energy unit (gCO2e/MJ) with GHG emissions calculated employing a well-to-wake approach. The calculation accounts for emissions related to the extraction, cultivation, production and transportation of fuel, in addition to emissions from energy used on board the ship. The baseline for the calculation is the average well-to-wake GHG equivalent intensity of the fleet in 2020: 91.16 gCO2e/MJ. FuelEU Maritime required a 2% reduction below baseline in 2025, increasing to 6% in 2030, and accelerating from 2035 to reach an 80% reduction by 2050. FuelEU Maritime can be complied with by (1) increasing the use of low-carbon intensity fuels including biofuels, (2) pooling non-compliant vessels with over-compliant vessels to achieve a compliant average GHG equivalent intensity across the group, or (3) by paying a penalty.

Compliance with the Maritime EU ETS and FuelEU Maritime regulations will result in additional compliance and administration costs to properly incorporate the provisions of the Directive into our business routines. Additional EU regulations which are part of the EU’s "Fit-for-55" legislation, could also affect our financial position in terms of compliance and administration costs when they take effect.

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

Greenhouse Gas Regulation

Our industry is currently heavily dependent on the consumption of fossil fuels, which has been linked by certain experts to greenhouse gas emissions and the warming of the global climate system. We are committed to working to reduce our GHG footprint, including by transitioning to low-carbon fuels while continuing to deliver for our customers. Our governance, strategy, risk management and performance monitoring efforts with respect to managing this challenge continue to evolve.

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016, and does not directly limit greenhouse gas emissions from ships. The U.S. is not a party to the Paris Agreement.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reduce greenhouse gas emissions and noted that technological innovation and the introduction of alternative fuels and/or energy sources for international shipping will be integral to achieving the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the “levels of ambition.” In July 2023, MEPC 80 adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships (the “2023 IMO Strategy”), which builds upon the initial strategy’s levels of ambition. The revised levels of ambition include (1) further decreasing the carbon intensity from ships through improvement of energy efficiency; (2) reducing carbon intensity of international shipping; (3) increasing adoption of zero or near-zero emissions technologies, fuels, and energy sources; and (4) achieving net zero GHG emissions from international shipping by or around 2050. Furthermore, the following indicative checkpoints were adopted in order to reach net zero GHG emissions from international shipping: (1) reduce the total annual GHG emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008 levels; and (2)

reduce the total annual GHG emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008 levels.

As part of the 2023 IMO Strategy, MPEC also developed the IMO Net-Zero Framework, which will combine mandatory emissions limits and GHG pricing across the industry. The IMO Net-Zero Framework was approved at MEPC 83 in April 2025. This framework establishes a Global Fuel Standard (GFS) to regulate greenhouse gas fuel intensity and a GHG pricing mechanism to manage the industry's economic transition. Under this structure, an IMO Net-Zero Fund will serve as the central hub for collecting, managing, and disbursing revenue generated from ships that exceed emissions thresholds. These funds are intended to reward "over-performers" using zero or near-zero emission technologies. Although the framework was initially slated for adoption at an extraordinary session of the MEPC in October 2025, the IMO decided to adjourn the session and consideration of the Net-Zero Framework for adoption, for one year to attempt to resolve deep divisions among members.

Proceedings at MEPC’s 84th session in April 2026 will determine the exact dates for the reconvened session and, importantly, what scope will be permitted, if any, to consider changes to the Net-Zero Framework during the reconvened second extraordinary session. Based on the outcomes of MEPC’s 84th session relating to the agenda of the reconvened second extraordinary session, the earliest the IMO Net-Zero Framework will enter into force is March 2028. If substantive changes to the IMO Net-Zero Framework are considered, the entry into force date could be further delayed. In the IMO Net-Zero Framework’s current form, any vessel consuming conventional fossil fuels would be required to transfer surplus credits from over-compliant vessels, purchase remedial credits through contributions to the Net-Zero Fund, or both to clear its compliance deficit. In its current form, the IMO Net-Zero Framework’s compliance requirements become incrementally more challenging for conventionally fueled vessels to achieve over time.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation. As part of this initiative, the European Union’s carbon market, EU ETS, has been extended to cover CO2 emissions from ships entering, departing from, or sailing between EU ports starting January 2024.

In the United States, the EPA issued a finding that greenhouse gases endanger public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the Trump Administration issued an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. In early 2021, the Biden Administration directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules, which was finalized in December 2023. However, the current administration is delaying these requirements limiting methane emissions and is considering repealing the measure altogether. Therefore, it is unclear how such environmental regulations could affect our operations.

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

If low freight and charter rates in some instances do not allow us to operate our vessels profitably, our earnings and cash flows could decline. Prolonged existence of these types of potential conditions may leave insufficient cash resources for our operations or accelerate the repayment of our indebtedness.

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

Many of our vessels’ port calls involve loading or discharging raw materials and semi-finished products in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, particularly in China, India, or Japan, could adversely affect our business. In recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, and our business substantially depends on economic activity in China. Imports to and exports from China could decline to the extent the Chinese government does not pursue economic growth and urbanization, including infrastructure stimulus spending, or if there are changes in political, economic or social conditions or other Chinese government policies.  The Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete effectively. Given the current state of the Chinese property sector, the Chinese government has continued to attempt to stimulate the economy to achieve economic growth targets. China’s property market remains a key sector driving commodity demand for various cargoes that we ship. Moreover, a significant or protracted slowdown in the economies of the U.S., the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.

Trade policies and disputes may negatively impact our business.

Tariffs announced by the current U.S. administration and reciprocal tariffs and other retaliatory measures announced by China and governments of other countries may adversely affect global markets and economic conditions and may adversely affect drybulk trade volume and global shipping demand. For example, tariffs imposed by major economies on drybulk commodities may reduce trade volumes leading to reduced fleet utilization and revenues. Any such reduction could have a material adverse effect on our business, results of operations, cash flows, financial condition, ability to pay dividends, and ability to continue as a going concern.

On April 17, 2025, the United States Trade Representative (USTR) put forward significant trade actions under Section 301 of the Trade Act of 1974, with the aim of addressing China’s dominance in the maritime, logistics, and shipbuilding industries. These actions have the potential to increase port fees and therefore the overall voyage expenses for ships calling at U.S. ports. These actions generally included a fee targeting Chinese owners and operators for each instance a vessel owned or operated by a Chinese entity enters a U.S. port. In response to these port fees, China imposed retaliatory port fees on vessels linked to U.S. ownership while exempting Chinese-built vessels. However, as part of broader trade negotiations between the two countries, both U.S. and China port fees have been suspended for one year.

On February 13, 2026, the U.S. government released a Maritime Action Plan focused on revitalizing the US maritime sector. Key pillars of the plan center on increasing U.S. shipbuilding capacity, reforming workforce education and training, establishing maritime prosperity zones to bolster investment, and protecting the U.S. maritime industrial base and national security. The plan also calls for a universal fee on all foreign-built commercial vessels calling at U.S. ports, to be assessed on the weight of the imported tonnage arriving on the vessel. This plan does not appear to impose fees on exports from the U.S., only on imports to the U.S.  The implementation and potential magnitude of these proposed fees, as well as any measures that other countries may adopt in response, are currently unknown.

Given the potential magnitude of the measures described above and the many uncertainties surrounding their implementation, it is not possible at this time to fully predict the ultimate financial impact. If the port fees are reimposed or other measures of the kind described above are implemented in a manner that applies to our vessels in any material respect, it could reduce our profitability, negatively impact our ability to compete effectively, and adversely affect our operations and financial results.

Freight and charterhire rates for drybulk carriers could decrease in the future, which may adversely affect our earnings.

A prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has been historically volatile. The drybulk charter market could experience future downturns.

Shipping capacity supply and demand strongly influences freight rates. Factors that influence demand include demand for and production of drybulk products; global and regional economic and political conditions, including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts; the distance drybulk cargo is to be moved by sea; environmental and other regulatory developments; events impacting production of the commodities that we carry; and changes in seaborne and other transportation patterns. These factors, in turn, may be affected by changes in climate, which may include changes in sea level and adverse weather events. Factors that influence the supply of vessel capacity include the number of newbuilding orders and subsequent deliveries; shipyard capacity; port and canal congestion; scrapping of older vessels; vessel casualties; conversion of vessels to other uses; the number of vessels out of service (laid-up, drydocked, awaiting repairs or otherwise not available for hire); and environmental concerns and regulations.

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

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require us to evaluate our vessels for an impairment of their carrying amounts. We review events and changes in circumstances that would indicate that the carrying amount of the vessels might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates and earnings from the vessels. All of these items have been historically volatile.

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

Inflation could adversely affect our business and financial results by increasing the costs of labor and materials needed to operate our business. In an inflationary environment, depending on the drybulk industry and other economic conditions, we may be unable to raise our charter rates enough to offset the increasing costs of our operations, which would decrease our profit margins. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

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

In recent years, tensions have been rising between the U.S. and China as a result of significantly increased Chinese military flights into Taiwan’s air defense zone, U.S. claims that China tested a hypersonic missile, and the establishment of the AUKUS pact among Australia, the U.K., and the U.S. under which the U.S. is to assist Australia in developing a nuclear submarine program.  In addition, China imposed restrictions on the imports of coal and certain other products from Australia following Australia’s alignment with the U.S. on a number of issues, which China perceived as adverse to its interests. Developments around these restrictions are dynamic and uncertain. The escalation of such trade issues or tensions or development of any military conflict could interfere with shipping routes or disrupt markets. In addition, unfavorable weather conditions could disrupt our operations or require infrastructure adaptations or new or different investments for our vessels. Any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

At the end of 2023, Houthi rebels began to attack commercial vessels transiting the southern Red Sea and Gulf of Aden region. These attacks have continued in recent years, resulting in many shipping companies across the drybulk, tanker and container sectors electing to re-route their vessels around the Cape of Good Hope, increasing sailing distances. Shipowners continue to monitor the situation, which has included on and off cease-fire agreements. Certain container owners have begun to transit the area once again, albeit with gradual increases, while others have stated plans to continue to avoid the area while monitoring developments.

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

Compliance with emerging international environmental regulations, including the International Maritime Organization’s (“IMO”) draft net-zero framework, could result in increased operational costs and may materially impact our business. The recently agreed-upon draft targeting net-zero greenhouse gas emissions across the shipping industry by 2050 was set to be formally adopted in October 2025 before entry into force in 2027. However, discussions for potential formal adoption were deferred until October 2026, and it is uncertain if and when the framework will enter into force. This net-zero framework would be mandatory for large ocean-going ships over 5,000 gross tonnage, and includes a new fuel standard, emissions limits and a greenhouse gas pricing mechanism among its provisions. If adopted as currently proposed, compliance with this framework may require significant investments in emissions reduction technologies, adoption of new fuel types, and/or the payment of charges for greenhouse gas emissions that exceed IMO targets. These costs could materially increase our operating expenses.

The proliferation of uncoordinated regional and national carbon pricing schemes may create a fragmented regulatory environment, increasing our compliance burden and operational costs.

While the shipping industry has historically looked to the IMO for a uniform global regulatory framework, there is a growing trend toward regulatory fragmentation through the independent implementation of national and regional carbon taxing schemes. In Europe, shipping is now subject to the established EU ETS and FuelEU Maritime regulations, both of which impose significant costs and operational requirements. Furthermore, the UK ETS is scheduled to expand to include the maritime sector, creating additional overlapping requirements for vessels operating in British waters. Outside of Europe, several national carbon taxing measures have recently been announced, most notably by the governments of Djibouti and Gabon. While these nascent schemes currently apply a relatively small price to emissions from vessels calling in these countries, the trend toward localized taxation creates a complex and burdensome compliance landscape. This trend may be further exacerbated by the outcome of the IMO’s reconvened extraordinary session in October 2026. A prolonged lack of clarity at the IMO regarding a global carbon pricing system may result in these regional and national carbon taxing schemes becoming more difficult to repeal if and when a global framework enters into force. Such an environment of entrenched local frameworks could lead to overlapping or double taxation and a significant increase in compliance and administrative costs, which may have a material adverse impact on our business and financial condition.

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

Military actions, terrorist attacks, and other acts of violence may have an adverse effect on our business.

Military actions, terrorism, or other forms of violence may result in lower trading volumes, decreased demand for drybulk cargo, or damage to or destruction of our vessels.  Such acts may result in temporary increases in shipping rates as vessels are rerouted, which may result in declines in shipping rates after such acts cease.  Any of the foregoing could have a material adverse impact on our business, results of operation, financial condition, and ability to pay dividends.

On February 24, 2022, Russia invaded Ukraine leading to a multi-year war and a continued humanitarian crisis. The impact on the drybulk market has been a redirection of cargo flows, volatile commodity prices, a greater emphasis on energy and food security and sanctions on various Russian entities and exports. The U.S., Europe and other countries have imposed unprecedented economic sanctions in response to Russian actions that could be increased with uncertain effects on the drybulk market and the world economy. The longer term impact of Russia’s war in Ukraine remains unknown, which may take some time to materialize. Russia and Ukraine export significant volumes of coal and grain cargoes. A reduction of these exports as well as the global effect of these reduced supplies may result in lower trade volumes, higher commodity prices, increased inflation, and demand destruction. U.S. officials have also warned of the increased possibility of Russian cyberattacks, which could disrupt the operations of businesses involved in the drybulk industry, including ours. The scope or intensity of this or other conflicts, including the Israel-Hamas war, the Houthi conflict in the Red Sea, and other conflicts in the Middle East or Venezuela, as well as sanctions and other actions undertaken in response to it could increase, potentially having negative effects on the global economy and markets.

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

All of our charters with customers prohibit our vessels from entering any countries or conducting any trade prohibited by the U.S. However, on such customers’ instructions, our vessels could call on ports in countries subject to sanctions or embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism, such as Iran, Sudan and Syria. Moreover, the ongoing war in Ukraine could result in the imposition of further economic sanctions by the U.S. and the European Union against Russia. Current or future counterparties of ours may be affiliated with persons or entities that are or may be subject to sanctions imposed by the governments of the U.S., European Union, or other international bodies. Any violation of sanctions or embargoes could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. Additionally, some investors may decide to divest their interest, or not to invest, in us simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. War, terrorism, civil unrest and governmental actions in these and surrounding countries may adversely affect investor perception of the value of our common stock.

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

We operate a large portion of our vessels on spot market voyage charters, which generally require the vessel owner to bear the cost of fuel in the form of bunkers, a significant operating expense.  Depending on the timing of increases in the price of fuel and market conditions, we may be unable to pass along fuel price increases to our customers. Geopolitical events, such as conflicts in the Middle East or Venezuela, may result in fuel price increases. In standard time charter arrangements, under which the balance of our vessels operate, the charterer bears the cost of fuel bunkers.  At the commencement of a charter, the charterer purchases fuel from us at then-prevailing market rates, and we must repurchase fuel at that same initial rate when the charterer redelivers the vessel to us. Market rates at the time the charterer redelivers the vessel may be more or less than the prevailing market rates at the commencement of the charter.  In certain of our short-term time charter agreements, we sell the charterer the amount of the bunkers actually consumed and the charterer is required to redeliver the vessel to us without replenishment of the bunkers consumed. The date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable, and therefore, these arrangements could result in losses or reductions in working capital that are beyond our control.

As part of our approach to comply with IMO regulations that limit sulfur emissions, we retrofitted our Capesize vessels with scrubbers. The performance of our investment in scrubbers depends in part upon the fuel spread between compliant low sulfur fuel and high sulfur fuel. Any decrease in the spread between these two fuel types could reduce the return for this investment. In addition, certain countries have imposed regulations regarding the operations of scrubbers. These restrictions could become more restrictive or widespread, and we may be further limited in or prevented from operating scrubbers on our vessels as a result. To the extent we cannot operate scrubbers on our vessels, we would no longer be able to recover our investment in scrubbers and would have to use low sulfur fuel instead. Low sulfur fuel, which we currently use in our minor bulk fleet, is more expensive than standard marine fuel. Increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in further increases, which we may not be able to include in our freight rates.

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

We operate our vessels in markets that exhibit seasonal variations in demand and freight and charter rates.  This seasonality may result in quarterly volatility in our operating results, depending on when and whether we enter into time charters or trade on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended March 31 and June 30, and conversely, our revenue could be stronger during the quarters ended September 30 and December 31.  This seasonality could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We are currently subject to a proxy contest seeking to replace all members of our Board of Directors, which could disrupt our business and adversely affect our results of operations.

A stockholder has commenced a proxy contest in connection with the election of directors at our upcoming annual meeting. The proxy contest has required, and is expected to continue to require, significant time and attention from our management and Board of Directors and has resulted in, and may continue to result in, substantial legal, advisory, and other professional fees.

The proxy contest and related public communications may create uncertainty regarding the Company’s strategic direction and governance, adversely affect our relationships with employees, customers, and other stakeholders, and result in increased volatility in the market price of our common stock. The outcome of the proxy contest is uncertain, and there can be no assurance regarding the composition of our Board of Directors following the annual meeting.

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

For the year ended December 31, 2025, approximately 43% of our revenues were derived from ten charterers.  While we are seeking to expand customer relationships with cargo providers, this may not sufficiently diversify our customer base to mitigate this risk. If we were to lose any of our major customers or if any of them significantly reduced use of our services or were unable to make payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

We are subject to market risks relating to changes in Secured Overnight Financing Rate (“SOFR”) because we have significant amounts of floating rate debt outstanding. If SOFR or any alternative reference rate were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition, and ability to pay dividends.

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

We may not be able to compete for charters with companies with greater resources in the drybulk industry.

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

Our future growth depends on a number of factors, some of which we cannot control.  These factors include our ability to identify vessels for acquisition; consummate acquisitions or establish joint ventures on favorable terms; integrate acquired vessels successfully with our existing operations; expand our customer base; and obtain required financing for our existing and new operations. As of December 31, 2025, we had $400 million of availability under our credit facility. These limitations place restrictions on financing that we could use for our growth.

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

Based on the ownership and trading of our stock in 2025 and 2024, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2025 and 2024. If we do not qualify for the Section 883 exemption, our U.S. source shipping income, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the U.S., would be subject to a 4% tax without allowance for deductions (the “U.S. gross transportation income tax”). We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2026 or future taxable years. Refer to Note 2 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information.

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

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. We cannot predict the outcome of any legislative proposals.

For example, on November 15, 2023, the Organization for Economic Cooperation and Development (OECD) announced that 145 countries and jurisdictions had signed on as members of the OECD/G20 Inclusive Framework on base erosion and profit shifting, which issued an outcome statement on July 11, 2023 describing a two-pillar framework to address the tax challenges arising from the digitalization of the economy. Pillar Two of that framework subjects certain multinational enterprises (MNEs) with consolidated revenues of at least 750 million euros to a minimum 15% tax rate. The framework also reallocates certain taxing rights over MNEs from their home countries to the markets where they have business activities and earn profits—regardless of whether the MNEs have a physical presence there.

While certain international shipping income is exempt from some or all provisions included in the agreement, the impact of these provisions is uncertain and may not become evident for some period of time. The U.S. has not implemented Pillar Two’s minimum tax and the Marshall Islands is not among the OECD/G20 framework’s signatories.

RISK FACTORS RELATED TO OUR COMMON STOCK

Our short-term shareholder rights agreement could prevent a potential acquisition of control of our Company, which could decrease the trading price of our common stock.

On October 1, 2025, we adopted a short-term shareholder rights agreement, which we amended on November 10, 2025 (the “Rights Agreement”) and expires on September 30, 2026. The Rights Agreement may discourage or prevent a change of control of the Company by, among other things, making it uneconomical for a third party to acquire us without the consent of our Board of Directors.

We believe the Rights Agreement protects our stockholders from coercive or otherwise unfair takeover tactics by effectively requiring those who seek to obtain control of us to negotiate with our Board and by providing our Board with more time to assess any acquisition of control. However, these provisions could apply even if an acquisition of control of the Company may be considered beneficial by some stockholders and could delay or prevent an acquisition of control that our Board determines is not in the best interests of our Company and our stockholders. The deterrent effect of the Rights Agreement could also adversely affect the price of our common stock.

Because we are a foreign corporation, you may not have the same rights or protections that a shareholder in a U.S. corporation may have.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law and may make it more difficult for our shareholders to protect their interests.  Our corporate affairs are governed by our amended and restated articles of incorporation and by-laws and the Marshall Islands Business Corporations Act (BCA).  The provisions of the BCA resemble provisions of the corporation laws of a number of states in the U.S., and the BCA specifically incorporates the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions. However, the rights and fiduciary responsibilities of directors and shareholder rights are not as clearly established under Marshall Islands law as they are in certain U.S. jurisdictions, and there have been few judicial cases in the Marshall Islands interpreting the BCA. As a result, it may be difficult for our shareholders to protect their interests.

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

We may require additional capital to expand our business and increase revenues, add liquidity in response to negative economic conditions, meet unexpected liquidity needs, or reduce our outstanding debt. To the extent our existing capital and borrowing capabilities are insufficient, we will need to raise additional funds through debt or equity financings, including offerings of our common stock, securities convertible into our common stock, or rights to acquire our common stock or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences, and privileges that are senior to those of our common stock. To the extent an existing shareholder does not purchase shares of voting stock, that shareholder’s interest in our company will be diluted, representing a smaller percentage of the vote in our Board of Directors’ elections and other shareholder decisions. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

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

Our Chief Financial Officer, our Internal Audit Director and our external Information Technology department are primarily responsible to assess and manage material risks from cybersecurity threats and oversee key cybersecurity policies and processes. They are informed about policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Chief Information Manager of our Information Technology department has 37 years of experience in the design, implementation, and support of information technology infrastructures with significant expertise in information technology forensics. He is assisted by two network engineers with 28 years of information technology experience with a focus on information technology forensics.

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

ITEM 2. PROPERTIES

We do not own any real property.  Under our lease with the over-landlord for our main office in New York, the monthly base rental payments were $0.2 million per month from May 1, 2023 to September 30, 2025.

On October 14, 2024, we entered into a lease agreement to extend our current lease agreement for our main office which commenced on October 1, 2025 until July 31, 2036, with a free base rental period until August, 2027. Following the expiration of the free base rental period, the monthly base rental payments will be $0.07 million until the end of the lease term.

Future minimum rental payments on the above lease are as follows: $0 for 2026, $0.3 million for 2027, $0.8 million for each year from 2028 through 2030 and $4.9 million thereafter.

On June 14, 2019, we entered into a sublease agreement for a portion of this leased space for our main office in New York, New York that commenced on July 26, 2019 and ended on September 29, 2025.  There was a free base rental period for the first four and a half months commencing on July 26, 2019.  Following the expiration of the free base rental period, the monthly base sublease income was $0.1 million per month until September 29, 2025.

In addition, we signed a lease for an office space in Singapore effective January 17, 2019 for a three-year term, which was most recently extended on January 17, 2026 for a three-year term.

Lastly, we signed a lease for a new office space in Copenhagen effective January 1, 2023 with a current minimum period ending August 2026.

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report. As of December 31, 2025, 41 of the 43 vessels in our fleet served as collateral under our credit facility. Please see “Liquidity and Capital Resources” and “Critical Accounting Policies — Vessels and Depreciation” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a further description. The foregoing descriptions are incorporated into this Item 2 by reference.

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

As of February 18, 2026, there were approximately 12 holders of record of our common stock.

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

The MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 21, 2025.

We are a Marshall Islands company that transports iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk carrier vessels.  After the expected delivery of two Newcastlemax vessels during March 2026 that we have agreed to acquire, our fleet will consist of 45 drybulk vessels, including two Newcastlemax and 17 Capesize vessels and 15 Ultramax and 11 Supramax vessels with an aggregate carrying capacity of approximately 5,044,000 deadweight tons (“dwt”) and an average age of approximately 12.7 years, pro forma for agreed-upon acquisitions.  We seek to deploy our vessels on time charters, spot market voyage charters, spot market-related time charters or in vessel pools trading in the spot market, to reputable charterers.  The majority of the vessels in our current fleet are presently engaged under time charter, spot market voyage charters and spot market-related time charters that expire (assuming the option periods in the time charters are not exercised) between February 2026 and March 2027.

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

These requirements are discussed above under “Item 1 – Environmental and Other Regulations – Greenhouse Gas Regulations.”

Vessel Acquisitions and Sales

Acquisitions

On November 15, 2025, we entered into agreements to acquire two 2020-built 208,000 dwt scrubber-fitted Newcastlemax vessels for a total purchase price of $145.5 million. We drew down $30 million on our $600 Million Revolver on November 20, 2025 in part to fund the $14.6 million deposit made on November 24, 2025, which is being held in an escrow account until we take delivery of the vessels. We expect to take delivery of these two vessels during March 2026 and we expect to fund the remainder of the purchase price with cash on hand and a drawdown on our $600 Million Revolver.

On July 10, 2025, we entered into an agreement to acquire a vessel that was renamed the Genco Courageous, a 2020-built, 182,000 dwt scrubber-fitted Capesize vessel, for a purchase price of $63.6 million. The vessel was delivered on October 15, 2025. We drew down $10 million on our $500 Million Revolver on June 26, 2025 in part to fund the $6.4 million deposit made on July 23, 2025. For the remainder of the purchase price, we drew down $60 million on our $600 Million Revolver on September 16, 2025 to finance the purchase.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2025 and 2024 on a consolidated basis.

	For the Year Ended
	December 31,		Increase
	2025	2024	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	5,917.9	6,079.3	(161.4)	(2.7)%
Panamax	—	—	—	—%
Ultramax	5,475.0	5,490.0	(15.0)	(0.3)%
Supramax	4,015.0	4,212.3	(197.3)	(4.7)%

Total	15,407.9	15,781.6	(373.7)	(2.4)%

Chartered-in days (2)
Capesize	—	—	—	—%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	385.8	271.7	114.1	42.0%
Supramax	161.6	193.4	(31.8)	(16.4)%

Total	547.4	531.3	16.1	3.0%

Available days (owned & chartered-in fleet) (3)
Capesize	5,221.5	5,785.7	(564.2)	(9.8)%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	5,700.1	5,527.8	172.3	3.1%
Supramax	3,863.6	4,175.6	(312.0)	(7.5)%

Total	14,785.2	15,555.3	(770.1)	(5.0)%

Available days (owned fleet) (4)
Capesize	5,221.5	5,785.7	(564.2)	(9.8)%
Panamax	—	—	—	—%
Ultramax	5,314.3	5,256.1	58.2	1.1%
Supramax	3,702.0	3,982.2	(280.2)	(7.0)%

Total	14,237.8	15,024.0	(786.2)	(5.2)%

Operating days (5)
Capesize	5,146.2	5,707.6	(561.4)	(9.8)%
Panamax	—	66.2	(66.2)	(100.0)%
Ultramax	5,650.9	5,476.8	174.1	3.2%
Supramax	3,851.6	4,105.4	(253.8)	(6.2)%

Total	14,648.7	15,356.0	(707.3)	(4.6)%

Fleet utilization (6)
Capesize	97.5%	95.1%	2.4%	2.5%
Panamax	—%	100.0%	(100.0)%	(100.0)%
Ultramax	98.7%	98.5%	0.2%	0.2%
Supramax	99.1%	96.9%	2.2%	2.3%

Fleet average	98.4%	96.8%	1.6%	1.7%

	For the Year Ended
	December 31,		Increase
	2025	2024	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Capesize	$19,210	$26,699	$(7,489)	(28.0)%
Panamax	—	—	—	—%
Ultramax	13,966	15,089	(1,123)	(7.4)%
Supramax	12,477	13,338	(861)	(6.5)%

Fleet average	15,502	19,107	(3,605)	(18.9)%
Major bulk vessels	19,210	26,699	(7,489)	(28.0)%
Minor bulk vessels	13,355	14,351	(996)	(6.9)%

Daily vessel operating expenses (8)
Capesize	$6,725	$7,001	$(276)	(3.9)%
Panamax	—	—	—	—%
Ultramax	6,026	5,800	226	3.9%
Supramax	6,415	6,461	(46)	(0.7)%

Fleet average	6,395	6,440	(45)	(0.7)%
(1)	Ownership days. We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2)	Chartered-in days. We define chartered-in days as the aggregate number of days in a period during which we chartered-in third party vessels.

(3)	Available days (owned and chartered-in fleet). We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to familiarization upon acquisition, repairs or repairs under guarantee, vessel upgrades or special surveys. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(4)	Available days (owned fleet). We define available days for the owned fleet as available days less chartered-in days.

(5)	Operating days. We define operating days as the number of our total available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(6)	Fleet utilization. We calculate fleet utilization as the number of our operating days during a period divided by the number of ownership days plus chartered-in days less drydocking days.

(7)	Time Charter Equivalent (“TCE”). We define TCE rates as our voyage revenues less voyage expenses, charter-hire expenses, and realized gains or losses on fuel hedges, divided by the number of the available days of our owned fleet during the period. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	Entire Fleet		Major Bulk		Minor Bulk
	For the Year Ended		For the Year Ended		For the Year Ended
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Voyage revenues (in thousands)	$342,054	$423,016	$160,236	$224,250	$181,818	$198,766
Voyage expenses (in thousands)	115,321	126,960	59,932	69,763	55,389	57,197
Charter hire expenses (in thousands)	5,958	9,069	—	—	5,958	9,069
Realized (loss) gain on fuel hedges (in thousands)	(60)	78	—	—	(60)	78
	220,715	287,065	100,304	154,487	120,411	132,578
Total available days for owned fleet	14,238	15,024	5,222	5,786	9,016	9,238
Total TCE rate	$15,502	$19,107	$19,210	$26,699	$13,355	$14,351

(8)	Daily vessel operating expenses. We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following tables represent the operating data and certain balance sheet and other data as of and for the years ended December 31, 2025 and 2024 on a consolidated basis.

	For the Years Ended December 31,
	2025	2024	Change	% Change
Income Statement Data:
(U.S. Dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$342,054	$423,016	$(80,962)	(19.1)%

Total revenues	342,054	423,016	(80,962)	(19.1)%

Operating Expenses:
Voyage expenses	115,321	126,960	(11,639)	(9.2)%
Vessel operating expenses	98,541	101,638	(3,097)	(3.0)%
Charter hire expenses	5,958	9,069	(3,111)	(34.3)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $7,046 and $5,850, respectively)	30,755	29,136	1,619	5.6%
Technical management expenses	5,198	4,643	555	12.0%
Depreciation and amortization	76,230	68,666	7,564	11.0%
Impairment of vessel assets	651	6,595	(5,944)	(90.1)%
Net gain on sale of vessels	—	(16,468)	16,468	(100.0)%
Other operating expense	1,930	5,728	(3,798)	(66.3)%

Total operating expenses	334,584	335,967	(1,383)	(0.4)%

Operating income	7,470	87,049	(79,579)	(91.4)%
Other expense, net	(11,985)	(10,553)	(1,432)	13.6%

Net (loss) income	(4,515)	76,496	(81,011)	(105.9)%
Less: Net (loss) income attributable to noncontrolling interest	(149)	95	(244)	(256.8)%
Net (loss) income attributable to Genco Shipping & Trading Limited	(4,366)	76,401	(80,767)	(105.7)%

Net (loss) earnings per share-basic	$(0.10)	$1.77	$(1.87)	(105.6)%
Net (loss) earnings per share-diluted	$(0.10)	$1.75	$(1.85)	(105.7)%
Weighted average common shares outstanding-basic	43,373,304	43,054,459	318,845	0.7%
Weighted average common shares outstanding-diluted	43,373,304	43,650,499	(277,195)	(0.6)%

	For the Years Ended December 31,
	2025	2024	Change	% Change
Balance Sheet Data:
(U.S. Dollars in thousands, at end of period)
Cash, including restricted cash	$55,540	$44,005	$11,535	26.2%
Total assets	1,138,108	1,056,602	81,506	7.7%
Total debt (long-term, net of deferred financing fees)	189,080	82,175	106,905	130.1%
Total equity	897,820	928,228	(30,408)	(3.3)%

Other Data:
(U.S. Dollars in thousands)
Net cash provided by operating activities	$31,890	$126,849	$(94,959)	(74.9)%
Net cash (used in) provided by investing activities	(91,571)	47,848	(139,419)	(291.4)%
Net cash provided by (used in) financing activities	71,216	(177,549)	248,765	(140.1)%

EBITDA (1)	$82,640	$155,386	$(72,746)	(46.8)%
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

	For the Year Ended
	December 31,
	2025	2024
Net (loss) income attributable to Genco Shipping & Trading Limited	$(4,366)	$76,401
Net interest expense	10,776	10,319
Income tax expense	—	—
Depreciation and amortization	76,230	68,666

EBITDA (1)	$82,640	$155,386

Results of Operations

VOYAGE REVENUES-

Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate, the type of fixture our vessels are chartered on (spot market voyage charters or fixed rate time charters), and the amount of daily charterhire or freight rates that our vessels earn, that, in turn, are affected by a number of factors, including:

●	the duration of our charters;

●	our decisions relating to vessel acquisitions and disposals;

●	the amount of time that we spend positioning our vessels;

●	the amount of offhire time that our vessels spend in repositioning for and undergoing drydock repairs, which was higher during 2025 due to a greater number of scheduled drydockings;

●	maintenance and upgrade work;

●	the age, condition and specifications of our vessels;

●	levels of supply and demand in the drybulk shipping industry; and

●	other factors affecting spot market charter rates for drybulk carriers.

During 2025, voyage revenues decreased by $80.9 million, or 19.1%, to $342.1 million as compared to $423.0 million during 2024. The decrease in voyage revenues was primarily due to lower rates earned by our major and minor bulk vessels, the operation of a smaller fleet and additional drydocking days during 2025. During 2025, the drybulk freight market experienced a softer first half of the year before strengthening in the second half of the year driven by record Brazilian iron ore exports, improved coal shipments to China and strong Chinese commodity demand. At the beginning of 2026, freight rates have been impacted by various seasonal factors, including weather related disruptions affecting seaborne cargo availability, the frontloaded nature of the newbuilding orderbook, and the timing of the Chinese

New Year. These factors have impacted the supply and demand balance leading to reduced freight rates relative to levels seen at the end of 2025; however, freight rates are at firm levels for this time of year.

The average Time Charter Equivalent, or TCE rate, of our overall fleet decreased by 18.9% to $15,502 a day during 2025 from $19,107 a day during 2024. The TCE for our major bulk vessels decreased by 28.0% from $26,699 a day during 2024 to $19,210 a day during 2025. This decrease was primarily a result of lower rates achieved by our Capesize vessels. The TCE for our minor bulk vessels decreased by 6.9% from $14,351 a day during 2024 to $13,355 a day during 2025 primarily a result of lower rates achieved by our Ultramax and Supramax vessels.

Total ownership days decreased from 15,781.6 days during 2024 to 15,407.9 days during 2025 due to the sale of four Capesize vessels and one Supramax vessel during 2024, partially offset by the delivery of one Capesize vessel during the fourth quarter of 2024 and one Capesize vessel during the fourth quarter of 2025.  Fleet utilization increased from 96.8% during 2024 to 98.4% during 2025.

Please see pages 7 - 8 for a table that sets forth information about the current employment of the vessels in our fleet.

VOYAGE EXPENSES-

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance, which are recorded as part of vessel operating expenses, are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. There are certain other non-specified voyage expenses such as commissions which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on spot market voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  Voyage expenses also include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement. Additionally, we may record lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements.

Voyage expenses were $115.3 million and $127.0 million during 2025 and 2024, respectively. This decrease was primarily due to lower bunker consumption on our Capesize vessels due to additional drydocking days during 2025 as well lower bunker prices. Additionally, there was a decrease in bunker consumption during short-term time charters pursuant to the terms of the time charter agreement during 2025 as compared to 2024.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased by $3.1 million from $101.6 million during 2024 to $98.5 million during 2025. This decrease was primarily due to the operation of a smaller fleet.

Average daily vessel operating expenses (“DVOE”) for our fleet decreased marginally to $6,395 per vessel per day during 2025 from $6,440 per vessel per day during 2024, primarily due to the timing of purchase of stores, lower insurance costs and lower repairs and maintenance expenses, partially offset by higher crew costs and the timing of the purchase of spares.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Ukraine, the Israel-Hamas war, and the Houthi conflict in the Red Sea, and other conflicts in the Middle East or Venezuela, among other potential macroeconomic events, are unpredictable, and the actual amount of DVOE could be higher or lower than budgeted as a result.

Based on estimates provided by GSSM, our DVOE budget for the full year of 2026 is expected to be $6,500 per vessel per day. The potential impacts of various macroeconomic events, including but not limited to the war in Ukraine, the Israel-Hamas war, the Houthi conflict in the Red Sea, and other conflicts in the Middle East or Venezuela, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $3.1 million from $9.1 million during 2024 to $6.0 million during 2025. The decrease was primarily due to a decrease in hire rates, partially offset by an increase in chartered-in days.

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

General and administrative expenses increased by $1.7 million from $29.1 million during 2024 to $30.8 million during 2025. The increase was primarily due to higher nonvested stock amortization expense and higher legal and professional fees.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management fees were $5.2 million and $4.6 million during 2025 and 2024, respectively.  The variance was due to the timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value.

Depreciation and amortization expenses increased by $7.5 million from $68.7 million during 2024 to $76.2 million during 2025. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2024 and 2025. Additionally, there was an increase in vessel depreciation expense for the Genco Intrepid and Genco Courageous which were delivered during the fourth quarter of 2024 and 2025, respectively, partially offset by a decrease in vessel depreciation for the Genco Warrior and Genco Hadrian which were sold during the second half of 2024.

IMPAIRMENT OF VESSEL ASSETS-

Impairment of vessels assets decreased by $5.9 million from $6.6 million during 2024 to $0.7 million during 2025. During 2025, we recorded $0.7 million of impairment of vessel assets related to the loss on disposal of replaced equipment on certain vessels. During 2024, were recorded $6.6 million of impairment of vessel assets that included $5.6 million impairment losses for the Genco Hadrian, a Capesize vessel, which was impaired during the second quarter of

2024. Additionally, during 2024, we recorded $1.0 million of losses related to the disposal of replaced equipment on certain vessels.

Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the impairment of the vessels.

NET GAIN ON SALE OF VESSELS-

During 2024, we recorded a net gain on sale of vessels of $16.5 million related primarily to the gains on the sale of the Genco Warrior, the Genco Claudius and the Genco Maximus partially offset by losses on the sale of the Genco Commodus and the Genco Hadrian. There were no vessel sales during 2025.

Refer to Note 5 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for further information regarding the sale of these vessels.

OTHER OPERATING EXPENSE-

Other operating expense of $1.9 million and $5.7 million recorded during 2025 and 2024, respectively, consists of costs incremental to routine expenses that were incurred related to our 2026 Annual Meeting of Shareholders and our 2024 Annual Meeting of Shareholders, respectively.

OTHER (EXPENSE) INCOME-

INTEREST EXPENSE-

Interest expense decreased by $1.0 million from $13.3 million during 2024 to $12.3 million during 2025. Interest expense during 2025 and 2024 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The decrease was primarily due to lower outstanding debt during 2025 as compared to 2024, as well as lower interest rates. This decrease was partially offset by an increase in interest expense as a result of lower settlement payments received under our interest rate cap agreements due to the expiration of these agreements during the first quarter of 2024. There were no interest rate cap agreements during the twelve months ended December 31, 2025. Refer to Note 8 — Debt in the Consolidated Financial Statements for information regarding our credit facilities.

INTEREST INCOME-

Interest income decreased by $1.5 million from $3.0 million during 2024 to $1.5 million during 2025 primarily due to lower interest income earned on our cash and cash equivalents.

LOSS ON DEBT EXTINGUISHMENT –

During 2025, we recorded $0.7 million related to the loss on the extinguishment of debt as a result of the refinancing of the $500 Million Revolver with the $600 Million Revolver on July 10, 2025. Refer to in Note 8 — Debt in our Consolidated Financial Statements.

OTHER EXPENSE-

Other expense was $0.5 million and $0.2 million during 2025 and 2024, respectively.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During 2025 and 2024, net (loss) income attributable to noncontrolling interest was ($0.1) million and $0.1 million, respectively, which is associated with the net (loss) income attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings and undrawn revolver availability, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $55.5 million as of December 31, 2025 in addition to the $400 million availability under the $600 Million Revolver as of December 31, 2025, which compares to a minimum liquidity requirement under our credit facility of approximately $21.5 million as of December 31, 2025. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $35.1 million and $33.2 million during 2026 and 2027, respectively, the $131.0 remining payment for the purchase of the two Newcastlemax vessels expected to be delivered during the first quarter of 2026, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the U.S.-China trade dispute, the imposition of tariffs, the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, other conflicts in the Middle East or Venezuela, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of December 31, 2025, there are no mandatory debt repayments due until we must repay $200 million in 2030. Nonetheless, we intend to continue to pay down debt on a voluntary basis.

As of December 31, 2025, the $600 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the U.S.-China trade dispute, the imposition if tariffs, the war in Ukraine, the Houthi conflict in the Red Sea, the Israel-Hamas war, other conflicts in the Middle East or Venezuela, and the trajectory of China’s economic recovery and stimulus measures.  We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions. We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

On July 10, 2025, we entered into a fifth amendment to amend, extend and upsize our existing $500 Million Revolver and implement the $600 Million Revolver. The amended structure consists of a $600 million revolving credit facility which can be utilized to support growth of our asset base, as well as general corporate purposes. Refer to Note 8 — Debt in our Consolidated Financial Statements for further details regarding the terms of the $600 Million Revolver, which information is incorporated herein by reference.

As of December 31, 2025, we were in compliance with all financial covenants under the $600 Million Revolver.

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

On February 17, 2026, we announced a quarterly dividend of $0.50 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

In connection with our comprehensive value strategy, we have paid down additional indebtedness under our credit facilities.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the war in Ukraine, the Israel-Hamas war, the Houthi conflict in the Red Sea, other conflicts in the Middle East or Venezuela, and related economic conditions may result in our suspension, reduction, or termination of future quarterly dividends.

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

Cash Flows

Net cash provided by operating activities for the years ended December 31, 2025 and 2024 was $31.9 million and $126.8 million, respectively.  This decrease in cash provided by operating activities was primarily due to lower rates earned by our major and minor bulk vessels, as well as changes in working capital. Additionally, there was an increase in drydocking costs incurred during 2025 as compared to 2024.

Net cash (used in) provided by investing activities during the years ended December 31, 2025 and 2024 was ($91.6) million and $47.8 million, respectively. This fluctuation was primarily a result of $103.4 million of net proceeds from the sale of the Genco Commodus, the Genco Claudius, the Genco Maximus, the Genco Warrior and the Genco Hadrian during 2024. Additionally, there was a $35.6 million increase in the purchase of vessel assets due to the purchase of the Genco Courageous that was delivered on October 15, 2025, as well as deposits made for two Newcastlemax vessels that we agreed to purchase on November 15, 2025, as compared to the purchase of the Genco Intrepid that was delivered on October 23, 2024.

Net cash provided by (used in) financing activities during the years ended December 31, 2025 and 2024 was $71.2 million and ($177.5) million, respectively. On July 10, 2025, the $500 Million Revolver was refinanced with the $600 Million Revolver. As part of the debt modification, $15.3 million was settled amongst the lenders of the $500 Million Revolver and $600 Million Revolver. The fluctuation is primarily due to a $130.0 million decrease in debt repayments made under our $500 Million Revolver during 2025 as compared to 2024. Additionally, during 2025, the Company made drawdowns of $100.0 million and $10.0 million on the $600 Million Revolver and the $500 Million Revolver, respectively, as compared to $20.0 million on the $500 Million Revolver during 2024. Additionally, there was a $34.7 million decrease in the payment of dividends during 2025 as compared to 2024. These decreases were partially offset by a $5.9 million increase in the payment of deferred financing costs during 2025 related to the $600 Million Revolver.

Credit Facilities

On July 10, 2025, the Company entered into a fifth amendment to amend, extend and upsize its existing $500 Million Revolver. The amended structure consists of a $600 million revolving credit facility (the “$600 Million Revolver”) which can be utilized to support growth of its asset base, as well as general corporate purposes. The $100 million debt outstanding under the $500 Million Revolver was transferred to the $600 Million Revolver on July 10, 2025.

Interest Rate Swap Agreements, Forward Freight Agreements and Currency Swap Agreements

During the first quarter of 2024, our last remaining interest rate cap agreement that we used to manage interest costs and the risk associated with changing interest rates expired. Such agreements cap the borrowing rate on our variable debt to provide a hedge against the risk of rising rates. At December 31, 2025, the total notional principal amount of the interest rate cap agreements was $0.

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

As part of our business strategy, we may also enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of December 31, 2025 and 2024.

Interest Rates

The effective interest rate for the years ended December 31, 2025 and 2024 include interest rates associated with the interest expense for our various credit facilities, including the following: the $600 Million Revolver and the $500 Million Revolver (until the $500 Million Revolver was amended to become the $600 Million Revolver on July 10, 2025).

The effective interest rate for the aforementioned credit facilities, including the cost associated with unused commitment fees, if applicable, was 8.27% and 9.08% during 2025 and 2024, respectively.  The effective interest rate does not include the effect of any interest rate cap agreements. The interest rate on the debt, excluding unused commitment fees and any interest rate cap agreements, ranged from 5.53% to 6.24% and 6.24% to 7.24% during 2025 and 2024, respectively.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. After the expected delivery of two Newcastlemax vessels we have agreed to acquire, our fleet will consist of 45 drybulk vessels, including two Newcastlemax,17 Capesize vessels, 15 Ultramax and 11 Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2027 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

2026	$28.9	$4.6	$1.6	463
2027	$32.9	$—	$0.3	610

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

During 2025 and 2024, we incurred a total of $55.8 million and $20.6 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of 17 of our vessels during 2025. Additionally, the drydocking for two of our vessels began during the fourth quarter of 2025 and completed during the first quarter of 2026. We estimate that 11 of our vessels will be drydocked during 2026 and 14 of our vessels will by drydocked during 2027.

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

During the year ended December 31, 2025, we recorded an impairment loss of $0.7 million for the loss on disposal of replaced equipment on certain vessels. During the year ended December 31, 2024, we recorded $6.6 million of impairment expense, which includes $1.0 million related to the loss on disposal of replaced equipment on certain vessels.

During the year ended December 31, 2024, we recorded an impairment loss for the Genco Hadrian, one of our Capesize vessels. The sale of the Genco Hadrian was completed on October 4, 2024. Refer to Note 2 — Summary of Significant Accounting Policies in our Consolidated Financial Statements for further information regarding the impairment recorded during the years ended December 31, 2025 and 2024.

Under our credit facility, we regularly submit to the lenders’ valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our $600 Million Revolver as of December 31, 2025. Refer to Note 8 — Debt in our Consolidated Financial Statements for additional information. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $600 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present. As of December 31, 2025, two of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. As of December 31, 2024, eight of our Capesize vessels and four of our Ultramax vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on the analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as of December 31, 2025 and 2024, there were no impairment losses recorded for these vessels during 2025 and 2024.

The amount by which the carrying value at December 31, 2025 of two of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.5 million to $2.0 million per vessel, and $3.5 million on an aggregate fleet basis. Comparatively, the amount by which the carrying value at December 31, 2024 of eight of our Capesize vessels and four of our Ultramax vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.04 million to $6.9 million per vessel, and $38.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $1.8 million and $3.2 million as of December 31, 2025 and 2024, respectively. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of December 31, 2025 and 2024. Vessels have been grouped according to their collateralized status as of December 31, 2025 and does not include any vessels held for sale.

			Carrying Value (U.S.
			dollars in
			thousands) as of
		Year	December 31,	December 31,
Vessels	Year Built	Acquired	2025	2024
$600 Million Revolver
Genco Bear	2010	2010	$29,621	$30,910
Genco Wolf	2010	2010	30,129	31,303
Genco Lion	2012	2013	25,823	27,213
Genco Tiger	2011	2013	24,525	25,820
Genco Scorpion	2015	2015	19,512	20,429
Genco Mantis	2015	2015	19,686	20,663
Genco Hunter	2007	2007	6,662	7,112
Genco Aquitaine	2009	2010	7,526	7,888
Genco Ardennes	2009	2010	7,555	7,934
Genco Auvergne	2009	2010	7,586	7,947
Genco Bourgogne	2010	2010	8,105	8,522
Genco Brittany	2010	2010	8,131	8,314
Genco Languedoc	2010	2010	8,113	8,531
Genco Pyrenees	2010	2010	8,361	8,280
Genco Rhone	2011	2011	9,016	9,368
Genco Constantine	2008	2008	25,386	27,134
Genco Augustus	2007	2007	22,869	24,793
Genco London	2007	2007	23,924	25,328
Genco Titus	2007	2007	24,355	25,854
Genco Tiberius	2007	2007	22,658	24,598
Genco Hornet	2014	2014	18,197	19,177
Genco Wasp	2015	2015	18,442	19,421
Genco Endeavour	2015	2018	36,459	38,324
Genco Resolute	2015	2018	36,836	37,468
Genco Columbia	2016	2018	20,432	21,464
Genco Weatherly	2014	2018	16,524	17,427
Genco Liberty	2016	2018	38,639	40,326
Genco Defender	2016	2018	38,622	40,319
Genco Magic	2014	2020	12,659	13,258
Genco Vigilant	2015	2021	13,696	13,784
Genco Freedom	2015	2021	13,759	13,881
Genco Enterprise	2016	2021	17,377	18,187
Genco Madeleine	2014	2021	19,117	20,162
Genco Constellation	2017	2021	21,742	22,806
Genco Mayflower	2017	2021	22,081	23,165
Genco Laddey	2022	2022	26,271	27,305
Genco Mary	2022	2022	26,300	27,335
Genco Ranger	2016	2023	39,785	41,515
Genco Reliance	2016	2023	39,746	41,462
Genco Intrepid	2016	2024	47,605	47,511
Genco Courageous	2020	2025	63,552	—
Total			$927,384	$902,238

Unencumbered
Genco Picardy	2005	2010	6,035	6,433
Genco Predator	2005	2007	5,908	6,351
Total			$11,943	$12,784

Consolidated Total			$939,327	$915,022

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, net of costs to sell, we would record a loss in the amount of the difference. Refer to Note 2 — Summary of Significant Accounting Policies and Note 5 — Vessel Acquisitions and Dispositions in our Consolidated Financial Statements for information regarding the sale of vessel assets and the classification of vessel assets held for sale as of December 31, 2025 and 2024.

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

Impairment of long-lived assets

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, which may include events or changes in circumstances affecting the legal environment, the business climate, market value, extent or manner of use,  and physical condition of the vessel assets, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

When indicators of impairment are present and our estimate of future undiscounted cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

We determined that as of December 31, 2025, the future income streams expected to be earned by such vessels over their remaining operating lives and upon disposal on an undiscounted basis would be sufficient to recover their carrying values.  As of December 31, 2025, two of our Capesize vessels had indicators of impairment and the estimated future undiscounted cash flows for those Capesize vessels exceeded each of those vessels’ carrying values by a margin of approximately 34% of the carrying value. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 12 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2025.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on time charters or spot market voyage charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten-year historical one-year time charter average.  In addition, for our older vessels we evaluate the current market rate environment compared to the ten-year historical one-year time charter average and, if deemed necessary, adjust the rate to better reflect the expected future cash flows. It is reasonably possible that the estimate of undiscounted cash flows may change in the future due to changes in current rates which could adversely affect the average rates being utilized and could result in impairment of certain of our older vessels. It is also reasonably possible that vessels were not subject to impairment testing during 2025 because there was no indicator of impairment could be subject to such testing in the future.

Of the inputs that the Company uses for its impairment analysis, future charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines as follows:

	Percentage Decline
	at Which Point Impairment
	Would be Recorded
	As of	As of
	December 31,	December 31,
Vessel Class	2025	2024
Capesize	(13.2)%	(2.8)%
Ultramax (1)	N/A	(0.8)
Supramax (1)	N/A	N/A
(1)	There were no indicators of impairment for our Ultramax and Supramax vessels at December 31, 2025 and our Supramax vessels at December 31, 2024. As such, the aforementioned vessels were not subject to impairment testing as of the dates noted.

For our impairment analysis, we utilize the ten-year historical one-year time charter average, as well as considering the current rate environment, to project future charter rates, which we believe appropriately takes into account the volatility and highs and lows of the shipping cycle.  We note that the ten-year historical one-year time charter average includes historically low rates from 2016 that adversely affect the total average.

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2025 and 2024, respectively, were above or (below) the ten-year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten-
	Year Historical One-Year Time
	Charter Average
	(as percentage above/(below))
	For the Years Ended December 31,
Vessel Class	2025	2024
Capesize	18.7%	75.9%
Ultramax	3.6%	15.8%
Supramax	2.2%	13.0%

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

Although we believe that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. There can be no assurance as to how long charter rates and vessel values will remain at their current levels or whether they will change by any significant degree. Charter rates may remain at depressed levels for a prolonged period of time, which could adversely affect our revenue and profitability, and future assessments of vessel impairment.

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. During the years ended December 31, 2025 and 2024, we were subject to the following interest rates on the outstanding debt under our credit facilities (refer to Note 8 — Debt in our Consolidated Financial Statements for effective dates and termination dates for our credit facilities outlined below):

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

A 1% increase in SOFR would have resulted in an increase of $1.2 million in interest expense for the year ended December 31, 2025.

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

Genco Shipping & Trading Limited

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genco Shipping & Trading Limited and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Determination of Vessel Impairment Indicators – Refer to Note 2 of the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of vessel assets for impairment involves an initial assessment of each vessel asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of vessel assets are no longer recoverable. Total Vessels, net as of December 31, 2025 were $939 million.

Possible indicators of impairment may include but not limited to events or changes in circumstances affecting the legal environment, the business climate, market value, extent or manner of use, and physical condition of the vessel assets. When events or changes in circumstances exist, the Company evaluates its vessel assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each vessel asset to the respective carrying amount. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value.

The Company makes significant assumptions to evaluate vessel assets for possible indicators of impairment. Changes in these assumptions could have a significant impact on the vessel assets identified for further analysis. For the year ended December 31, 2025 there were impairment losses of $0.7 million recorded related to the loss on disposal of replaced equipment on certain vessels.

We identified the determination of impairment indicators for vessel assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of vessel assets may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of vessel assets for possible indicators of impairment included the following, among others:

●	We tested the effectiveness of the controls over management’s identification of events or changes in circumstances that may indicate that the carrying amounts of vessel assets are no longer recoverable, including controls over management’s assessment of the legal environment, the business climate, market value, extent or manner of use, and the physical condition of the vessel assets.
●	We evaluated management’s impairment analysis by:
o	Testing vessel assets for possible indicators of impairment, including searching for adverse asset-specific and/or market conditions.
o	Developing an independent expectation of certain impairment indicators and comparing such expectation to management’s analysis.
o	Considered the consistency of the assumptions used in the impairment indicators analysis with evidence obtained in other areas of the audit. This included, among others, 1) internal communications by management to the board of directors, and 2) external communications by management to analysts and investors.

/s/ Deloitte & Touche LLP

New York, New York
February 18, 2026 We have served as the Company’s auditor since 2005.

Genco Shipping & Trading Limited

Consolidated Balance Sheets as of December 31, 2025 and 2024

(U.S. Dollars in thousands, except for share and per share data)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$55,540	$43,690
Restricted cash	—	315
Due from charterers, net of a reserve of $519 and $1,620, respectively	14,284	21,376
Prepaid expenses and other current assets	14,053	10,375
Inventories	25,187	22,234
Total current assets	109,064	97,990

Noncurrent assets:
Vessels, net of accumulated depreciation of $372,525 and $322,807, respectively	939,327	915,022
Deposits on vessels	14,585	—
Deferred drydock, net of accumulated amortization of $29,389 and $33,610, respectively	62,389	30,048
Fixed assets, net of accumulated depreciation and amortization of $12,521 and $9,811, respectively	7,492	7,184
Operating lease right-of-use assets	5,251	6,358
Total noncurrent assets	1,029,044	958,612

Total assets	$1,138,108	$1,056,602

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$36,843	$34,492
Deferred revenue	8,826	4,665
Current operating lease liabilities	—	1,503
Total current liabilities:	45,669	40,660

Noncurrent liabilities:
Long-term operating lease liabilities	5,539	5,539
Long-term debt, net of deferred financing costs of $10,920 and $7,825, respectively	189,080	82,175
Total noncurrent liabilities	194,619	87,714

Total liabilities	240,288	128,374

Commitments and contingencies (Note 18)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 43,243,165 and 42,757,895 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	432	427
Additional paid-in capital	1,465,134	1,491,032
Accumulated deficit	(569,082)	(564,716)
Total Genco Shipping & Trading Limited shareholders’ equity	896,484	926,743
Noncontrolling interest	1,336	1,485
Total equity	897,820	928,228
Total liabilities and equity	$1,138,108	$1,056,602

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Voyage revenues	$342,054	$423,016	$383,825

Total revenues	342,054	423,016	383,825

Operating expenses:
Voyage expenses	115,321	126,960	142,971
Vessel operating expenses	98,541	101,638	97,093
Charter hire expenses	5,958	9,069	9,135
General and administrative expenses (inclusive of nonvested stock amortization expense of $7,046, $5,850 and $5,530, respectively)	30,755	29,136	28,268
Technical management expenses	5,198	4,643	4,021
Depreciation and amortization	76,230	68,666	66,465
Impairment of vessel assets	651	6,595	41,719
Net gain on sale of vessels	—	(16,468)	—
Other operating expense	1,930	5,728	—

Total operating expenses	334,584	335,967	389,672

Operating income (loss)	7,470	87,049	(5,847)

Other (expense) income:
Other expense	(531)	(234)	(396)
Interest income	1,484	2,978	2,667
Interest expense	(12,260)	(13,297)	(8,780)
Loss on debt extinguishment	(678)	—	—

Other expense, net	(11,985)	(10,553)	(6,509)

Net (loss) income	(4,515)	76,496	(12,356)
Less: Net (loss) income attributable to noncontrolling interest	(149)	95	514
Net (loss) income attributable to Genco Shipping & Trading Limited	$(4,366)	$76,401	$(12,870)

Net (loss) earnings per share-basic	$(0.10)	$1.77	$(0.30)
Net (loss) earnings per share-diluted	$(0.10)	$1.75	$(0.30)
Weighted average common shares outstanding-basic	43,373,304	43,054,459	42,766,262
Weighted average common shares outstanding-diluted	43,373,304	43,650,499	42,766,262

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31, 2025, 2024 and 2023

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2025	2024	2023

Net (loss) income	$(4,515)	$76,496	$(12,356)

Other comprehensive loss	—	(527)	(5,953)

Comprehensive (loss) income	$(4,515)	$75,969	$(18,309)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(149)	95	514
Comprehensive (loss) income attributable to Genco Shipping & Trading Limited	$(4,366)	$75,874	$(18,823)

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Equity

For the Years Ended December 31, 2025, 2024 and 2023

(U.S. Dollars in Thousands)

					Genco
					Shipping &
			Accumulated		Trading
		Additional	Other		Limited
	Common	Paid-in	Comprehensive	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Income	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2023	$423	$1,588,777	$6,480	$(628,247)	$967,433	$876	$968,309

Net (loss) income				(12,870)	(12,870)	514	(12,356)

Other comprehensive loss			(5,953)		(5,953)		(5,953)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)			—		—

Cash dividends declared ($0.95 per share)		(40,884)			(40,884)		(40,884)

Nonvested stock amortization		5,530			5,530		5,530

Balance — December 31, 2023	$425	$1,553,421	$527	$(641,117)	$913,256	$1,390	$914,646

Net income				76,401	76,401	95	76,496

Other comprehensive loss			(527)		(527)		(527)

Issuance of shares due to vesting of RSUs and exercise of options	2	(2)			—		—

Cash dividends declared ($1.57 per share)		(68,237)			(68,237)		(68,237)

Nonvested stock amortization		5,850			5,850		5,850

Balance — December 31, 2024	$427	$1,491,032	$—	$(564,716)	$926,743	$1,485	$928,228

Net loss				(4,366)	(4,366)	(149)	(4,515)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	5	(5)			—		—

Cash dividends declared ($0.75 per share)		(32,939)			(32,939)		(32,939)

Nonvested stock amortization		7,046			7,046		7,046

Balance — December 31, 2025	$432	$1,465,134	$—	$(569,082)	$896,484	$1,336	$897,820

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(4,515)	$76,496	$(12,356)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76,230	68,666	66,465
Amortization of deferred financing costs	2,204	2,006	1,779
Right-of-use asset amortization	1,107	1,438	1,450
Amortization of nonvested stock compensation expense	7,046	5,850	5,530
Impairment of vessel assets	651	6,595	41,719
Net gain on sale of vessels	—	(16,468)	—
Loss on debt extinguishment	678	—	—
Amortization of premium on derivatives	—	45	210
Insurance proceeds for protection and indemnity claims	103	286	269
Insurance proceeds for loss of hire claims	6	734	506
Change in assets and liabilities:
Decrease (increase) in due from charterers	7,092	(3,561)	7,518
Increase in prepaid expenses and other current assets	(4,685)	(2,504)	(4,767)
(Increase) decrease in inventories	(2,953)	4,515	(5,148)
Increase (decrease) in accounts payable and accrued expenses	2,068	9,612	(2,205)
Increase (decrease) in deferred revenue	4,161	(4,081)	3,788
Decrease in operating lease liabilities	(1,503)	(2,222)	(2,107)
Deferred drydock costs incurred	(55,800)	(20,558)	(10,867)
Net cash provided by operating activities	31,890	126,849	91,784

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(89,253)	(53,678)	(91,305)
Purchase of other fixed assets	(3,182)	(2,999)	(2,707)
Net proceeds from sale of vessels	—	103,379	—
Insurance proceeds for hull and machinery claims	864	1,146	2,388
Net cash (used in) provided by investing activities	(91,571)	47,848	(91,624)

Cash flows from financing activities:
Proceeds from the $600 Million Revolver	115,333	—	—
Proceeds from the $500 Million Revolver	10,000	20,000	209,750
Repayments on the $500 Million Revolver	(15,333)	(130,000)	(9,750)
Proceeds from the $450 Million Credit Facility	—	—	65,000
Repayments on the $450 Million Credit Facility	—	—	(236,000)
Cash dividends paid	(32,807)	(67,511)	(40,910)
Payment of deferred financing costs	(5,977)	(38)	(5,493)
Net cash provided by (used in) financing activities	71,216	(177,549)	(17,403)

Net increase (decrease) in cash, cash equivalents and restricted cash	11,535	(2,852)	(17,243)

Cash, cash equivalents and restricted cash at beginning of period	44,005	46,857	64,100
Cash, cash equivalents and restricted cash at end of period	$55,540	$44,005	$46,857

See accompanying notes to consolidated financial statements.

Genco Shipping & Trading Limited

(U.S. Dollars in Thousands, Except per Share Data)

Notes to Consolidated Financial Statements for the Years Ended December 31, 2025, 2024 and 2023

1 – GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Genco Shipping & Trading Limited (“GS&T”) and its direct and indirect subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels and operates in two reportable segments. Refer to Note 3 — Segment Reporting. GS&T is incorporated under the laws of the Marshall Islands and as of December 31, 2025, is the direct or indirect owner of all of the outstanding shares or limited liability company interests of the following subsidiaries: Genco Ship Management LLC; Genco Investments LLC; Genco Shipping Pte. Ltd.; Genco Shipping A/S; Baltic Trading Limited (“Baltic Trading”); and the ship-owning subsidiaries as set forth below under “Other General Information.”

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of December 31, 2025 and 2024, and was formed to provide ship management services to the Company’s vessels. As of December 31, 2025 and 2024, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

Management has determined that GSSM qualifies as a variable interest entity, and, when aggregating the variable interest held by the Company and Synergy, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact GSSM’s economic performance. Accordingly, the Company consolidates GSSM.

Other General Information

As of December 31, 2025, 2024 and 2023, the Company’s fleet consisted of 43, 42 and 46 vessels, respectively.

Below is the list of Company’s wholly owned ship-owning subsidiaries as of December 31, 2025:

Wholly Owned Subsidiaries	Vessel Acquired	Dwt	Delivery Date		Year Built

Genco Augustus Limited	Genco Augustus	180,151	8/17/07		2007
Genco Tiberius Limited	Genco Tiberius	175,874	8/28/07		2007
Genco London Limited	Genco London	177,833	9/28/07		2007
Genco Titus Limited	Genco Titus	177,729	11/15/07		2007
Genco Predator Limited	Genco Predator	55,407	12/20/07		2005
Genco Hunter Limited	Genco Hunter	58,729	12/20/07		2007
Genco Constantine Limited	Genco Constantine	180,183	2/21/08		2008
Genco Aquitaine Limited	Genco Aquitaine	57,981	8/18/10		2009
Genco Ardennes Limited	Genco Ardennes	58,014	8/31/10		2009
Genco Auvergne Limited	Genco Auvergne	58,020	8/16/10		2009
Genco Bourgogne Limited	Genco Bourgogne	58,018	8/24/10		2010
Genco Brittany Limited	Genco Brittany	58,014	9/23/10		2010
Genco Languedoc Limited	Genco Languedoc	58,018	9/29/10		2010
Genco Picardy Limited	Genco Picardy	55,255	8/16/10		2005
Genco Pyrenees Limited	Genco Pyrenees	58,018	8/10/10		2010
Genco Rhone Limited	Genco Rhone	58,018	3/29/11		2011
Genco Weatherly Limited	Genco Weatherly	61,556	7/26/18		2014
Genco Columbia Limited	Genco Columbia	60,294	9/10/18		2016
Genco Endeavour Limited	Genco Endeavour	181,057	8/15/18		2015
Genco Resolute Limited	Genco Resolute	181,060	8/14/18		2015
Genco Defender Limited	Genco Defender	180,021	9/6/18		2016
Genco Liberty Limited	Genco Liberty	180,032	9/11/18		2016
Genco Magic Limited	Genco Magic	63,443	12/23/20		2014
Genco Vigilant Limited	Genco Vigilant	63,498	1/28/21		2015
Genco Freedom Limited	Genco Freedom	63,667	2/2/21		2015
Genco Enterprise Limited	Genco Enterprise	63,472	8/23/21		2016
Genco Madeleine Limited	Genco Madeleine	63,163	8/23/21		2014
Genco Mayflower Limited	Genco Mayflower	63,304	8/24/21		2017
Genco Constellation Limited	Genco Constellation	63,310	9/3/21		2017
Genco Laddey Limited	Genco Laddey	61,303	1/6/22		2022
Genco Mary Limited	Genco Mary	61,304	1/6/22		2022
Genco Reliance Limited	Genco Reliance	181,146	11/21/23		2016
Genco Ranger Limited	Genco Ranger	180,882	11/27/23		2016
Genco Intrepid Limited	Genco Intrepid	180,007	10/23/24		2016
Genco Courageous Limited	Genco Courageous	182,868	10/15/25		2020
Baltic Lion Limited	Genco Lion	179,185	4/8/15	(1)	2012
Baltic Tiger Limited	Genco Tiger	179,185	4/8/15	(1)	2011
Genco Bear Limited	Genco Bear	177,717	5/14/10		2010
Genco Wolf Limited	Genco Wolf	177,752	10/14/10		2010
Genco Hornet Limited	Genco Hornet	63,574	10/29/14		2014
Genco Wasp Limited	Genco Wasp	63,389	1/2/2015		2015
Genco Scorpion Limited	Genco Scorpion	63,462	8/6/15		2015
Genco Mantis Limited	Genco Mantis	63,467	10/9/15		2015

(1)	The delivery date for these vessels represents the date that the vessel was purchased from Baltic Trading.

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

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$55,540	$43,690
Restricted cash – current	—	315

Cash, cash equivalents and restricted cash	$55,540	$44,005

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, including receivables for spot market voyages, net of the provision for doubtful accounts. At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables. Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims. As of December 31, 2025 and 2024, the Company had a reserve of $519 and $1,620, respectively, against the due from charterers balance and an additional accrual of $498 and $995, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded ($60), $78 and $202 of realized (losses) gains in other expense, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $6, ($8) and ($96) of unrealized gains (losses) in other expense, respectively.

There were no bunker swap agreements or forward fuel purchase agreements in an asset position as of December 31, 2025 and 2024. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of December 31, 2025 and 2024 was $0 and $6, respectively, and are recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Inventories

Inventories consist of consumable bunkers and lubricants that are stated at the lower of cost and net realizable value. Cost is determined by the first in, first out method.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2025 and 2024 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities. See Note 10 — Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost that is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the years ended December 31, 2025, 2024 and 2023 was $50,002, $48,165 and $50,525, respectively.

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

Amortization expense for drydocking for the years ended December 31, 2025, 2024 and 2023 was $23,459, $17,916 and $13,253, respectively, and is included in Depreciation and amortization in the Consolidated Statements of Operations. All other costs incurred during drydocking are expensed as incurred, with the exception of other capitalized costs incurred related to vessel assets and vessel equipment.

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

Depreciation and amortization expense for fixed assets for the years ended December 31, 2025, 2024 and 2023 was $2,769, $2,585 and $2,687, respectively.

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

Equity

On October 1, 2025, the Company entered into a Shareholders Rights Agreement (the “Rights Agreement”) with Computershare Inc., as rights agent, which was amended on November 10, 2025. In connection therewith, the Board of Directors of the Company (the “Board”) declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock, $0.01 per share (the “Common Stock”). The dividend was payable on October 13, 2025 to shareholders of record as of the close of business on such date (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Rights Agreement) when the rights become exercisable. The Rights will expire at 5:00 P.M., New York City time on September 30, 2026, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Board.

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

The Company records time charter revenues, including spot market-related time charters, over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement beginning when the vessel is delivered to the charterer until it is redelivered back to the Company. The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each respective billing period. As such, the revenue earned by the Company’s vessels that are on spot market-related time charters is subject to fluctuations of the spot market. Time charter contracts, including spot market-related time charters, are considered operating leases and therefore do not fall under the scope of ASC 606 — Revenue from Contracts with Customers (“ASC 606”) because (i) the vessel is an identifiable asset; (ii) the Company does not have substantive substitution rights; and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives economic benefit from such use.

The Company has identified that time charter agreements, including fixed rate time charters and spot market-related time charters, contain a lease in accordance with ASC 842 — Leases (Topic 842) (“ASC 842”). Refer to Note 14 — Voyage Revenues for further discussion.

Spot market voyage charters

In a spot market voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. The contract generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the years ended December 31, 2025, 2024 and 2023 is not a material percentage of the Company’s revenues.

Revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. The Company expects to complete its performance obligation generally within one year of the payment date and has elected the short-term contract disclosure exemption under ASC 606. Due to the short-term nature of the Company’s contracts, deferred revenue as of December 31, 2024 was recognized during the year ended December 31, 2025.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance, which are recorded as part of vessel operating expenses, are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. Refer to Note 14 — Voyage Revenues for further discussion of the accounting for fuel expenses for spot market voyage charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net loss of $690, $509 and $168 during the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses. Vessel operating expenses are recognized when incurred.

Charter hire expenses

The costs to charter-in third party vessels, which primarily include the daily charter hire rate net of commissions, are recorded as Charter hire expenses. The Company recorded $5,958, $9,069 and $9,135 of charter hire expenses during the years ended December 31, 2025, 2024 and 2023, respectively.

Technical management expenses

Technical management expenses include the direct costs, including operating costs, incurred by GSSM for the technical management of the vessels under its management.

Impairment of long-lived assets

During the years ended December 31, 2025, 2024 and 2023, the Company recorded $651, $6,595 and $41,719 related to the impairment of vessel assets in accordance with ASC 360 — “Property, Plant and Equipment” (“ASC 360”), respectively. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, which may include events or changes in circumstances affecting the legal environment, the business climate, market value, extent or manner of use, and physical condition of the vessel assets, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets. Included in the impairment expense recorded during the years ended December 31, 2025, 2024 and 2023, there was $651, $961 and $0, respectively, recorded related to the loss on disposal of replaced equipment on certain vessels.

When the Company performs its analysis of the anticipated undiscounted future net cash flows, the Company utilizes various assumptions based on historical trends. Specifically, the Company utilizes the rates currently in effect for the duration of their current time charters or spot market voyage charters, without assuming additional profit sharing.  For periods of time during which the Company’s vessels are not fixed on time charters or spot market voyage charters, the Company utilizes an estimated daily time charter equivalent for the vessels’ unfixed days based on the most recent ten-year historical one-year time charter average.  In addition, for our older vessels, the Company evaluates the current market rate environment compared to the ten-year historical one-year time charter average and, if deemed necessary, will adjust the rate to better reflect the expected future cash flows. The projected undiscounted future net cash flows are determined by considering the future voyage revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage and address commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and required capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $400 per light weight ton, consistent with the Company’s depreciation policy during 2025.

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

On November 14, 2023, the Company entered into an agreement to sell the Genco Commodus, a 2009-built Capesize vessel, to a third party for $19,500 less a 1.0% commission payable to a third party. Additionally, on December 21, 2023, the Company entered into agreements to sell the Genco Claudius, a 2010-built Capesize vessel, to a third party for $18,500 less a 1.0% commission payable to a third party and the Genco Maximus, a 2009-built Capesize vessel, to a third party for $18,000 less a 1.0% commission payable to a third party. Therefore, the vessel values for the Genco Commodus, Genco Claudius and Genco Maximus were adjusted to their net sales price of $19,305, $18,315 and $17,820, respectively, as of December 31, 2023. This resulted in an additional impairment loss of $13,617 during the year ended December 31, 2023. On February 24, 2024, the Company terminated its agreements to sell the Genco Claudius and the Genco Maximus due to the buyers’ breach of the agreements’ terms. During the first quarter of 2024, the Company commenced arbitration with the buyers, seeking a declaration that it validly terminated the agreements due to the buyers’ breach, and to retain the deposits paid by the buyers in connection with the sales, totaling $3,650. During the second quarter of 2024, the Company and the buyers reached an agreement in principle to settle this matter and conclude the arbitration proceeding in exchange for the buyers releasing the deposits to the Company, and this amount was recorded as part of the net gain on sale of vessels in the Consolidated Statements of Operations during the year ended December 31, 2024.

Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of certain aforementioned vessels.

Net gain on sale of vessels

During the year ended December 31, 2024, the Company recorded net gains of $16,468 related to the sale of vessels. The net gains recognized during the year ended December 31, 2024 related primarily to gains on the sale of the Genco Claudius, Genco Maximus and Genco Warrior, partially offset by losses related to the sale of the Genco Commodus and Genco Hadrian. This also includes the $3,650 deposits paid by the initial buyers in relation to the terminated sales of the Genco Claudius and Genco Maximus. During the years ended December 31, 2025 and 2023, the Company did not complete the sale of any vessels. Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Other operating expense

Other operating expense of $1,930 and $5,728 recorded during the years ended December 31, 2025 and 2024, respectively, consists of costs incremental to routine expenses that were incurred related to the Company’s 2026 Annual Meeting of Shareholders and the Company’s 2024 Annual Meeting of Shareholders, respectively.

Loss on debt extinguishment

During the year ended December 31, 2025, the Company recorded $678 related to the loss on the extinguishment of debt in accordance with ASC 470-50 — “Debt – Modifications and Extinguishments” (“ASC 470-50”’). This loss was recognized as a result of the refinancing of the $500 Million Revolver with the $600 Million Revolver on July 10, 2025 as described in Note 8 — Debt.

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

Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the years ended December 31, 2025, 2024 and 2023. In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year. Management believes that during the years ended December 31, 2025, 2024 and 2023, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of each of those years.

If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).

During the years ended December 31, 2025, 2024 and 2023, the Company qualified for Section 883 exemption and, therefore, did not record any U.S. gross transportation tax.

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

The Company established Genco Shipping Pte. Ltd. (“GSPL”), which is based in Singapore, on September 8, 2017. GSPL applied for and was awarded the Maritime Sector Incentive – Approved International Shipping Enterprise (“MSI-AIS”) status under Section 13F of the Singapore Income Tax Act (“SITA”) by the Maritime and Port Authority of Singapore. The award is for an initial period of 10 years, commencing on August 15, 2018, and is subject to a review of performance at the end of the initial five year period.  The MSI-ASI status provides for a tax exemption on income derived by GSPL from qualifying shipping operations under Section 13F of the SITA. Income from non-qualifying activities is taxable at the prevailing Singapore Corporate income tax rate (currently 17%). During the years ended December 31, 2025, 2024 and 2023, GSPL recorded $37, $97 and $31 respectively, of income tax in Other expense in the Consolidated Statements of Operations.

During 2018, the Company established Genco Shipping A/S, which is a Danish-incorporated corporation which is based in Copenhagen and considered to be a resident for tax purposes in Denmark. Genco Shipping A/S was subject to corporate taxes in Denmark a rate of 22% during 2025, 2024 and 2023. During the years ended December 31, 2025,

2024 and 2023, Genco Shipping A/S recorded $290, $33 and $205, respectively, of income tax in Other expense in the Consolidated Statements of Operations.

GSSM was subject to corporate taxes in Singapore during 2025, 2024 and 2023 at a rate of 17%. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $156, $115 and $238, respectively, of income tax in Other expense in the Consolidated Statements of Operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents. With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. The Company earned all of its voyage revenues from 118, 129 and 110 customers during the years ended December 31, 2025, 2024 and 2023.

For the year ended December 31, 2025, there was one customer that individually accounted for more than 10% voyage revenues: Oldendorff Carriers, including its subsidiaries, which represented 11.0% of voyage revenues. For the year ended December 31, 2024, there were two customers that individually accounted for more than 10% voyage revenues: ST Shipping & Transport Pte. Ltd. and Oldendorff Carriers, including its subsidiaries, which represented 11.0% and 10.7% of voyage revenues, respectively. For the year ended December 31, 2023, there were two customers that individually accounted for more than 10% of voyage revenues, Rio Tinto Shipping (Asia) Pte. Ltd. and Oldendorff Carriers, including its subsidiaries, which represented 16.1% and 10.9% of voyage revenues, respectively.

As of December 31, 2025 and 2024, the Company maintained all of its cash and cash equivalents with six and seven financial institutions, respectively. None of the Company’s cash and cash equivalents balance is covered by insurance in the event of default by these financial institutions.

Recent accounting pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The amendments in this ASU clarify interim disclosure requirements and the applicability of existing guidance under ASC Topic 270 – Interim Reporting. The objective of the update is to provide clarity about current interim requirements. The amendments in this ASU also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective is to address longstanding requests from investors to provide more detailed information about expenses presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either prospectively to financial statements issued for the reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

3 – SEGMENT REPORTING

The Company transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable. After the expected acquisition of two Newcastlemax vessels as discussed in Note 5 — Vessel Acquisitions And Dispositions, the Company will own a fleet of vessels that focuses on Newcastlemax, Capesize, Ultramax and Supramax vessels. Newcastlemax and Capesize vessels represent the Company’s major bulk vessels category while Ultramax and Supramax vessels represent the Company’s minor bulk vessel category.

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

Information about the Company’s reportable segments for each of the years in the three-year period ended December 31, 2025 is as follows:

	For the Year Ended December 31, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$160,236	181,818	$342,054

Less:
Voyage expenses	59,932	55,389	115,321
Charter hire expenses	—	5,958	5,958
Other expense (income)	—	60	60
Net voyage revenue (1)	100,304	120,411	220,715

Less:
Vessel operating expenses	39,796	58,745	98,541

Segment profit	$60,508	$61,666	$122,174

Reconciliation to net loss:
General and administrative expenses			30,755
Technical management expenses			5,198
Depreciation and amortization			76,230
Impairment of vessel assets			651
Other operating expense			1,930
Other expense (income)			471
Interest income			(1,484)
Interest expense			12,260
Loss on debt extinguishment			678

Net loss			$(4,515)

	For the Year Ended December 31, 2024
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$224,250	198,766	$423,016

Less:
Voyage expenses	69,763	57,197	126,960
Charter hire expenses	—	9,069	9,069
Other expense (income)	—	(78)	(78)
Net voyage revenue (1)	154,487	132,578	287,065

Less:
Vessel operating expenses	42,561	59,077	101,638

Segment profit	$111,926	$73,501	$185,427

Reconciliation to net income:
General and administrative expenses			29,136
Technical management expenses			4,643
Depreciation and amortization			68,666
Impairment of vessel assets			6,595
Net gain on sale of vessels			(16,468)
Other operating expense			5,728
Other expense (income)			312
Interest income			(2,978)
Interest expense			13,297

Net income			$76,496

	For the Year Ended December 31, 2023
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$190,176	193,649	$383,825

Less:
Voyage expenses	77,968	65,003	142,971
Charter hire expenses	—	9,135	9,135
Other expense (income)	—	(202)	(202)
Net voyage revenue (1)	112,208	119,713	231,921

Less:
Vessel operating expenses	39,375	57,718	97,093

Segment profit	$72,833	$61,995	$134,828

Reconciliation to net loss:
General and administrative expenses			28,268
Technical management expenses			4,021
Depreciation and amortization			66,465
Impairment of vessel assets			41,719
Other expense (income)			598
Interest income			(2,667)
Interest expense			8,780

Net loss			$(12,356)

(1)	Net voyage revenue is used to calculate the Time Charter Equivalent ("TCE"), which is reviewed by the CODM and is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts. This amount includes realized losses (gains) on fuel hedges that were recorded as part of Other expense on the Consolidated Statements of Operations.

4 - CASH FLOW INFORMATION

For the year ended December 31, 2025, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $591 for the Purchase of vessels and ballast water treatment systems, including deposits, and $32 for the Purchase of other fixed assets. For the year ended December 31, 2025, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,888 for Cash dividends payable.

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

During the years ended December 31, 2025, 2024 and 2023, cash paid for interest, net of amounts capitalized, was $10,026, $11,914 and $13,626, respectively, which was offset by $0, $588 and $6,972 received as a result of the interest rate cap agreements, respectively. Refer to Note 8 — Debt.

During the years ended December 31, 2025, 2024 and 2023, any cash paid for income taxes was insignificant.

During the year ended December 31, 2025, $100,000 of debt outstanding under the $500 Million Revolver was transferred to the $600 Million Revolver. As part of the debt modification, $15,333 was settled net amongst the lenders which has been included as proceeds from the $600 Million Revolver and repayments on the $500 Million Revolver. Refer Note 8 — Debt for further information.

During the year ended December 31, 2023, the Company made a reclassification of $55,440 from Vessels, net of accumulated depreciation to Vessels held for sale as the Company entered into agreements to sell the Genco Commodus, Genco Claudius and Genco Maximus prior to December 31, 2023. Refer to Note 5 — Vessel Acquisitions and Dispositions.

All stock options exercised during the years ended December 31, 2025, 2024 and 2023 were cashless. Refer to Note 17 — Stock-Based Compensation for further information.

On November 10, 2025, the Company granted 2,929 restricted stock units to a member of the Board of Directors. The aggregate fair value of these restricted stock units was $52.

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

5 - VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On November 15, 2025, the Company entered into agreements to acquire two 2020-built 208,000 dwt scrubber-fitted Newcastlemax vessels for a total purchase price of $145,500. The Company drew down $30,000 on the $600 Million Revolver on November 20, 2025 in part to fund the $14,550 deposit made on November 24, 2025, which is being held in an escrow account until the Company takes delivery of the vessels. We expect to take delivery of these two vessels during March 2026 and we expect to fund the remainder of the purchase price with cash on hand and a drawdown on our $600 Million Revolver. As of December 31, 2025, deposits on vessels were $14,585.

On July 10, 2025, the Company entered into an agreement to acquire a 2020-built, 182,000 dwt scrubber-fitted Capesize vessel that was renamed the Genco Courageous for a purchase price of $63,550. The Genco Courageous was delivered on October 15, 2025. The Company drew down $10,000 on its $500 Million Revolver on June 26, 2025 in part to fund the $6,355 deposit made on July 23, 2025, which was held in an escrow account until the Company took delivery of the vessel. The Company drew down $60,000 on its $600 Million Revolver on September 16, 2025 to finance the remainder of the purchase.

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

Refer to the “Impairment of long-lived assets” and the “Net gain on sale of vessels” sections in Note 2 — Summary of Significant Accounting Policies for discussion of impairment expense and the net gain on sale of vessels recorded during the years ended December 31, 2025, 2024 and 2023.

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

There were 71,462 stock options, 319,502 performance-based restricted stock units and 634,884 restricted stock units excluded from the computation of diluted net loss per share during the year ended December 31, 2025 because they were anti-dilutive (refer to Note 17 — Stock-Based Compensation).

There were 368,190 stock options, 79,838 performance-based restricted stock units and 563,705 restricted stock units excluded from the computation of diluted net loss per share during the year ended December 31, 2023 because they were anti-dilutive (refer to Note 17 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted net (loss) earnings per share are as follows:

	For the Years Ended December 31,
	2025	2024	2023

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,373,304	43,054,459	42,766,262

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,373,304	43,054,459	42,766,262

Dilutive effect of stock options	—	180,378	—

Dilutive effect of performance-based restricted stock units	—	116,384	—

Dilutive effect of restricted stock units	—	299,278	—

Weighted-average common shares outstanding, diluted	43,373,304	43,650,499	42,766,262

7 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2025, 2024 and 2023, the Company did not have any related party transactions.

8 - DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2025	2024
Principal amount	$200,000	$90,000
Less: Unamortized deferred financing costs	(10,920)	(7,825)
Less: Current portion	—	—

Long-term debt, net	$189,080	$82,175

	December 31, 2025		December 31, 2024
		Unamortized		Unamortized
		Debt Financing		Debt Financing
	Principal	Cost	Principal	Cost
$600 Million Revolver	$200,000	$10,920	$—	$—
$500 Million Revolver	—	—	90,000	7,825

Total debt	$200,000	$10,920	$90,000	$7,825

As of December 31, 2025 and 2024, $10,920 and $7,825 of deferred financing costs, respectively, were presented as a direct deduction within the outstanding debt balance in the Company’s Consolidated Balance Sheets. Amortization expense for deferred financing costs for the years ended December 31, 2025, 2024 and 2023 was $2,204, $2,006 and $1,779, respectively. This amortization expense is recorded as a component of Interest expense in the Consolidated Statements of Operations.

On July 10, 2025, the Company entered into a fifth amendment to amend, extend and upsize our existing $500 Million Revolver to implement the $600 Million Revolver as noted below.

Effective July 10, 2025, the portion of the unamortized deferred financing costs for the prior $500 Million Revolver that was identified as a debt modification, rather than an extinguishment of debt, is being amortized over the life of the $600 Million Revolver in accordance with ASC 470-50. During the year ended December 31, 2025, the Company recorded $678 of debt extinguishment costs in relation to the amendment to the $500 Million Revolver with the $600 Million Revolver.

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

Key terms of the $600 Million Revolver are as follows:

●	Maximum loan capacity has been increased to $600 million.

●	The entire facility consists of a revolving credit facility.

●	Borrowings bear interest of 1.75% to 2.15% plus the Secured Overnight Financing Rate (SOFR), based on the Company’s ratio of total net indebtedness to EBITDA.

●	The interest rate of the Company’s borrowings may be further increased or decreased by a margin of 0.05% based on the Company’s performance regarding emissions targets.

●	The maturity date has been extended from November 29, 2028 to July 10, 2030.

●	The facility originally had a repayment profile of 20 years with total quarterly commitment reductions of $29,039 per quarter commencing on March 31, 2027. As a result of the removal of the Genco Predator and Genco Picardy and the addition of the Genco Courageous as collateral under the facility on November 18, 2025, the scheduled quarterly commitment reductions were revised to $26,993 per quarter commencing on March 31, 2027.

●	Collateral maintenance covenant was reduced from 140% to 135%, other key covenants remain substantially the same as those in the Company’s previous $500 Million Revolver.

●	The Company may declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default has occurred and is continuing or would occur as a result of the declaration and (2) the Company is in pro forma compliance with its financial covenants after giving effect to the dividend.

●	The collateral package includes 41 of the vessels in the Company’s fleet at December 31, 2025 and may also include future vessels the Company may own.

●	Commitment fees are 35% of the applicable interest rate margin for unutilized commitments.

As of December 31, 2025, there was $400,000 of availability under the $600 Million Revolver. There were no debt repayments made during the year ended December 31, 2025 under the $600 Million Revolver. As of December 31, 2025, the total outstanding debt, net of unamortized deferred financing costs, was $189,080.

As of December 31, 2025, the Company was in compliance with all of the financial covenants under the $600 Million Revolver.

The following table sets forth the scheduled repayment of the outstanding principal debt of $200,000 as of December 31, 2025 under the $600 Million Revolver:

Year Ending December 31,	Total

2030	$200,000

Total debt	$200,000

$500 Million Revolver

On November 29, 2023, the Company entered into a fourth amendment to amend, extend and upsize its existing $450 Million Credit Facility. The amended structure consisted of a $500 million revolving credit facility, which could be utilized to support growth of the Company’s asset base as well as general corporate purposes (the “$500 Million Revolver”).

Key terms of the $500 Million Revolver were as follows:

●	Maximum loan capacity was increased to $500,000.

●	The entire facility consisted of a revolving credit facility.

●	Borrowings bore interest of 1.85% to 2.15% plus SOFR, based on our ratio of total net indebtedness to EBITDA.

●	The interest rate of our borrowings could be further increased or decreased by a margin of up to 0.05% based on the Company’s performance regarding emissions targets.

●	The maturity date was November 29, 2028.

●	The facility originally had a repayment profile of 20 years with total quarterly commitment reductions of approximately $15,000 per quarter. As a result of the addition of the Genco Reliance and Genco Intrepid as collateral under the facility on November 25, 2024, the scheduled quarterly commitment reductions were revised prospectively effective January 1, 2025 to $13,764 per quarter.

●	The Company was subject to customary financial covenants, including a collateral maintenance covenant that required the aggregate appraised value of collateral vessels to be at least 140% of the principal amount of loans outstanding, a minimum liquidity covenant that required the Company’s unrestricted cash and cash equivalents to be the greater of $500 per vessel or 5% of total indebtedness, a minimum working capital covenant that required consolidated current assets (excluding restricted cash) minus current liabilities (excluding the current portion of debt) to be not less than zero, and a debt to capitalization covenant that required the ratio of total net indebtedness to total capitalization to be not more than 70%.

●	The Company could declare and pay dividends and other distributions so long as, at the time of declaration, (1) no event of default had occurred and was continuing or would occur as a result of the declaration and (2) the Company was in pro forma compliance with its financial covenants after giving effect to the dividend.

●	Collateral package included all of the 42 vessels in the Company’s fleet as of December 31, 2024 and the Company had the ability to utilize future vessels the Company may own as collateral.

●	Commitment fees were 40% of the applicable interest rate margin for unutilized commitments.

 Total debt repayments of $15,333, $130,000 and $9,750 were made during the years ended December 31, 2025, 2024 and 2023, respectively, under the $500 Million Revolver.

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

Total debt repayments of $0, $0 and $236,000 were made during the years ended December 31, 2025, 2024 and 2023, respectively, under the $450 Million Credit Facility.

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

	For the Years Ended December 31,
	December 31,	December 31,	December 31,
	2025	2024	2023
Effective Interest Rate	8.27%	9.08%	8.29%
Range of Interest Rates (excluding unused commitment fees)	5.53 % to 6.24%	6.24 % to 7.24%	6.43 % to 7.58%

Letter of credit

In conjunction with the Company entering into a long-term office space lease (See Note 15 — Leases), the Company was required to provide a letter of credit to the landlord in lieu of a security deposit. As of September 21, 2005, the Company obtained an annually renewable unsecured letter of credit with DnB NOR Bank at a fee of 1% per annum. During September 2015, the Company replaced the unsecured letter of credit with DnB NOR Bank with an unsecured letter of credit with Nordea Bank Finland Plc, New York and Cayman Island Branches (“Nordea”) in the same amount at a fee of 1.375% per annum. Effective July 3, 2025, the Company provided an updated letter of credit to the landlord in lieu of a security deposit for the lease commencing on October 1, 2025 (refer to Note 15 — Leases) of $557 to replace the existing $300 letter of credit. The unsecured letter of credit is with Nordea Bank ABP, New York Branch. The letter of credit outstanding was $557 and $300 as of December 31, 2025 and 2024, respectively, at a fee of 1.375% per annum. The letter of credit is cancelable on each renewal date provided the landlord is given 30 days' minimum notice. As of December 31, 2025 the letter of credit outstanding was not required to be securitized by restricted cash. As of December 31, 2024, the letter of credit outstanding was securitized by $315 that was paid by the Company to Nordea during the year ended December 31, 2015. This amount has been recorded as restricted cash included in total current assets as of December 31, 2024.

-

9 – DERIVATIVE INSTRUMENTS

The Company is exposed to interest rate risk on its floating rate debt. The Company had one $50,000 interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates which expired on March 28, 2024. As of December 31, 2025 and 2024, the Company no longer had any interest rate cap agreements.

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

During the second quarter of 2022, based on the total outstanding debt under the $450 Million Credit Facility being below the total notional amount of the interest rate cap agreements, a portion of one of the interest rate cap agreements was dedesignated as a hedge. Subsequent gains and losses resulting from valuation adjustments on the dedesignated portion of the cap were recorded within interest expense. As the forecasted interest payments hedged were not remote of occurring, the amounts in AOCI as of the date of de-designation were recognized over the remaining original hedge period. During the years ended December 31, 2025, 2024 and 2023, the Company recorded a loss of $0, $28 and $66 in Interest expense for the portion of the interest rate caps not designated as a hedging instrument.

The Company recorded the fair value of the interest rate caps as Fair value of derivative instruments in the current and non-current asset section on its Consolidated Balance Sheets. The Company elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically SOFR cash and swap rates, implied volatility, basis swap adjustments, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. The valuation of the interest rate caps was transitioned to the use of SOFR rates on June 30, 2023 upon the transition of the calculation of the interest expense under the Company’s debt from LIBOR to SOFR.

The Company recorded a $527 unrealized loss for the year ended December 31, 2024 in AOCI. There is no remaining AOCI as of December 31, 2025 and 2024.

The Effect of Cash Flow Hedge Accounting on the Statements of Operations

	For the Year Ended December 31,
	2025	2024	2023
	Interest Expense	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$12,260	$13,297	$8,780

The effects of cash flow hedging

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts:
Amount of loss reclassified from AOCI to income	$—	$(568)	$(6,871)
Premium excluded and recognized on an amortized basis	—	18	143
Amount of gain or (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	—	—	—

10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of December 31, 2025 and 2024 which are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	December 31, 2025		December 31, 2024
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$55,540	$55,540	$43,690	$43,690
Restricted cash	—	—	315	315
Principal amount of floating rate debt	200,000	200,000	90,000	90,000

The carrying value of the borrowings under the $600 Million Revolver as of December 31, 2025 and the $500 Million Revolver as of December 31, 2024, which exclude the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as these credit facilities represent floating rate loans. Refer to Note 8 — Debt for further information regarding the $600 Million Revolver and $500 Million Revolver. The carrying amounts of the Company’s other financial instruments as of December 31, 2025 and 2024 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 9 — Derivative Instruments and Note 2 — Summary of Significant Accounting Policies, respectively, for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. During the years ended December 31, 2024 and 2023, the vessel assets for one and three of the Company’s vessels, respectively, were written down as part of the impairment recorded during the period. There was no vessel impairment recorded during the year ended December 31, 2025. Refer to “Impairment of long-lived assets” section in Note 2 — Summary of Significant Accounting Policies.

The fair value determination for the operating lease right-of-use assets was based on third party quotes, which is considered a Level 2 input.  Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of use asset if there are indicators of impairment.  During the years ended December 31, 2025, 2024 and 2023, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of December 31, 2025 and 2024.

11 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2025	2024
Vessel stores	$126	$124
Deferred contract costs (see Note 14)	2,170	1,077
Prepaid items	7,783	6,377
Insurance receivable	943	697
Advance to agents	1,243	454
Other	1,788	1,646
Total prepaid expenses and other current assets	$14,053	$10,375

12 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2025	2024
Fixed assets, at cost:
Vessel equipment	$16,146	$13,502
Furniture and fixtures	479	475
Leasehold improvements	1,846	1,584
Computer equipment	1,542	1,434
Total costs	20,013	16,995
Less: accumulated depreciation and amortization	(12,521)	(9,811)
Total fixed assets, net	$7,492	$7,184

13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$18,642	$17,480
Accrued general and administrative expenses	7,117	7,810
Accrued vessel operating expenses	11,084	9,202
Total accounts payable and accrued expenses	$36,843	$34,492

14 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the years ended December 31, 2025, 2024 and 2023, the Company earned $342,054, $423,016 and $383,825 of voyage revenues, respectively.

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

Total voyage revenue recognized in the Consolidated Statements of Operations includes the following:

	For the Years Ended
	December 31,
	2025	2024	2023
Lease revenue	$141,623	$183,069	$150,719
Spot market voyage revenue	200,431	239,947	233,106
Total voyage revenues	$342,054	$423,016	$383,825

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

The Company entered into a lease for office space in Singapore effective January 17, 2019 for a three-year term, which was initially extended effective January 17, 2022 for a two-year term. This lease was further extended effective January 17, 2024 for a two-year term and January 17, 2026 for a three-year term.

Lastly, the Company entered into a lease for office space in Copenhagen effective May 1, 2019 which ended January 31, 2023. During June 2022, a lease was signed for a new office space in Copenhagen effective January 1, 2023 with a current minimum period ending August 2026.

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York that commenced on July 26, 2019 and ended on September 29, 2025. There was a free base rental period for the first four and a half months commencing on July 26, 2019. Following the expiration of the free base rental period, the monthly base sublease income was $102 per month until September 29, 2025. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Consolidated Statements of Operations. There was $918, $1,223 and $1,223 of sublease income recorded during each of the years ended December 31, 2025, 2024 and 2023, respectively.

There was $1,443, $1,669 and $1,721 of operating lease costs recorded during the years ended December 31, 2025, 2024 and 2023, respectively, which was recorded in General and administrative expenses in the Consolidated Statements of Operations.

Supplemental Consolidated Balance Sheet information related to the Company’s operating leases as of December 31, 2025 and 2024 is as follows:

	December 31,	December 31,
	2025	2024
Operating Lease:
Operating lease right-of-use assets	$5,251	$6,358

Current operating lease liabilities	$—	$1,503
Long-term operating lease liabilities	5,539	5,539
Total operating lease liabilities	$5,539	$7,042

Weighted average remaining lease term (years)	10.59	10.11
Weighted average discount rate	5.52%	5.45%

Maturities of operating lease liabilities as of December 31, 2025 are as follows:

December 31,
2025
2026	$—
2027	277
2028	836
2029	836
2030	836
Thereafter	4,946
Total lease payments	7,731
Less imputed interest	(2,192)
Present value of lease liabilities	$5,539

Consolidated Cash Flow information related to leases are as follows:

	For the Year Ended
	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,840	$2,453	$2,378
Right-of-use assets obtained in exchange for new operating lease liabilities	—	5,168	—

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842.  The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the years ended December 31, 2025, 2024 and 2023, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.  Refer to Note 2 — Summary of Significant Accounting Policies for the charter hire expenses recorded during the years ended December 31, 2025, 2024 and 2023, for these charter-in agreements.

16 - SAVINGS PLAN

In August 2005, the Company established a 401(k) plan that is available to U.S. based full-time employees who meet the plan’s eligibility requirements. This 401(k) plan is a defined contribution plan, which permits employees to make contributions up to maximum percentage and dollar limits allowable by IRS Code Sections 401(k), 402(g), 404 and 415. Any matching contribution the Company makes vests immediately. For the years ended December 31, 2025, 2024 and 2023, the Company’s matching contributions to this plan were $733, $669 and $650, respectively.

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

As of December 31, 2025, the Company has awarded restricted stock units, performance-based restricted stock units, restricted stock and stock options under the Amended 2015 Plan.

Stock Options

The Company has issued options to purchase the Company’s shares of common stock to certain individuals. For the years ended December 31, 2025, 2024 and 2023, the Company recognized amortization expense of the fair value of its stock options, which is included in General and administrative expenses, as follows:

	For the Years Ended December 31,
	2025	2024	2023
General and administrative expenses	$—	$6	$83

There was no remaining unamortized stock-based compensation as of December 31, 2025.

The following table summarizes the stock option activity for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025			2024			2023
		Weighted	Weighted		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average	Number	Average	Average
	of	Exercise	Fair	of	Exercise	Fair	of	Exercise	Fair
	Options	Price	Value	Options	Price	Value	Options	Price	Value
Outstanding as of January 1,	302,945	7.91	2.76	368,190	7.93	2.82	415,227	$7.91	$2.78
Granted	—	—	—	—	—	—	—	—	—
Exercised	(231,483)	7.30	2.27	(65,245)	8.03	3.09	(47,037)	7.70	2.53
Forfeited	—	—	—	—	—	—	—	—	—

Outstanding as of December 31,	71,462	$9.91	$4.33	302,945	$7.91	$2.76	368,190	$7.93	$2.82

Exercisable as of December 31,	71,462	$9.91	$4.33	302,945	$7.91	$2.76	337,654	$7.76	$2.68

The following table summarizes certain information about the options outstanding as of December 31, 2025:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	December 31, 2025			December 31, 2025
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.91	—	$—	—	71,462	$9.91	1.15

As of December 31, 2025 and 2024, a total of 71,462 and 302,945 stock options were outstanding, respectively.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of December 31, 2025 and 2024, 1,330,383 and 980,966 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect of vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the Amended 2015 Plan described above.

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

The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	RSUs	Date Price	RSUs	Date Price	RSUs	Date Price
Outstanding as of January 1,	554,686	$17.65	563,705	$16.47	641,972	$15.74
Granted	349,464	14.73	235,109	18.84	214,497	16.26
Vested	(267,300)	17.80	(244,128)	16.07	(243,442)	14.36
Forfeited	(1,966)	16.96	—	—	(49,322)	16.42

Outstanding as of December 31,	634,884	$15.98	554,686	$17.65	563,705	$16.47

The total fair value of the RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $3,830, $4,930 and $4,260, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2025:

Unvested RSUs			Vested RSUs
December 31, 2025			December 31, 2025
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
634,884	$15.98	0.88	280,702	$13.87

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of December 31, 2025, unrecognized compensation cost of $3,201 related to RSUs will be recognized over a weighted-average period of 0.88 years.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Years Ended December 31,
	2025	2024	2023
General and administrative expenses	$5,092	$4,637	$5,050

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

The table below summarizes the Company’s unvested PRSUs for the years ended December 31, 2025, 2024 and 2023:

	For the years ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	PRSUs	Date Price	PRSUs	Date Price	PRSUs	Date Price
Outstanding as of January 1,	178,903	$20.45	79,838	$18.97	—	$—
Granted	145,792	17.01	99,065	21.64	79,838	18.97
Adjusted for performance results (a)	(5,193)	18.97	—	—	—	—
Vested	(74,645)	18.97	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding as of December 31,	244,857	$18.88	178,903	$20.45	79,838	$18.97

(a)	Represents the adjustment to previously granted PRSUs for performance results.

The total fair value of the PRSUs that vested during the year ended December 31, 2025 was $1,745. No PRSUs vested during the years ended December 31, 2024 and 2023.

The PRSUs, if earned, will ordinarily vest during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above. As of December 31, 2025, unrecognized compensation cost of $2,475 related to PRSUs will be recognized over a weighted-average period of 1.60 years.

Significant inputs used in the estimation of the fair value of these awards granted during the years ended December 31, 2025, 2024 and 2023 are as follows:

Significant Input	2025	2024	2023
Closing share price of our common stock	$14.85	$18.17	$16.20
Risk-free rate of return	4.24%	4.35%	3.84%
Expected volatility of our common stock	38.99%	48.34%	54.47%
Holding period discount	0%	0%	0%
Simulation term (in years)	2.86	2.86	2.71
Range of target	0% to 200%	0% to 200%	0% to 200%

For the years ended December 31, 2025, 2024 and 2023, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the years ended December 31,
	2025	2024	2023
General and administrative expenses	$1,954	$1,207	$397

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

19 - SUBSEQUENT EVENTS

On February 13, 2026, the Company’s Board of Directors approved an Employee Retention Plan (the “Plan”) to enhance the Company’s severance arrangements in order to support business stability, retain talent, and ensure that such talent can remain focused on driving long-term shareholder returns. The severance payments and other benefits provided under the Plan are subject to a “double trigger” requirement, meaning that they would only become available upon a qualifying termination, which includes a participant’s involuntary termination of employment with Cause or resignation for Good Reason, as defined in the Plan, within a two-year period following a Change in Control.

On February 16, 2026, the Company’s Board of Directors awarded grants of 210,826 RSUs to certain individuals under the 2015 Plan.  The awards generally vest ratably on each of the three year anniversaries of February 23, 2026. Additionally, on February 16, 2026, the Company’s Board of Directors awarded grants of 118,596 PRSUs to certain individuals for a three-year performance period ending December 31, 2028. The PRSUs, if earned, will vest during the first quarter of 2029.

On February 17, 2026, the Company announced a regular quarterly dividend of $0.50 per share to be paid on or about March 18, 2026, to shareholders of record as of March 11, 2026.  The aggregate amount of the dividend is expected to be approximately $22.2 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

During February 2026, the Company has elected to utilize $80,000 under the $300,000 accordion feature in the $600 Million Revolver which will increase the Company’s borrowing capacity from $600,000 to $680,000. The increased borrowing capacity will be available upon the expected delivery of the two Newcastlemax vessels that we have agreed to acquire, which are expected to be delivered during March 2026.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included on page 66 of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Genco Shipping & Trading Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Genco Shipping & Trading Limited and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

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
February 18, 2026

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the text under the headings “Election of Directors” and “Management” set forth in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025 (the “2026 Proxy Statement”) Information relating to our Code of Conduct and Ethics and our Inside Information, Market Communications and Securities Trading Policy and Procedures is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Corporate Governance”.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gencoshipping.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated as of July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(10)

3.12	Third Amendment to Amended and Restated By-Laws, dated January 11, 2021.(11)

3.13	Fourth Amendment to Amended and Restated By-Laws, dated March 28, 2023.(12)

3.14	Fifth Amendment to Amended and Restated By-Laws, dated August 26, 2025.(35)

3.15	Statement of Designations of Series B Preferred Stock of Genco Shipping & Trading Limited.(36)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

4.2	Form of Specimen Warrant Certificate of Genco Shipping & Trading Limited.(1)

4.3	Description of Genco Shipping & Trading Limited’s Common Stock.(13)

4.4

Shareholders Rights Agreement dated as of October 1, 2025 between Genco Shipping & Trading Limited. and Computershare Inc., a national banking corporation, as Rights Agent (including the form of Statement of Designations of Series B Preferred Stock attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(36)

4.5	First Amendment to Shareholders Rights Agreement, dated November 10, 2025.(37)

Exhibit	Document
10.1	Letter Agreement dated September 21, 2007 between Genco Shipping & Trading Limited and John C. Wobensmith.(40)

10.2	Letter Agreement dated June 23, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(41)

10.3	Warrant Agreement, dated as of July 9, 2014, between Genco Shipping & Trading Limited and Computershare Inc., as Warrant Agent.(1)

10.4	Letter Agreement dated April 30, 2015 between Genco Shipping & Trading Limited and John C. Wobensmith.(14)

10.5	Genco Shipping & Trading Limited Amended and Restated 2015 Equity Incentive Plan.(33)

10.6	Form of Director Restricted Stock Unit Agreement dated as of July 13, 2015.(15)

10.7	Form of Director Restricted Stock Unit Agreement dated as of July 29, 2015.(15)

10.10	Letter Agreement dated March 23, 2017 between Genco Shipping & Trading Limited and John C. Wobensmith.(16)

10.11	Letter Agreement dated August 7, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(17)

10.12	Option Agreement dated March 4, 2019 between Genco Shipping & Trading Limited and John C. Wobensmith.(18)

10.14	Amendment to Restricted Stock Unit Agreements Pursuant to the Genco Shipping & Trading Limited 2015 Equity Incentive Plan.(42)

10.16

Amendment and Restatement Agreement dated as of February 28, 2019 by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Delayed Draw Term Loan Lenders party thereto, the other Lenders party thereto, and Nordea Bank ABP, New York Branch, as Mandated Lead Arranger, Bookrunner, Administrative Agent, and Security Agent, pertaining to the $460 Million Credit Agreement.(19)

10.17

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank ABP, New York Branch, as Administrative Agent and Security Agent.(20)

10.18

Second Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2019, by and among Genco Shipping & Trading Limited, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Crédit Agricole Corporate And Investment Bank, as Administrative Agent and Security Agent.(20)

10.19	Genco Annual Incentive Plan adopted March 4, 2019.(19)

10.20	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and John C. Wobensmith.(21)

10.21	Option Agreement dated February 25, 2020 between Genco Shipping & Trading Limited and Joseph Adamo.(21)

Exhibit	Document
10.28	Form of Director Restricted Stock Unit Agreement dated as of July 15, 2020.(22)

10.29	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(27)

10.30	Restricted Stock Unit Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(27)

10.31	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and John C. Wobensmith.(27)

10.32	Option Agreement dated February 23, 2021 between Genco Shipping & Trading Limited and Joseph Adamo.(27)

10.33	Letter Agreement by and among Genco Shipping & Trading Limited, Centerbridge Partners L.P., and the Investors named therein, dated March 22, 2021.(23)

10.34	Amendment to Award Agreements dated June 14, 2021.(24)

10.35	Restricted Stock Unit Agreement dated May 4, 2021 between Genco Shipping & Trading Limited and Arthur L. Regan.(24)

10.37	Form of Director Restricted Stock Unit Agreement dated May 13, 2021.(24)

10.38

US$450 Million Credit Agreement dated as of August 3, 2021, by and among Genco Shipping & Trading Limited as Borrower, the other Guarantors party thereto, the Lenders party thereto, Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, Security Trustee and Sustainability Coordinator, Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ), and DNB Markets, Inc., as Mandated Lead Arrangers and Bookrunners, and ING Bank N.V., London Branch and CIT Bank, N.A., as Co-Arrangers.(24)

10.39

First Amendment to Credit Agreement dated as of November 8, 2022, by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(28)

10.40	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(25)

10.41	Restricted Stock Unit Agreement dated February 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(25)

10.43	Form of Director Restricted Stock Unit Agreement dated May 16, 2022.(26)

10.44	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and John C. Wobensmith.(28)

10.45	Restricted Stock Unit Agreement dated December 23, 2022 between Genco Shipping & Trading Limited and Joseph Adamo.(28)

10.46	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and John C. Wobensmith.(30)

Exhibit	Document
10.47	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Peter Allen.(30)

10.48	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Joseph Adamo.(30)

10.49	Restricted Stock Unit Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Jesper Christensen.(30)

10.50	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and John C. Wobensmith.(30)

10.51	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Peter Allen.(30)

10.52	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Joseph Adamo.(30)

10.53	Performance PRSU Grant Agreement dated April 14, 2023 between Genco Shipping & Trading Limited and Jesper Christensen.(30)

10.54	Restricted Stock Unit Grant Agreement dated June 16, 2023 between Genco Shipping & Trading Limited and Peter Allen.(30)

10.55	Performance PRSU Grant Agreement dated June 16, 2023 between Genco Shipping & Trading Limited and Peter Allen.(30)

10.57	Form of Director Restricted Stock Unit Agreement dated May 16, 2023.(33)

10.60

Second Amendment to Credit Agreement dated as of May 30, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(30).

10.61

Third Amendment to Credit Agreement dated as of October 16, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(33).

10.62

Fourth Amendment to Credit Agreement dated as of November 29, 2023, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(33).

10.63	Letter Agreement dated February 27, 2024 between Genco Shipping & Trading Limited and John C. Wobensmith.(33)

10.64	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and John C. Wobensmith.(31)

10.65	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Peter Allen.(31)

10.66	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Joseph Adamo.(31)

Exhibit	Document
10.67	Restricted Stock Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Jesper Christensen.(31)

10.68	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and John C. Wobensmith.(31)

10.69	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Peter Allen.(31)

10.70	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Joseph Adamo.(31)

10.71	Performance PRSU Unit Grant Agreement dated February 21, 2024 by and between Genco Shipping & Trading Limited and Jesper Christensen.(31)

10.72	Form of Director Restricted Stock Unit Agreement dated as of May 23, 2024.(32)

10.73

Fifth Amendment to Credit Agreement dated as of July 10, 2025, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(34)

10.74	Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shipping & Trading Limited and John C. Wobensmith.(38)

10.75	Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shipping & Trading Limited and Peter Allen.(38)

10.76	Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shipping & Trading Limited and Joseph Adamo.(38)

10.77	Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shipping & Trading Limited and Jesper Christensen.(38)

10.78	Performance Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shipping & Trading Limited and John C. Wobensmith.(38)

10.79	Performance Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shipping & Trading Limited and Peter Allen.(38)

10.80	Performance Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shipping & Trading Limited and Joseph Adamo.(38)

10.81	Performance Restricted Stock Unit Grant Agreement dated February 18, 2025, by and between Genco Shipping & Trading Limited and Jesper Christensen.(38)

10.82	Letter Agreement dated May 6, 2025 by and between Genco Shipping & Trading Limited and Peter Allen.(38)

10.83	Letter Agreement dated May 6, 2025 by and between Genco Shipping & Trading Limited and Jesper Christensen.(38)

10.84	Form of Director Restricted Stock Unit Agreement dated as of May 20, 2025.(39)

Exhibit	Document
19.1	Inside Information, Market Communications and Securities Trading Policy and Procedures.(33)

21.1	Subsidiaries of Genco Shipping & Trading Limited.(*)

23.1	Consent of Independent Registered Public Accounting Firm.(*)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

97	Genco Shipping & Trading Limited Policy for the Recovery of Erroneously Awarded Compensation.(29)

101

The following materials from Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024 (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)   Filed herewith.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2021.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2020.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2015.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2017.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(18)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 5, 2019.

(20)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2019.

(21)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2020.

(22)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2020.

(23)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2021.

(24)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021.

(25)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission on May 4, 2022.

(26)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 3, 2022.

(27)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2022.

(28)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2023.

(29)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2023.

(30)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2023.

(31)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 8, 2024.

(32)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2024.

(33)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2024.

(34)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2025.

(35)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2025.

(36)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2025.

(37)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2025.

(38)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 7, 2025.

(39)	Incorporated by reference to Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2025.

(40)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2007.

(41)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(42)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2026.

GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on February 18, 2026.

SIGNATURE	TITLE

/s/ John C. Wobensmith	CHIEF EXECUTIVE OFFICER, PRESIDENT, AND CHAIRMAN OF THE BOARD AND DIRECTOR
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER)

/s/ Peter Allen	CHIEF FINANCIAL OFFICER
Peter Allen	(PRINCIPAL FINANCIAL OFFICER)

/s/ Joseph Adamo	CHIEF ACCOUNTING OFFICER
Joseph Adamo	(PRINCIPAL ACCOUNTING OFFICER)

/s/ Paramita Das	DIRECTOR
Paramita Das

/s/ Kathleen C. Haines	DIRECTOR
Kathleen C. Haines

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Karin Y. Orsel	DIRECTOR
Karin Y. Orsel

/s/ Arthur L. Regan	DIRECTOR
Arthur L. Regan