Form 10-K/A
period 2025-12-31
GENCO SHIPPING & TRADING LTD
filed 2026-04-30
CIK 1326200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2026 was 43,577,051 shares.

Genco Shipping & Trading Limited

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that was filed with the Securities and Exchange Commission (“SEC”) on February 18, 2026 (the “Original Filing”). We are filing this Amendment to provide the information required by Part III of Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Original Filing. Except as set forth in Part III (Items 10, 11, 12, 13 and 14), no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.
In the context of this Amendment, unless otherwise indicated or the context otherwise requires, “Genco,” the “Company,” “we,” “us,” and “our” refer to Genco Shipping & Trading Limited and its subsidiaries.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The following table sets forth information regarding the nominees for re-election as directors:

Name	Age	Position
John C. Wobensmith	56	Chairman of the Board , Chief Executive Officer, President, and Director
Paramita Das	49	Director
Kathleen C. Haines	71	Director
Basil G. Mavroleon	78	Director
Karin Y. Orsel	56	Director
Arthur L. Regan	63	Director

John C. Wobensmith has served as a director of Genco since May 29, 2021, Chairman of the Board since August 26, 2025, our Chief Executive Officer since March 23, 2017, and our President since December 19, 2014. From April 2005 until his appointment as President, he served as our Chief Financial Officer and Principal Accounting Officer. From 2010 until Baltic Trading’s merger with our Company on July 17, 2015, Mr. Wobensmith served as President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of Baltic Trading. He was given the additional title of Chief Executive Officer of Genco on March 23, 2017.  He also served as a director of Ultrapetrol (Bahamas) Limited, a marine transportation company, from 2016 to 2017. Mr. Wobensmith has over 25 years of experience in the shipping industry. Before becoming our Chief Financial Officer, Mr. Wobensmith served as a Senior Vice President with American Marine Advisors, Inc., now known as AMA Capital Partners, LLC, a shipping and offshore merchant bank and advisor. While at American Marine Advisors, Inc., Mr. Wobensmith was involved in mergers and acquisitions, equity fund management, debt placement and equity placement in the shipping industry. From 1993 through 2000, he worked in the international maritime lending group of The First National Bank of Maryland, serving as a Vice President from 1998. Mr. Wobensmith has a Bachelor’s Degree in economics from St. Mary’s College of Maryland. He also was appointed by the Governor of Maryland and currently serves on the Board of Trustees and as Treasurer of the Board at St. Mary’s College of Maryland. Mr. Wobensmith holds the Chartered Financial Analyst designation.  As a result of these and other professional experiences, Genco believes Mr. Wobensmith possesses knowledge and experience regarding the shipping industry, finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Paramita Das has served as a director of Genco since March 8, 2024. Ms. Das has served as the Chief Strategy Officer and Senior Advisor to the Chief Executive Officer of Stardust Power Inc. from September 2024 through November 2025. Previously, Ms. Das served as the Global Head of Marketing, Development and ESG (Chief Marketing Officer) Metals and Minerals at Rio Tinto, a global mining group, from June 2022 through February 2024. Prior to that, she served in various roles of increasing responsibility at Rio Tinto, including as President of Rio Tinto Nickle Inc. (renamed Rio Tinto Commercial Americas Inc), President and CEO of Alcan Primary Products Company, LLC and a member of the Board of Directors of Rio Tinto Services Inc. since 2019; General Manager, Marketing and Development, Metals, and Head of the Chicago Commercial Office from 2018 to 2022, and Chief of Staff/Group Business Executive to the Rio Tinto Group CEO from 2016 to 2017. Prior to her tenure at Rio Tinto, Ms. Das served as Chief Strategy Officer for Consortium at Sumitomo Corporation, Itochu Corporation, UACJ Consortium and Head of Strategic Planning & Performance at BP. Ms. Das has served on the Board of Coeur Mining, Inc. since May 2023, Toromont Industries since November 2024 and has served on the Advisory Board of Durendal Resources, a company in the business of AI-backed, geoscience-based metals exploration since March 2024. She earned a Master of Business Administration from the University of Louisville, Executive Education from University of Chicago and a Bachelors from Guru Govind Singh Indraprastha University.  As a result of these and other professional experiences, Genco believes Ms. Das possesses knowledge and experience regarding commodities markets, ESG matters, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Kathleen C. Haines has served as a director of Genco since May 17, 2017, and was appointed as Lead Director in August 2025. In January 2025, she joined the Advisory Board of Veer.voyage, a startup company incorporated in the Bahamas and a tonnage provider of zero emission ships. From 2021 until 2024 she served on the Advisory Board of Sea Machines Robotics, a privately held company in Boston, Massachusetts. She served as Chief Financial Officer and Treasurer of Heidmar Inc. (“Heidmar”), a privately held company that commercially manages a fleet of oil tankers, from July 2012 until May 2020. She was also a member of the Executive Committee of Heidmar, which was responsible for the strategy of the company as well as marketing efforts. Prior to and after her time at Heidmar, Ms. Haines has served as the Principal of Holbridge Capital Advisors, a financial consulting and investment firm specializing in the maritime industry. During 2010, she served as the Chief Financial Officer of Asia Pacific Carriers, based in Hong Kong. From May 2007 to May 2008, she was the Chief Executive Officer of the transition company created following the sale of OMI Corporation, a U.S.-based NYSE-listed international shipping company. Ms. Haines served as the Chief Financial Officer of OMI Corporation from 1998 until its sale. Ms. Haines was a board member of OSG America LLC from 2007 until it was reacquired by its parent company in 2009 and served as Chair of the Audit Committee and a member of the Conflicts Committee. She currently serves on the Board of Trustees of the Seamen’s Church Institute as Audit Chair and is a member of the Finance and Endowment Committee as well as the Governance/Nominating Committee. She is the Treasurer and a founding board member of the U.S. affiliate of Women’s International Shipping and Trading Association. Ms. Haines is a CPA.  As a result of these and other professional experiences, Genco believes Ms. Haines possesses knowledge and experience regarding the shipping industry, finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Basil G. Mavroleon has served as a director of Genco since July 17, 2015. Mr. Mavroleon served as a director of Baltic Trading from March 15, 2010 until Baltic Trading’s merger with our Company on July 17, 2015. Mr. Mavroleon also served as a director of our Company from July 27, 2005 to July 9, 2014. Mr. Mavroleon has been employed in the shipping industry for the last 56 years. Since 1970, Mr. Mavroleon has worked at Charles R. Weber Company, Inc., one of the oldest and largest tanker brokerages and marine consultants in the United States. Mr. Mavroleon was Managing Director of Charles R. Weber Company, Inc. for twenty-five years and held the position of Manager of the Projects Group thereafter for five years from January 2009 until April 2013. Mr. Mavroleon is a director of Pyxis Tankers, Inc. where he serves on the audit committee and the nominating and corporate governance committee. Mr. Mavroleon also serves as Managing Director of WeberSeas (Hellas) S.A., a comprehensive sale and purchase, newbuilding, marine projects and ship finance brokerage based in Piraeus, Greece. Since its inception in 2003 through its liquidation in December 2005, Mr. Mavroleon served as Chairman of Azimuth Fund Management (Jersey) Limited, a hedge fund that dealt with tanker freight forward agreements and derivatives. Mr. Mavroleon is on the advisory board of NAMMA (North American Maritime Ministry Association), is a director emeritus of NAMEPA (North American Marine Environmental Protection Association), and is Chairman of the New York World Scale Committee. Mr. Mavroleon is a member of the Connecticut Maritime Association, NYMAR (New York Maritime Inc.), the Maritime Foundation Knowledge Center, honorary director of the Connecticut Maritime Association Education Foundation (CAMEF), and serves on the board of trustees of the Maritime Aquarium, Norwalk, CT. Mr. Mavroleon was educated at Windham College, Putney, VT.  As a result of these and other professional experiences, we believe Mr. Mavroleon possesses knowledge and experience regarding the shipping industry, ship finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Karin Y. Orsel has served as a director of Genco since March 22, 2021. Ms. Orsel is the Chief Executive Officer and founder of MF Shipping Group, which she established in 1994. She has over 33 years of experience in the maritime industry. MF Shipping Group provides technical management services to a fleet of more than 50 vessels, including oil product and chemical tankers, multipurpose vessels, self-unloaders, and cement carriers. In connection with these activities, Ms. Orsel has served for more than 20 years as managing director of several ship-owning companies. Ms. Orsel began her career in the shipping industry at the age of 18 with Sandfirden Rederij B.V., where she served as Financial Manager. She currently holds a number of industry governance and representative roles, including membership in the Presidency of the European Shipowners (ECSA), board membership and former presidency of the Royal Association of Netherlands Ship-owners (KVNR), board membership of the International Chamber of Shipping (ICS), council membership of the International Association of Independent Tanker Owners (INTERTANKO), and membership of BIMCO. She also serves as Honorary Consul of Norway. Ms. Orsel is a former Chair of the International Seafarers’ Welfare and Assistance Network (ISWAN) and acts as an Ambassador for the Women’s International Shipping & Trading Association (WISTA). Ms. Orsel has received multiple industry recognitions, including Female Entrepreneur of the Year (Netherlands, 2009), an Honorary Degree from Massachusetts Maritime Academy (2017), the Tanker Industry Leader Award (2019), the Seatrade Award (2021), and the IMO Gender Equality Award (2025). She holds a Bachelor of Arts in Economic & Administrative Education from Winschoter College in the Netherlands.  As a result of these and other professional experiences, Genco believes Ms. Orsel possesses knowledge and experience regarding the shipping industry, finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Arthur L. Regan has served as a director of Genco since February 2016 and was our Executive Chairman from November 2016 until May 2021. Since 2022, Mr. Regan has been the Chief Executive Officer of Energos Infrastructure, which owns and operates marine infrastructure assets principally focused on LNG floating storage and regasification import terminals located in multiple countries globally primarily on long-term government utility linked contracts. From 2018 to 2021, Mr. Regan was the Executive Chairman of Chembulk Tankers, an owner of specialized international chemical transport vessels and was appointed to the position by its private equity owners KKR Investments and York Capital Holdings. From 2010 to 2018, Mr. Regan was the President, Chief Executive Officer and a Director of Principal Maritime Management, LLC, a wholly owned portfolio company of Apollo Global Management. Mr. Regan has more than 35 years of experience in the shipping industry in executive roles, including as President and Chief Executive Officer of Arlington Tankers Ltd. from 2004 to 2008, which was listed on the New York Stock Exchange. Mr. Regan is a graduate of the State University of New York Maritime College at Fort Schuyler with a Bachelor of Science degree in Marine Transportation and Management. Mr. Regan began his shipping career sailing as an officer on merchant tankers and drybulk vessels for over ten years, completing his sea service as Master Mariner. He is currently a Member of the North American Panel Committee of the vessel classification society and maritime industry advisor DNV-GL.  As a result of these and other professional experiences, Genco believes Mr. Regan possesses knowledge and experience regarding general business, finance, and the shipping industry that strengthen the Board’s collective qualifications, skills and experience.

Corporate Governance

Governance Materials - All of the Company’s corporate governance materials, including the committee charters of the Board and the Company’s Corporate Governance Guidelines, are published in the Governance Documents page of the Governance section of the Company’s website under “Investors” at www.gencoshipping.com. These materials are also available in print to any shareholder upon request. The Board regularly reviews corporate governance developments and modifies its committee charters as warranted. Any modifications are reflected on the Company’s website.

Director Independence - It is the Genco Board’s objective that a majority of the Genco Board consist of independent directors. For a director to be considered independent, the Genco Board must determine that the director does not have any material relationship with Genco. The Genco Board follows the criteria set forth in applicable NYSE listing standards to determine director independence. The Genco Board will consider all relevant facts and circumstances in making an independence determination.

All members of the Genco Audit, Compensation, and Nominating and Corporate Governance Committees must be independent directors as defined by applicable NYSE listing standards. Members of the Genco Audit Committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from Genco or any of its subsidiaries other than their director compensation.

The independent directors of Genco are Paramita Das, Kathleen C. Haines, Basil G. Mavroleon, Karin Y. Orsel and Arthur L. Regan. In determining that Mr. Mavroleon is independent, the Board considered that Mr. Mavroleon is an independent contractor of WeberSeas (Hellas) S.A. (“WeberSeas”), which has acted as a broker introducing potential buyers to Genco in connection with sales of certain of Genco’s vessels. The Board deemed Mr. Mavroleon’s relationship with WeberSeas not to be material, as Mr. Mavroleon has not received any payment or other economic benefit from any Genco vessel sales and has recused himself from participating in such Genco vessel sales.

Board Performance – In accordance with NYSE rules, our Board and its four standing committees assess their performance annually. In addition, in 2024, the Board established an annual process for our directors to conduct individual self-assessments.

Code of Ethics - All directors, officers, employees and agents of Genco must act ethically at all times and in accordance with the policies comprising Genco’s Code of Ethics. Under Genco’s Code of Ethics, the Genco Board will only grant waivers for a director or an executive officer in limited circumstances and where circumstances would support a waiver. Such waivers may only be made by the Audit Committee.

Genco’s Code of Ethics is available in the Governance Documents page of the Governance section of the Company’s website under “Investors” at www.gencoshipping.com and is available in print to any shareholder upon request. Genco intends to provide any disclosures regarding the amendment or waiver of its Code of Ethics on its website.

Insider Trading Policies and Procedures – Genco has adopted an Inside Information, Market Communications and Securities Trading Policy and Procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and, employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any NYSE listing standards applicable to Genco. A copy of this policy is available as Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on February 18, 2026.

Director Resignation Policy – Under our Corporate Governance Guidelines, at any shareholder meeting at which directors are subject to an uncontested election, any director who receives a greater number of votes “withheld” than votes “for” his or her election, must promptly (and in no event later than ten days) after the certification of the shareholder vote, tender his or her resignation in writing to the Nominating and Corporate Governance Committee of the Board for consideration. The Nominating and Corporate Governance Committee will then assess the appropriateness of such individual continuing to serve as a director and recommend to the Board the action to be taken with respect to such tendered resignation.

Other Directorships and Business Activities – Our Corporate Governance Guidelines prohibit directors from serving on more than four other public company boards. In addition, members of the Audit Committee may not serve simultaneously on the audit committees of more than two other public company boards, unless the Board determines that such simultaneous service would not impair such director’s ability to serve effectively on the Audit Committee. Every director must promptly advise and consult with the Chair of the Nominating and Corporate Governance Committee before accepting nomination for or membership on another public company board, if the director changes or retires from the business position he or she previously held; or if the company with which he or she is affiliated undertakes business activities different from those previously pursued. In such a case, the Chair may consult with the Nominating and Governance Committee, other directors, management, or the full Board, and the director may also consult with such Committee or the full Board.
Communicating Concerns to Directors - Shareholders or other interested parties may communicate directly with any individual director, with the Genco Board as a group, with the Chairman or other presiding director pursuant to Section 303A.03 of the NYSE’s Listed Company Manual. All of Genco’s directors other than Mr. Wobensmith are currently independent and non-management directors. All communications should be in writing and should be addressed to the intended recipient(s), c/o Ifigeneia Xanthopoulou, Secretary, 299 Park Avenue, 12th Floor, New York, New York 10171. Once the communication is received by the Secretary, the Secretary reviews the communication. Communications that comprise advertisements, solicitations for business, requests for employment, requests for contributions or other inappropriate material will not be forwarded to Genco’s directors. Other communications are promptly forwarded to the addressee.

Board Meetings and Committees

During fiscal year 2025, there were 20 meetings of the Board. The Board in 2025 was comprised of John C. Wobensmith, James G. Dolphin (who resigned on August 26, 2025), Paramita Das, Kathleen C. Haines, Basil G. Mavroleon, Karin Y. Orsel, and Arthur L. Regan. A quorum of directors was present, either in person or telephonically, for all of its meetings in 2025. Actions were also taken during the year by unanimous written consent of Genco’s directors. All directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of all committees of the Board on which they served. Genco encourages all directors to attend each Annual Meeting of Shareholders. Seven directors attended the 2025 Annual Meeting of Shareholders.

Genco’s Audit Committee was comprised of Kathleen C. Haines (Chair), James G. Dolphin (who resigned on August 26, 2025), Arthur L. Regan, and Basil G. Mavroleon (who was appointed on August 26, 2025) during fiscal year 2025. Ms. Haines is a financial expert as defined under Item 401(h)(2) of Regulation S-K.  All of these individuals qualify (or qualified) as independent directors under the listing requirements of the NYSE and are financially literate. Through its written charter, Genco’s Audit Committee has been delegated the responsibility of reviewing with the independent auditors the plans and results of the audit engagement, reviewing the adequacy, scope and results of the internal accounting controls and procedures, reviewing the degree of independence of the auditors, reviewing the auditor’s fees and recommending the engagement of the auditors to the full Board. During fiscal year 2025, Genco’s Audit Committee held four meetings.

Genco’s Compensation Committee was comprised of Basil G. Mavroleon (Chair), Paramita Das, and Kathleen C. Haines during fiscal year 2025. All of these individuals qualify (or qualified) as independent directors under the listing requirements of the NYSE, and none of them is (or was) an employee of Genco. Through its written charter, Genco’s Compensation Committee administers Genco’s cash bonus and equity incentive plans and other corporate benefits programs. Genco’s Compensation Committee also considers from time to time matters of compensation philosophy and competitive status, and also reviews, approves, or recommends salaries, cash bonuses, equity grants and other compensation in accordance with the terms of Genco’s 2015 Equity Incentive Plan and its Annual Incentive Plan. Genco’s Compensation Committee generally does not delegate its authority, although Genco’s officers are responsible for the day-to-day administration of the 2015 Equity Incentive Plan and the Annual Incentive Plan. Directors’ compensation is established by the Board upon the recommendation of Genco’s Compensation Committee. During fiscal year 2025, Genco’s Compensation Committee held five meetings.

Genco’s Nominating and Corporate Governance Committee was comprised of Arthur L. Regan (Chair) (who was appointed on August 26, 2025), James G. Dolphin (who resigned on August 26, 2025), Basil G. Mavroleon, and Karin Y. Orsel during fiscal year 2025.  All of these individuals qualify (or qualified) as independent directors under the listing requirements of the NYSE, and none of them is (or was) an employee of Genco. Through its written charter, the Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing Genco’s corporate governance guidelines. When a vacancy exists on the Board, or when the Board determines to add an additional director, the Nominating and Corporate Governance Committee seeks out appropriate candidates from various sources, which may include directors, officers, employees and others. The Committee may use consultants and search firms who may be paid fees for their assistance in identifying and evaluating candidates. The Committee does not have a set of minimum specific qualifications that must be met by a candidate for director and will review the candidate’s background, experience and abilities, and the contributions the candidate can be expected to make to the collective functioning of the Board and the needs of the Board at the time. The Committee considers candidates based on materials provided, and will consider whether an interview is appropriate. The Committee will consider shareholder recommendations of director candidates, which should be sent to the attention of the corporate secretary at Genco headquarters, on the same basis. Only persons who are nominated with the procedures set forth in our Amended and Restated By-Laws are eligible for election as directors at our shareholders’ meetings. See “Shareholder Proposals and Nominations for the Next Annual Meeting” on page 73 of our preliminary proxy statement filed on April 24, 2026 for further information. During fiscal year 2025, the Nominating and Corporate Governance Committee held three meetings.

Genco’s ESG Committee, whose members consisted of Karin Y. Orsel (Chair), Paramita Das, and Arthur L. Regan during fiscal year 2025, leads Board oversight activities regarding ESG and reports to the Board. In that role, the ESG Committee reviews our ESG strategy and assesses our performance, including with respect to such matters as environmental initiatives and sustainability; human capital management and health, safety and security; and corporate responsibility. In addition, the ESG Committee assesses whether relevant ESG matters should be reviewed or considered by other Board committees or the full Board. During fiscal year 2025, Genco’s ESG Committee held two meetings. For details of our ESG initiatives, please see “Environmental and Other Regulations” in our Annual Report on Form 10-K filed with the SEC on February 18, 2026, and our website at www.gencoshipping.com for a copy of our current Sustainability Report.

Executive Sessions

Under the Corporate Governance Guidelines that Genco adopted to assure free and open discussion and communication among the non-management directors, the non-management directors will seek to meet at least annually and may meet as the non-management directors deem appropriate. In addition, if there are any non-management directors who are not independent directors, the independent directors shall meet in executive session at least once each year. The presiding director at any executive session with the non-management or independent directors will be the Chairman if the Chairman is present and is a non-management or independent director (as applicable) and will otherwise be selected by a majority of the non-management or independent directors (as applicable) present at the meeting. All of Genco’s directors other than Mr. Wobensmith are currently non-management directors, and five executive sessions of independent directors were held in fiscal year 2025.

Board Leadership Structure

As noted above, Genco’s Board is currently comprised entirely of independent directors and our Chairman and Chief Executive Officer, Mr. Wobensmith. Genco recognizes that different Board leadership structures may be appropriate for Genco during different periods of time and under different circumstances. Genco believes that its current Board leadership structure is suitable for Genco because it allows Genco to consider a broad range of opinions in the course of its Board deliberations, including those with knowledge of Genco’s day-to-day operations and business strategy, as well as those with an experienced independent viewpoint.

Genco’s Chairman of the Board and Chief Executive Officer contributes to facilitating communication among the directors, organizing the meeting schedules and agendas of the Board, and presides at Board and shareholder meetings. Kathleen C. Haines serves as Lead Independent Director under the Lead Independent Director Charter to lead the Board’s continued independent oversight. Genco’s Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee Directors or be an employee. Genco’s Board believes that it should have the flexibility to make a determination from time to time in a manner that is in the best interests of Genco and its shareholders at the time of such determination.

Genco’s Corporate Governance Guidelines provide the flexibility for Genco’s Board to modify or continue Genco’s leadership structure in the future, as it deems appropriate.

Risk Oversight

Genco’s Board believes that oversight of Genco’s risk management efforts is the responsibility of the entire Board. It views risk management as an integral part of Genco’s strategic planning process. The subject of risk management is regularly discussed at Board meetings with Genco’s Chief Executive Officer and its Chief Financial Officer. Additionally, the charters of certain of the Board’s committees assign oversight responsibility for particular areas of risk. For example, Genco’s Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls for financial reporting as well as information security. Genco’s Nominating and Corporate Governance Committee oversees risk associated with Genco’s Corporate Governance Guidelines and Code of Ethics, including compliance with listing standards for independent directors, committee assignments, and conflicts of interest. Genco’s Compensation Committee oversees the risk related to Genco’s executive compensation plans and arrangements.  Genco’s ESG Committee oversees risks related to environmental, social, and corporate responsibility matters, including with respect to climate change, human capital management, health and safety, and social and political trends.

Executive Officers

The following table sets forth certain information with respect to the executive officers of Genco (other than John C. Wobensmith, for whom information is set forth above under the heading “Board of Directors”):

Name	Age	Position
Peter Allen	39	Chief Financial Officer
Joseph Adamo	63	Chief Accounting Officer, Treasurer, and Controller
Jesper Christensen	39	Chief Commercial Officer

Peter Allen was appointed as Genco’s Chief Financial Officer effective June 16, 2023. Mr. Allen has been employed with Genco since August 2008. Over his career at the Company, Mr. Allen has served in various finance, accounting and corporate strategy positions, including most recently as Senior Vice President, Strategy & Finance before his promotion to Chief Financial Officer. Mr. Allen has 18 years of experience in the shipping industry with a focus on capital allocation, mergers and acquisitions, financial and drybulk market analysis, debt and equity capital markets transactions and SEC reporting. He has a bachelor of science degree from Fairfield University and holds the Chartered Financial Analyst designation.

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

Jesper Christensen was appointed as Genco’s Chief Commercial Officer on April 2, 2023.  He previously served as Genco’s Vice President, Head of Chartering since June 2021. From March 2017 until his appointment as Vice President, Head of Chartering, he served as the Company’s Vice President and Commercial Director, Minor Bulk Fleet, responsible for the global chartering activities of Genco’s minor bulk fleet. Mr. Christensen has over 17 years of experience in the shipping industry with a focus on commercial management in the dry cargo sector. Prior to joining Genco, Mr. Christensen served as Director, Head of Chartering Stamford at Clipper Bulk Shipping Ltd. Mr. Christensen has a Graduate Diploma in Business Administration (Organization and Management) from Copenhagen Business School and completed the shipping education program at the Maritime University of Denmark.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes Genco’s executive compensation program as it relates to its named executive officers (the “named executive officers”) during the fiscal year ended December 31, 2025, consisting of its Chief Executive Officer and President, John C. Wobensmith; its Chief Financial Officer, Peter Allen; its Chief Accounting Officer and Treasurer, Joseph Adamo; and its Chief Commercial Officer, Jesper Christensen.

Executive Compensation Practices

Below is a summary of our key executive compensation practices. We believe these practices promote good governance and align the interests of our named executive officers with the interests of our shareholders.

What We Do

Our Compensation Committee, which is comprised solely of independent directors, recommends annual compensation for our named executive officers to our Board for approval.
The Compensation Committee directly retains an independent compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”), to provide advice.
Our Compensation Committee conducts an annual review of our executive compensation program to confirm it does not create risks that are reasonably likely to have a material adverse effect on the Company.
We deliver a significant majority of our target pay opportunities for our named executive officers in the form of variable and at-risk pay tied to strong performance.
We maintain a strong alignment between pay and performance with robust incentive plan performance goals.
We make performance-based cash bonus awards under a plan based on achievement of specified performance criteria.
We have historically made equity awards that:

•          provide for a three-year minimum vesting schedule for named executive officers;

•          require “double trigger” vesting in the event of a change in control; and

•          are limited to a total fixed number of shares under our equity plan for which increases are subject to shareholder approval.

We maintain stock ownership guidelines for our named executive officers and directors.

What We Do Not Do

We do not permit our named executive officers or directors to engage in short sales or hedging transactions with regard to compensatory equity awards or to pledge our equity securities as collateral for a loan (with one grandfathered exception).
We do not provide tax “gross-ups” for our named executive officers.
We do not provide significant perquisites for our named executive officers.
We do not pay dividends on equity awards prior to vesting.
We do not guarantee salary increases or bonuses.
We do not allow for repricing of underwater stock options or stock appreciation rights under our equity plan.

How Compensation is Determined

Role of Compensation Committee.  Genco’s Compensation Committee oversees Genco’s executive compensation program. The Compensation Committee reviews, administers and designs Genco’s compensation plans and policies, and recommends such plans and policies to the Board for approval. The Compensation Committee also reviews and approves the corporate goals and objectives relevant to the compensation of Genco’s named executive officers, evaluates corporate performance and the performance of each of Genco’s executives, and recommends to the Board the compensation (cash and equity) of Genco’s named executive officers and other key employees.

Each year, Genco’s Compensation Committee evaluates each named executive officer and other key employees to determine if changes in compensation are appropriate. As part of this process, Genco’s Compensation Committee reviews summaries that include, as applicable for each individual, salary, bonus, and other cash compensation; severance and change in control benefits; prior grants of equity-based awards; and the value of benefits and perquisites.

Role of Compensation Consultant.  Genco’s Compensation Committee retained FW Cook as its independent compensation consultant, to assist and advise Genco’s Compensation Committee with respect to several aspects of Genco’s executive compensation programs and corporate governance. The services that FW Cook was retained for include reviewing and advising Genco on its compensation philosophy, strategy and program; analyzing the appropriateness of a compensation comparator peer group; providing and analyzing competitive market compensation data; analyzing the effectiveness of Genco’s compensation programs and making recommendations, as appropriate; providing advice and counsel on best practices in compensation and corporate governance, keeping Genco and its Compensation Committee apprised of trends, developments, legislation and regulations affecting executive and director compensation; and conducting a risk assessment of Genco’s incentive compensation programs and making recommendations, as appropriate. The Compensation Committee also engaged the firm of Milbank, Tweed, Hadley & McCloy LLP (“Milbank”) as its separate counsel.  As required by rules adopted by the SEC under the Dodd-Frank Wall Street Reform And Consumer Protection Act, Genco’s Compensation Committee has considered the relevant factors (including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act) and has determined that FW Cook and Milbank are independent and have no conflicts of interest.

Role of Management.    Genco’s Compensation Committee consults with Genco’s Chief Executive Officer and, as appropriate, its other named executive officers regarding their views on their compensation and the compensation of those who report to them directly or indirectly. However, Genco’s Compensation Committee makes the final recommendation to Genco’s Board with respect to each named executive officer’s compensation. None of Genco’s named executive officers determines his own compensation.

Competitive Marketplace Assessment.    In order to assess the competitiveness of Genco’s executive compensation program, Genco’s Compensation Committee reviews the compensation arrangements of executives at certain other publicly-traded drybulk and other shipping companies as well as other companies that the Compensation Committee believes are representative of the market in which Genco competes for executive and managerial talent.  The compensation comparator group that Genco’s Compensation Committee used in evaluating 2025 compensation comprised of 16 such companies listed below. The Compensation Committee believes the compensation information from the comparator group can be helpful, but recognizes that market data is not definitive and is subject to change from one year to the next. The Compensation Committee uses this information as a general frame of reference and does not target Genco’s executive compensation to a specific percentile, instead using Company and individual performance as the primary drivers of compensation levels.
Compensation Comparator Group

Berry Corporation
DHT Holdings, Inc.
Dorian LPG Ltd.
Eagle Bulk Shipping Inc.
Helix Energy Solutions Group, Inc.
International Seaways, Inc.
Innovex International, Inc.
NPK International (formerly Newpark Resources, Inc.)
Overseas Shipholding Group, Inc. Pacific Basin Shipping Limited Pangaea Logistics Solutions Ltd. Ring Energy, Inc. SEACOR Marine Holdings, Inc. Tidewater Inc. TORM plc W&T Offshore, Inc.

The Compensation Committee, assisted by FW Cook, reviews the compensation comparator group periodically. In addition to its review of the comparator group executive compensation data, the Compensation Committee also reviews general industry executive compensation survey data.  In September 2024, the Compensation Committee reviewed the composition of the comparator group and added Pacific Basin Limited, Pangaea Logistics Solutions Ltd., and TORM plc to provide a greater number of marine companies in the peer group.  In September 2025, the Compensation Committee reviewed the composition of the compensation comparator group and approved the removal of Eagle Bulk Shipping Inc. and Overseas Shipholding Group, Inc. due to their acquisition by other companies and the removal of Helix Energy Solutions Group, Inc. and the addition of Amplify Energy Corp. and Riley Exploration Permian, Inc. so that the peer group consisted of companies more closely resembling the Company.

Prior Year Say on Pay Results. At the May 20, 2025 shareholders’ meeting, the non-binding advisory vote on executive compensation proposal, or the “say on pay” vote, received support from 89.4% of votes cast.  The Compensation Committee considered these results and determined that the results of the vote did not call for any changes to the executive compensation plans and programs already in place.

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

Our compensation framework embodies a system of short-term incentive awards under our Annual Incentive Plan and long-term incentive awards under our 2015 Equity Incentive Plan, each of which is determined in accordance with a small group of focused metrics.  For short-term incentive compensation for 2025, the metrics we used were Adjusted EBITDA (consisting of net revenue less operating expenses, cash G&A expenses, and technical management fees and adjusted for the number of vessels Genco owns during the year) and achievement of corporate and individual strategic initiatives as determined in the discretion of our Board. For long-term incentive compensation for 2025, the metrics we used for our performance restricted stock units (“PRSUs”) were relative total shareholder return (“rTSR”) compared to a performance peer group and an internally adjusted return on invested capital (“ROIC”). The remaining value of our equity awards for 2025 took the form of restricted stock units (“RSUs”) with vesting based on the passage of time.  Details of our compensation framework and awards made for 2025 are further described below under “Compensation for Genco’s Named Executive Officers for 2025” starting on page 14.
Compensation Objectives

Genco’s executive compensation program is rooted in the principles inherent in “pay for performance.” In particular, Genco has designed its executive compensation program to:

•	attract, motivate, retain and reward those executives and managers who have the necessary experience and subject-matter expertise to deliver sustained improvements in shareholder value;

•
compensate each executive and manager competitively based upon the scope and impact of his or her position as it relates to the success of Genco and on the potential of each employee to assume increasing responsibility within Genco; and

•
align the interests of Genco’s executives with those of Genco’s shareholders through the use of short-term cash incentives that are paid on the basis of performance achievements in the year preceding payment and the use of equity-based long-term incentive awards that link reward to increases in equity value over time.

Elements of Compensation

The compensation program for the named executive officers consists of three main elements: base salaries; short-term (annual) incentives payable in cash on the basis of annual achievement under Genco’s Annual Incentive Plan; and long-term, equity-based incentives. The named executives are also eligible to participate in Genco’s health and other broad-based programs on the same basis as other U.S. employees and are eligible for paid time off and paid holidays.

Fixed Compensation

Base Salary.    Base salaries for the named executive officers are determined based on the breadth, scope and complexity of the functions performed by each named executive officer; individual performance, skills, and experience; the competitive labor market for the position; and internal equity considerations. Base salaries are reviewed annually, and may be adjusted to reflect meritorious individual performance assessments; promotions or significant changes in the scope and impact of the position; or market adjustments to reflect shifts in the competitive labor market for the position.

Variable Incentive Compensation

In support of Genco’s commitment to align compensation with demonstrated performance, a significant portion of the compensation paid to its named executive officers is incentive-based. Genco’s incentive compensation program has been designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of the executive with Genco’s shareholders and retain the executives through the term of the equity awards, which has historically been for three to five years. Under Genco’s current compensation framework, variable incentive compensation in the forms of cash, PRSUs and RSUs is awarded to Genco’s named executive officers based on performance relative to certain metrics recommended by the Compensation Committee and approved by the Board.

Cash Incentive Awards.   For purposes of determining the amounts of cash bonuses payable to our named executive officers, the Compensation Committee recommended, and the Board approved, the Annual Incentive Plan described below.

Equity Awards.    Genco does not have a specific policy governing the timing of equity awards but intends to make equity awards for a given year in the first quarter of the year. Under the current compensation framework, these awards consist of PRSUs that vest based on achievement of certain metrics following completion of a measurement period and RSUs that generally vest over a period of time. Each PRSU or RSU awarded by Genco represents the right to receive one share of the issuer’s common stock, or in the sole discretion of our Compensation Committee, the value of a share of common stock on the date that the RSU or PRSU vests. The Compensation Committee considers the size and form of award when making award decisions.

Historically, unless otherwise determined by Genco’s Compensation Committee, each PRSU or RSU award entitles the named executive officer to dividend equivalent rights, with such rights subject to the same vesting conditions as the underlying awards. As the executives share commensurately with other shareholders in receiving payments in respect of dividends, they likewise share in the recognition of the current income generation and future change in stock price. Recipients of PRSUs and RSUs receive dividend equivalent payments only upon settlement of these awards after they vest, and any dividend equivalent payments that have accrued in respect of forfeited PRSUs or RSUs are likewise forfeited.
Other Elements

Benefits.    Genco’s named executive officers are eligible under the same plans as all other U.S. employees for medical, dental, vision, and disability insurance and are eligible for paid time off and paid holidays. Additionally, Genco matches the 401(k) contributions of our named executive officers and other employees up to the maximum allowed per year, which was $31,500 in 2025 for each of our named executive officers. Genco pays premiums on life insurance and long-term disability insurance for Mr. Wobensmith. Genco believes these benefits are reasonable, competitive and consistent with Genco’s overall executive compensation program.

Annual Incentive Plan for Cash Bonuses

Genco’s Annual Incentive Plan includes weighted performance criteria to calculate cash bonuses that may become payable to Genco’s named executive officers and other employees. The Annual Incentive Plan is administered by the Company’s Compensation Committee and provides for the establishment from time to time of measurable criteria intended to reinforce a pay for performance framework aligning the interests of named executive officers and other employees with those of the shareholders. The method for computing any amount of compensation payable under the Annual Incentive Plan may include, without limitation, the designation of one or more threshold, target, or maximum bonus levels, determination of the bonus amount to be paid at each such level, and the weighting of metrics used to determine the total bonus award.

2015 Equity Incentive Plan

Genco’s 2015 Equity Incentive Plan provides for equity awards with respect to shares of Genco’s common stock in the form of non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, RSUs (including PRSUs), or unrestricted stock. Awards are available to officers, directors, and executive, managerial, administrative and professional employees of and consultants to Genco or any subsidiary or joint venture of Genco. Genco’s Compensation Committee administers the 2015 Equity Incentive Plan and recommends discretionary awards under this plan for approval by Genco’s Board.

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

Compensation for Genco’s Named Executive Officers for 2025

The year 2025 was a successful year for Genco in which we continued to carry out our comprehensive value strategy centered on three key pillars: paying sizeable quarterly cash dividends to shareholders; low financial leverage;

and opportunistically growing our asset base. In particular, management’s efforts made the following achievements possible despite a challenging geopolitical and economic landscape:

•	Key initiatives and undertakings by management supporting our success in 2025 included the following:

o	Grew Genco’s asset base by 20% on a value basis through the acquisition of three 2020-built Capesize and Newcastlemax vessels.

o	Executed Genco’s capital allocation strategy using proceeds from the revolver and low debt structure to fund growth.

o	Achievement of an internal rate of return of approximately 30% from Genco’s investments in Capesize vessels.

o	Closed a $600 million revolving credit facility in July 2025, achieving the following:

◾	Increased borrowing capacity by $200 million or 50% with no revolver commitment reductions until March 2027

◾	Improved margin pricing down from 1.85% to 1.75% and reduced commitment fees down to 35% of margin

◾	Increased accordion feature to $300 million

◾	Extended maturity to 2030

o	Consistently ranking in the top quartile in the Webber Research ESG Report out of 64 public shipping companies.

o	Ended 2025 with the strongest quarter of the year and at multi-year highs:

◾	Net Income of $15.4 million and Adjusted EBITDA* of $42.0 million for the fourth quarter of 2025, representing the highest quarterly level in Adjusted EBITDA since the fourth quarter of 2022

◾	Declaration of $0.50 per share dividend in the fourth quarter of 2025, the highest dividend since the fourth quarter of 2022.

◾	Dividends have been declared for 26 consecutive quarters for a total of $7.565 per share over that time or approximately 40% of our share price as of December 31, 2025.

o
Completing approximately 90% of drydocking ahead of the fourth quarter of 2025, enabling the Company to achieve a multi-year high in quarterly earnings and maximizing utilization during the strongest point of the year, despite 2025 being the Company’s most intensive drydocking year since 2019.

o	Continuing benchmark outperformance of our minor bulk fleet through our commercial operating platform.

o	Extensive public engagement through industry conferences, various media outlets, equity analyst coverage, and other key initiatives.

*Please see Appendix A for a reconciliation of Adjusted EBITDA to the most closely comparable GAAP metric.  For 2025, Genco had a net loss of $4.4 million and Adjusted EBITDA of $85.9 million.

 The specific compensation decisions made for each of the named executive officers for 2025 reflect the achievement of financial, operational, technical, and commercial successes. Genco’s Compensation Committee reviewed relevant aspects of Genco’s 2025 performance and determined that each of its named executive officers provided leadership and managerial expertise that enabled Genco to navigate the normally challenging drybulk shipping industry during a time when the war in Ukraine, the Israel-Hamas war, and attacks on vessels in the Red Sea presented heightened difficulties.

Base Salary
For fiscal year 2025, the annual base salaries for our named executives were as follows as compared to fiscal year 2024.  Base salaries were determined by the Compensation Committee to be competitive, reasonable, and appropriate for their respective roles, experience, and performance:
Name and Position	2025 Base Salary	2024 Base Salary
John C. Wobensmith Chairman and Chief Executive Officer	$725,000	$700,000
Peter Allen Chief Financial Officer	$380,000	$360,000
Joseph Adamo Chief Accounting Officer	$315,000	$305,000
Jesper Christensen Chief Commercial Officer	$410,000	$400,000

Short-Term Cash Incentives
Cash bonuses are awarded to named executive officers under the Annual Incentive Plan, which includes weighted performance criteria to calculate cash bonuses that may become payable to Genco’s named executive officers and other employees, based on their target bonus opportunities established for the year.  The 2025 target bonus opportunities for the named executive officers, as a percentage of base salary, did not change as compared to 2024.
The Annual Incentive Plan provides for the establishment of measurable criteria intended to reinforce a pay for performance framework.  The following table provides details of the metrics and bonus calculations for our named executive officers for 2025 under the Annual Incentive Plan:
Metric	Weighting	Threshold (25%) /Target (100%) / Stretch (200%)(1)
Adjusted EBITDA(2)	60%	$50 million / $90-$95 million / $160 million
Strategic Initiatives(3)	40% (20% team objectives and 20% individual objectives)	See discussion below

(1)
Bonuses were calculated on the basis of performance relative to each performance metric and its weighting. For the Adjusted EBITDA metric, there are threshold, target, and stretch levels. In respect of the threshold level for each metric, subject to application of the Compensation Committee’s discretion, no bonus amount is generated for performance below the threshold level; 25% of the target bonus amount is generated for performance at threshold; the target bonus amount is generated for performance at the target level; and the maximum of 200% of the target bonus amount is generated for performance at the stretch level. Actual bonus amounts were calculated by linear interpolation between the threshold and the target and between the target and the maximum.

(2)
Calculated as Net revenue less operating expenses, cash G&A expenses, and technical management fees and adjusted for the number of vessels the Company owns during the year. This metric replaced Free Cash Flow in 2025, as it is a metric that both management and shareholders focus on to evaluate the Company’s performance and its equity value.  For a reconciliation of Adjusted EBITDA to Net Income, please see Appendix A.

(3)
Our Board approved annual quantitative and qualitative strategic initiatives for achievement of team and individual objectives to reflect the Company’s goals for that year. The team objectives assessed for 2025 included fleet renewal and growth, capital raises, a comparison of time charter equivalent (TCE) versus the Company’s internal benchmark and against its peers, comparison of the Company’s cost structure versus the budget set forth at the beginning of the year, and the development of the Company’s technical management joint venture and the progression of the commercial team. The individual objectives varied for each named executive officer based on their respective positions and responsibilities as described below.

In 2025, the Adjusted EBITDA result was approximately $93.0 million, representing an achievement of 100%. The Board deemed the performance of each of the named executive officers listed below to be above target for team and individual objectives at 160% for each, taking into account their collective and individual efforts.  The cash bonuses awarded by the Board on the recommendation of the Compensation Committee to each named executive officer under the Annual Incentive Plan for 2025 were as follows:

John C. Wobensmith.    Mr. Wobensmith’s target bonus amount was set at 125% of his salary, or $906,250.  In determining annual incentive compensation for Mr. Wobensmith for his work and accomplishments in 2025, the Committee took into account Mr. Wobensmith’s performance relative to his individual objectives which included: leading the formulation and recommendation of strategic options for Board approval; maintaining and continuing to build the Company’s public brand reputation with investors, banks and other stakeholders; overseeing vessel sale and purchase activity and fleet renewal; continuing to target a modern fleet with sale and purchase activity taking into consideration historic value and cash flow metrics; developing a longer-term vessel propulsion strategy and options; continuing to oversee the Company’s technical management joint venture; and continuing to build a Company culture of accountability and fairness with high corporate governance and ethical standards. Based on the results for the applicable metrics, the Compensation Committee recommended, and the Board approved, a cash bonus award of $1,124,000.

Peter Allen. Mr. Allen’s target bonus amount was set at 85% of his salary, or $323,000.  In determining the annual incentive compensation for Mr. Allen for his work and accomplishments in 2025, the Committee took into account Mr. Allen’s performance relative to his individual objectives which included teaming with the Company’s Chief Executive Officer and Chief Commercial Officer on strategic initiatives; maintaining and continuing to build analyst, investor and bank relationships; continuing to optimize the Company’s balance sheet and capital structure; continuing to explore beneficial financing strategies on an ongoing basis; developing and implementing the annual budget; overseeing Board deliverables; analyzing potential M&A and fleet renewal transactions; developing a longer-term vessel propulsion strategy and options; and continuing to build a Company culture of accountability and fairness with high corporate governance and ethical standards. Based on the results for the applicable metrics, the Compensation Committee recommended, and the Board approved, a cash bonus award of $401,000.
Joseph Adamo.  Mr. Adamo’s target bonus amount was set at 50% of his salary, or $157,500.   In determining annual incentive compensation for Mr. Adamo for his work and accomplishments in 2025, the Committee took into account Mr. Adamo’s performance relative to his individual objectives, which included timely and accurate SEC filings of quarterly reports on Form 10-Q and annual reports on Form 10-K; improving efficiency of the current staff; and continuing to build a Company culture of accountability and fairness with high corporate governance and ethical standards. Based on the results for the applicable metrics, the Compensation Committee therefore recommended, and Genco’s Board approved, a cash bonus award of $195,000.
Jesper Christensen. Mr. Christensen’s target bonus amount was set at 85% of his salary, or $348,500.   In determining annual incentive compensation for Mr. Christensen for his work and accomplishments in 2025, the Committee took into account Mr. Christensen’s performance relative to his individual objectives which included continuing the ongoing development of the Company’s active owner/operator model; overseeing the global operation team across Genco’s three offices worldwide; enhancing communication and the usage of digital solutions within chartering, operations and technical; continuing to build a first-class team within chartering, operations, and technical management; developing a longer-term vessel propulsion strategy and options; and continuing to build a Company culture of accountability and fairness with high corporate governance and ethical standards. Based on the results for the applicable metrics, the Compensation Committee recommended, and the Board approved, a cash bonus award of $432,000.
Long-Term Equity Incentive Awards

For 2025, long-term equity incentive awards were granted under the Company’s 2015 Equity Incentive Plan and consisted of PRSUs, which vest based on the achievement of certain performance objectives, and RSUs, which vest based on the passage of time.  Each named executive officer’s target long-term equity incentive award value is set considering individual and Company performance, market data and the Company’s compensation philosophy to attract, retain, and incentivize top executive talent. Target award values vary among the named executive officers and can vary from year to year.  Target amounts for the 2025 long-term equity awards reflected increased performance by each of the named executive officers, and a majority of our named executive officers’ total target direct compensation increases for 2025 were delivered in the form of long-term incentive awards to align the named executive officers’ interests with shareholders through the risks and rewards of equity ownership and to further support the execution of the Company’s long-term strategy.  For Mr. Wobensmith, the long-term incentive awards were based on a total value of $1,900,000, $1,140,000 or 60% of which were granted in the form of PRSUs, and $760,000 or 40% of which were granted in the form of RSUs. As for our other named executive officers, the long-term awards were based on a total value of $900,000 for Mr. Allen, $250,000 for Mr. Adamo, and $900,000 for Mr. Christensen, 50% which were granted in the form of PRSUs and the remaining 50% of which were granted in the form of RSUs. For each named executive officer, the number of PRSUs and RSUs were determined by dividing each dollar value by the closing price of our stock on the grant date. The Compensation Committee believes this mix of PRSUs and RSUs provides performance incentives that are aligned with shareholder interests and retention incentives for our named executive officers.

PRSUs
PRSUs generally vest following the completion of achievement of certain metrics during a three-year measurement period from January 1, 2025 to December 31, 2027.  The following table provides further details of the metrics and calculations for our named executive officers for PRSUs awarded in 2025:
Metric	Weighting	Threshold (25%) /Target (100%) / Stretch (200%)(1)
Relative Total Shareholder Return(2)	50%	25th Percentile / 55th Percentile / 85th Percentile
Return on Invested Capital(3)	50%	2.0% / 4.0-5.0% / 9.0%

(1)
The amount of the PRSU award to be vested is calculated on the basis of performance relative to each performance metric and its weighting. For each metric there are threshold, target, and stretch levels. In respect of the threshold level for each metric, subject to application of the Compensation Committee’s discretion, no amount is vested for performance below the threshold level; 25% of the target amount is vested for performance at threshold; the target amount is vested for performance at the target level; and the maximum of 200% of the target amount is vested for performance at the stretch level. Actual amounts vested are calculated by linear interpolation between the threshold and the target and between the target and the maximum.

(2)
For purposes of this metric, share price performance is measured at the end of the performance period using a 20 trading day average plus dividends paid (which assumed to be reinvested) and compared to the 20 day trading average share price at the start of the period. This metric is calculated and ranked across the following performance peer group of global drybulk companies:  Star Bulk Carriers Corp., Diana Shipping Inc., Safe Bulkers, Inc., Pacific Basin Shipping Limited, Pangaea Logistics Solutions Ltd., Seanergy Maritime Holdings Corp., Taylor Maritime Investments Limited, 2020 Bulkers Ltd., and Thoresen Thai Agencies Plc. Acquired peer group members, such as Eagle Bulk Shipping Inc., Belships ASA, and Golden Ocean Group Limited are removed from the peer group and the calculation.

(3)
This metric is calculated as Net Operating Profit After Taxes (NOPAT) divided by the sum of debt and shareholders’ equity less cash, with potential adjustments for depreciation based on assumed values for the Company’s fleet and extraordinary items in the Compensation Committee’s discretion.  The Compensation Committee takes into account anticipated market conditions for the year in setting this metric.

For details of other circumstances in which the PRSUs may vest, see below under “Potential Payments upon Termination or Change-in-Control.”

PRSUs awarded to our named executive officers in 2023 with a three-year measurement period from January 1, 2023 to December 31, 2025 were earned at 94% of target as follows:

Metric	Weighting	Threshold (25%)	Target (100%)	Stretch (200%)	Actual	Payout Percentage	Weighted Payout
Relative Total Shareholder Return	50%	25th Percentile	55th Percentile	85th Percentile	56th Percentile	103%	52%
Return on Invested Capital	50%	3.0%	7.0%	11.0%	6.2%	84%	42%
Total Payout							94%

RSUs

RSUs generally vest in one-third increments on each of the first three anniversaries of February 23, 2025, which was the grant date.  For details of other circumstances in which the RSUs may vest, see below under “Potential Payments upon Termination or Change-in-Control.”
Severance Benefits

Employee Retention Plan.  On February 13, 2026, on the unanimous recommendation of our independent Compensation Committee, the Board approved the Employee Retention Plan for a broad group of employees across multiple organizational levels.  The Employee Retention Plan, which is described more fully below, is intended to enhance the Company’s severance arrangements in order to support business stability, retain talent, and ensure that such talent can remain focused on driving long‑term shareholder returns and further increasing the Company’s earnings power through drybulk shipping cycles.   The Employee Retention Plan provides for severance payments and other benefits on a “double trigger” basis in the event of a change in control followed by a qualifying termination.  In circumstances where the Employee Retention Plan applies, it supersedes the payments, other benefits provided, and other terms under existing employment agreements of our named executive officers and equity award agreements to which our named executive officers and other employees are parties.  However, the Employee Retention Plan provides that our named executive officers will receive severance payments and benefits using formulas and in amounts substantially the same as would apply under their respective existing employment agreements and equity award agreements if Genco were to be acquired.  The restrictive covenants under the Employee Retention Plan supersede the corresponding covenants under our named executive officers’ employment agreement.  For further details of the Employee Retention Plan, including provisions regarding severance and restrictive covenants, see below under the heading “Potential Payments upon Termination or Change-in-Control— Employee Retention Plan” on page 27.

Employment Agreements.    Genco entered into an employment agreement with John C. Wobensmith, its Chief Executive Officer and President, on September 21, 2007, as amended on March 26, 2014, June 23, 2014, April 30, 2015, March 23, 2017, and August 7, 2019.  Genco entered into this employment agreement with Mr. Wobensmith to retain him, particularly in the event of an actual or rumored change in control. His employment agreement provides for payments upon termination of his employment under certain conditions. The provisions under the employment agreement relating to a change in control serve to align Mr. Wobensmith’s interests with those of Genco’s shareholders by enabling the executive to consider corporate transactions that are in the best interests of Genco’s shareholders and its other constituents without undue concern over whether the transactions may jeopardize his employment. For further details of the employment agreement, including provisions regarding severance, see below under the heading “Potential Payments upon Termination or Change-in-Control— Employment Agreements” on page 28.

On May 6, 2025, the Company entered into employment agreements with Peter Allen, Genco’s Chief Financial Officer, and Jesper Christensen, Genco’s Chief Commercial Officer, with indefinite terms.  Their employment agreements provide for payments upon termination of their employment under certain conditions. The provisions under the employment agreement relating to a change in control serve to align their interests with those of Genco’s shareholders by enabling each executive to consider corporate transactions that are in the best interests of Genco’s shareholders and its other constituents without undue concern over whether the transactions may jeopardize his employment.  For details of the employment agreements, including provisions regarding severance, see below under the heading “Potential Payments upon Termination or Change-in-Control—Employment Agreements” on page 28.

Risk Assessment

Genco’s Compensation Committee is primarily responsible for overseeing the review and assessment of risks arising from Genco’s compensation policies and practices. Genco uses a number of approaches to mitigate excessive risk-taking, including significant weighting towards long-term incentive compensation and assessment of qualitative performance in addition to quantitative metrics. Based on its review of Genco’s compensation policies and practices, Genco’s Compensation Committee determined that the risks arising from Genco’s compensation policies and practices for Genco’s employees are not reasonably likely to have a material adverse effect on Genco.

Clawback Policy

On November 7, 2023, our Board adopted, based on the recommendation of the Compensation Committee, the Genco Shipping & Trading Limited Policy for the Recovery of Erroneously Awarded Compensation (the “Clawback Policy”) in order to comply with Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act, and the listing standards of the New York Stock Exchange. The Board has designated the Compensation Committee as the administrator of the Clawback Policy.

The Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers of the Company, as defined in Rule 10D-1, in the event that the Company is required to prepare an accounting restatement. The recovery of such compensation applies regardless of whether any such executive officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from such executive officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

Anti-Hedging and Anti-Pledging Policy

Our Board has adopted a policy containing certain prohibitions on the hedging and pledging of our securities by our directors and executive officers. Our directors and executive officers are prohibited from engaging in hedging transactions involving any compensatory equity securities, which are any of the Company’s equity securities received as an award or upon the exercise or conversion of any award under any equity compensation plan of the Company. “Hedging” refers to short sales (that is, selling securities that the individual does not own in the expectation the price will decline) and any transactions (including without limitation purchasing prepaid variable forward contracts, equity swaps, collars, and exchange funds) that hedge or offset or are designed to hedge or offset any decrease in the market value of the securities. Our directors and executive officers are also prohibited from pledging any equity securities of the Company as collateral for a loan or other obligation except for any such pledge in existence and disclosed to the Board as of March 19, 2021, but only to the extent of the equity securities actually so pledged as of such date.

Stock Ownership Guidelines

Genco encourages stock ownership by its executive officers and its directors in order to align their interests with the long-term interests of its shareholders. In keeping with this, Genco maintains stock ownership guidelines for its executive officers and directors under which each executive officer is expected to own a number of shares of Genco common stock valued based on the average closing price of a share of the Company’s common stock for the previous calendar year equal to four times annual base salary in the case of our Chief Executive Officer, two times annual base salary in the case of other executive officers, and four times annual base cash retainer in the case of directors. Each executive officer and each director has five years to satisfy these guidelines after the date of their adoption or the date of being designated as an executive officer or becoming a director, whichever is later. Company stock holdings that count toward meeting the ownership requirements include (1) shares owned outright or beneficially by the executive officer or director or his or her immediate family members; (2) shares held in trust for the benefit of the executive officer or director or his or her immediate family members; (3) shares of restricted stock that vest with the passage of time, including shares granted but not vested; and (4) shares issuable upon the settlement of RSUs that vest with the passage of time. Unexercised stock options (regardless of exercisability) and unvested PRSUs do not count toward meeting the ownership guidelines.

Equity Award Timing Policies and Practices

We do not grant equity awards in anticipation of the release of material nonpublic information and do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In 2025, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of Genco’s executive officers or members of Genco’s Board or Compensation Committee and any other company’s executive officers, board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee of Genco’s Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, Genco’s Compensation Committee recommended to Genco’s Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

        Submitted by the Compensation Committee of Genco’s Board:

Basil G. Mavroleon, Chair
Paramita Das
Kathleen C. Haines
The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act, or the Exchange Act, except to the extent that Genco specifically incorporates the Compensation Committee Report by reference therein.

2025 Summary Compensation Table

The following table sets forth in summary form information concerning the compensation paid by us for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, to our named executive officers:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards ($)(1) (e)	Non-Equity Incentive Plan Compensation ($)(2) (g)	All Other Compensation ($) (i)	Total ($) (j)
John C. Wobensmith Chairman and Chief Executive Officer	2025 2024 2023	$725,000 $700,000 $700,000	$2,065,433(3) $1,890,703(4) $1,412,044(5)	$1,124,000 $1,325,000 $1,005,000	$51,500(6) $51,050(7) $49,700(8)	$3,965,933 $3,966,753 $3,166,744
Peter Allen Chief Financial Officer	2025 2024 2023	$380,000 $360,000 $307,712	$965,303(9) $711,992(10) $473,021(11)	$401,000 $463,000 $308,000	$31,500(6) $31,050(7) $29,700(8)	$1,777,803 $1,566,042 $1,118,433
Joseph Adamo Chief Accounting Officer	2025 2024 2023	$315,000 $305,000 $305,000	$268,155(12) $273,818(13) $271,560(14)	$195,000 $231,000 $160,000	$31,500(6) $31,050(7) $29,700(8)	$809,655 $840,868 $766,260
Jesper Christensen Chief Commercial Officer	2025 2024 2023	$410,000 $400,000 $375,000	$965,303(9) $766,764(15) $651,722(16)	$432,000 $515,000 $366,000	$31,500(6) $31,050(7) $29,700(8)	$1,838,803 $1,712,814 $1,422,422

(1)
The amounts in column (e) reflect the aggregate grant date fair value of PRSU and RSU awards granted pursuant to Genco’s 2015 Equity Incentive Plan computed in accordance with FASB ASC Topic 718.  The grant date fair value for RSUs and the PRSUs contingent on ROIC is estimated in accordance with ASC 718 based on the closing price of the Company’s common stock on the date of grant. The grant date fair value for the PRSUs contingent on rTSR is estimated in accordance with ASC 718 using a Monte Carlo model for each award on the date of grant, determined under ASC 718, incorporating the following significant assumptions:

The Company used its historical stock prices and those in the peer group as the basis for its volatility assumptions. The risk-free interest rates were based on U.S. Treasury rates in effect as of the grant date. The expected term was based on the time remaining in the performance period as of the grant date. For further information on the valuation of these awards, see note 17 to our audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026. The actual amount realized by the named executive officer will likely vary based on a number of factors, including Genco’s performance, stock price fluctuations and applicable vesting.
(2)	The amounts in column (g) were determined in accordance with Genco’s Annual Incentive Plan described below.

(3)
Represents a grant of 51,178 RSUs having a grant date fair value of $759,993 and a grant of 76,768 PRSUs having a grant date fair value of $1,305,440 awarded on February 18, 2025 for the year ended December 31, 2025. Assuming the highest level of performance is achieved, the grant date fair value of the PRSUs would be $1,958,160.  Under FASB ASC Topic 718, the vesting condition related to the rTSR PRSUs is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the named executive officers that could be calculated and disclosed based on achievement of the underlying market condition.

(4)
Represents a grant of 38,525 RSUs having a grant date fair value of $699,999 and a grant of 55,036 PRSUs having a grant date fair value of $1,190,704 awarded on February 21, 2024 for the year ended December 31, 2024.

(5)
Represents a grant of 39,877 RSUs having a grant date fair value of $649,995 and a grant of 39,877 PRSUs having a grant date fair value of $762,049 awarded on April 14, 2023 for the year ended December 31, 2023.

(6)	Represents $31,500 in 401(k) Plan matching payments for each of the named executive officers and $20,000 in life insurance premiums paid by Genco for Mr. Wobensmith.

(7)	Represents $31,050 in 401(k) Plan matching payments for each of the named executive officers and $20,000 in life insurance premiums paid by Genco for Mr. Wobensmith.

(8)	Represents $29,700 in 401(k) Plan matching payments for each of the named executive officers and $20,000 in life insurance premiums paid by Genco for Mr. Wobensmith.

(9)
Represents a grant of 30,303 RSUs having a grant date fair value of $450,000 and a grant of 30,303 PRSUs having a grant date fair value of $515,303, for each of Messrs. Allen and Christensen, awarded on February 18, 2025 for the year ended December 31, 2025. Assuming the highest level of performance is achieved, the grant date fair value of the PRSUs would be $772,955 (see note 3 above).

(10)
Represents a grant of 17,887 RSUs having a grant date fair value of $325,007 and a grant of 17,887 PRSUs having a grant date fair value of $386,985 awarded on February 21, 2024 for the year ended December 31, 2024.

(11)
Represents a grant of 9,969 RSUs having a grant date fair value of $162,495 and a grant of 9,969 PRSUs having a grant date fair value of $190,508 awarded on April 14, 2023 for the year ended December 31, 2023 and a grant of 3,917 RSUs having a grant date fair value of $56,248 and a grant of 3,917 PRSUs having a grant date fair value of $63,769 awarded on June 16, 2023 for the year ended December 31, 2023 in connection with Mr. Allen’s appointment as Chief Financial Officer effective on such date.

(12)
Represents a grant of 8,418 RSUs having a grant date fair value of $125,007 and a grant of 8,418 PRSUs having a grant date fair value of $143,148 awarded on February 18, 2025 for the year ended December 31, 2025. Assuming the highest level of performance is achieved, the grant date fair value of the PRSUs would be $214,722 (see note 3 above).

(13)
Represents a grant of 6,879 RSUs having a grant date fair value of $124,991 and a grant of 6,879 PRSUs having a grant date fair value of $148,827 awarded on February 21, 2024 for the year ended December 31, 2024.

(14)
Represents a grant of 7,669 RSUs having a grant date fair value of $125,005 and a grant of 7,699 PRSUs having a grant date fair value of $146,555 awarded on April 14, 2023 for the year ended December 31, 2023.

(15)
Represents a grant of 19,263 RSUs having a grant date fair value of $350,009 and a grant of 19,263 PRSUs having a grant date fair value of $416,755 awarded on February 21, 2024 for the year ended December 31, 2024.

(16)
Represents a grant of 18,405 RSUs having a grant date fair value of $300,002 and a grant of 18,405 PRSUs having a grant date fair value of $351,720 awarded on April 14, 2023 for the year ended December 31, 2023.

The following table reflects awards under Genco’s Annual Incentive Plan and 2015 Equity Incentive Plan during the year ended December 31, 2025:

2025 Grants of Plan‑Based Awards
Name (a)	Grant Date (b)	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Number of Shares of Stock (i)(3)	Grant Date Fair Value of Stock Awards ($) (j)(4)
		Threshold ($)(c)(1)	Target ($)(d)(1)	Maximum ($)(e)(1)	Threshold (#)(f)(2)	Target (#)(g)(2)	Maximum (#)(h)(2)
John C. Wobensmith		$226,563	$906,250	$1,812,500
	2/18/25				19,192	76,768	153,536		$1,305,440
	2/18/25							51,178	$759,993
Peter Allen		$80,750	$323,000	$646,000
	2/18/25				7,576	30,303	60,606		$515,303
	2/18/25							30,303	$450,000
Joseph Adamo		$39,375	$157,500	$315,000
	2/18/25				2,105	8,418	16,836		$143,148
	2/18/25							8,418	$125,007
Jesper Christensen		$87,125	$348,500	$697,000
	2/18/25				7,576	30,303	60,606		$515,303
	2/18/25							30,303	$450,000

(1)
Represents estimated payouts for cash bonuses under our Annual Incentive Plan for the year ended December 31, 2025 assuming threshold, target and stretch (maximum) achievement. The actual amounts paid to our named executive officers for 2025 can be found in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table above.

(2)
Represents PRSUs granted to named executive officers in 2025.  These awards vest based on the achievement of rTSR and ROIC over the measurement period beginning January 1, 2025 and ending on December 31, 2027, subject to the named executive officer’s continued employment through December 31, 2027.

(3)
Represents RSUs granted to named executive officers in 2025.   These awards vest ratably in one-third increments on the first three anniversaries of February 23, 2025, subject to the named executive officer’s continued employment through the applicable vesting date.

(4)
The grant date fair value for RSUs and the PRSUs contingent on ROIC is estimated in accordance with ASC 718 based on the closing price of the Company’s common stock on the date of grant. The grant date fair value for the PRSUs contingent on rTSR is estimated in accordance with ASC 718 using a Monte Carlo model for each award on the date of grant, determined under ASC 718, incorporating the following significant assumptions:

The Company used its historical stock prices and those in the peer group as the basis for its volatility assumptions. The risk-free interest rates were based on U.S. Treasury rates in effect as of the grant date. The expected term was based on the time remaining in the performance period as of the grant date. For further information on the valuation of these awards, see note 17 to our audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.

The following table provides information on awards under Genco’s 2015 Equity Incentive Plan outstanding as of December 31, 2025:

Outstanding Equity Awards at 2025 Fiscal Year End
	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Units that Have Not Vested (#)(g)	Market or Payout Value of Units That Have not Vested ($)(h)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)(i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)(j)(1)
John C. Wobensmith Total	69,284(2) 69,284	— —	$9.91 —	2/23/27 —	25,560(3) 67,524(4) 13,293(5) 25,684(7) 51,178(8) 183,239	$624,686 $1,465,271 $281,812 $532,943 $981,594 $3,886,306	55,036(9) 76,768(10) 131,804	$1,141,997 $1,472,410 $2,614,407
Peter Allen Total	2,178(2) 2,178	— —	$9.91 —	2/23/27 —	15,435(4) 3,323(5) 1,306(6) 11,925(7) 30,303(8) 62,292	$334,940 $70,448 $27,491 $247,444 $581,212 $1,261,535	17,887(9) 30,303(10) 48,190	$371,155 $581,212 $952,367
Joseph Adamo Total	— —	— —	— —	— —	6,431(4) 2,557(5) 4,586(7) 8,418(8) 21,992	$139,553 $54,208 $95,160 $161,457 $450,378	6,879(9) 8,418(10) 15,297	$142,739 $161,457 $304,196
Jesper Christensen Total	— —	— —	— —	— —	12,270(3) 28,940(4) 6,135(5) 12,842(7) 30,303(8) 90,490	$299,879 $627,998 $130,062 $266,472 $581,212 $1,905,623	19,263(9) 30,303(10) 49,566	$399,707 $581,212 $980,919

(1)
The value of the unvested stock awards equals the number of unvested shares or RSUs multiplied by $18.43, the closing market price of Genco’s common stock on the NYSE on December 31, 2025, together with accrued but unpaid amounts of dividend equivalents on such awards.

(2)	Represents awards of options exercisable for shares of Genco’s common stock pursuant to Genco’s 2015 Equity Incentive Plan made on February 23, 2021.

(3)
Represents the unvested portions of awards of RSUs pursuant to Genco’s 2015 Equity Incentive Plan granted on February 23, 2022. The RSUs generally vest as to 21.43% of the total number of RSUs on the first three anniversaries of February 23, 2022, 17.86% of such number on the fourth such anniversary, and 17.85% of such total number on the fifth such anniversary for Mr. Wobensmith’s award; ratably in one-fifth increments on the first five anniversaries of February 23, 2022 for Mr. Christensen’s award.

(4)
Represents the unvested portions of awards of RSUs pursuant to Genco’s 2015 Equity Incentive Plan granted on December 23, 2022. The RSUs generally vest ratably in one-fifth increments on each of the first five anniversaries of February 23, 2023 for Mr. Wobensmith’s, Mr. Allen’s, and Mr. Christensen’s awards and ratably in one-third increments on the first three anniversaries of February 23, 2023 for Mr. Adamo’s awards.

(5)
Represents the unvested portions of awards of RSUs pursuant to Genco’s 2015 Equity Incentive Plan granted on April 14, 2023. The RSUs generally vest ratably in one third increments on each of the first three anniversaries of February 23, 2023.

(6)
Represents the unvested portions of awards of RSUs pursuant to Genco’s 2015 Equity Incentive Plan granted on June 16, 2023 to Mr. Allen. The RSUs generally vest ratably in one third increments on each of the first three anniversaries of February 23, 2023.

(7)
Represents awards of RSUs pursuant to Genco’s 2015 Equity Incentive Plan granted on February 21, 2024. The RSUs generally vest ratably in one-third increments on each of the first three anniversaries of February 23, 2024.

(8)
Represents awards of RSUs pursuant to Genco’s 2015 Equity Incentive Plan granted on February 18, 2025, all of which were entirely unvested as of December 31, 2025. The RSUs generally vest ratably in one-third increments on each of the first three anniversaries of February 18, 2025.

(9)
Represents awards of PRSUs pursuant to Genco’s 2015 Equity Incentive Plan granted on February 21, 2024, all of which were entirely unvested as of December 31, 2025. The target number of PRSUs is shown. These awards ordinarily vest based on the achievement of certain performance metrics following completion of a measurement period beginning January 1, 2024 and ending on December 31, 2026 as described above under “Compensation for Genco’s Named Executives for 2025.”

(11)
Represents awards of PRSUs pursuant to Genco’s 2015 Equity Incentive Plan granted on February 18, 2025, all of which were entirely unvested as of December 31, 2025. The target number of PRSUs is shown. These awards ordinarily vest based on the achievement of certain performance metrics following completion of a measurement period beginning January 1, 2025 and ending on December 31, 2027 as described above under “Compensation for Genco’s Named Executives for 2025.”

The following table provides information regarding options exercised and stock awards that vested during the year ended December 31, 2025:

2025 Option Exercises and Stock Vested
Name (a)	Option Awards		Stock awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realizedon Vesting ($) (2) (e)
John C. Wobensmith	185,230	$1,954,993	101,263	$1,880,132
Peter Allen	—	—	31,700	$586,699
Joseph Adamo	—	—	21,006	$386,197

Jesper Christensen	46,243	$470,278	45,545	$844,830

(1)
The aggregate value realized upon the exercise of an option award represents the difference between the aggregate closing market price of the shares of our common stock on the NYSE on the date of exercise and the aggregate exercise price of the exercised option award. In each case, the value realized is before payment of applicable taxes and brokerage commissions, if any.

(2)
The value of the unvested stock awards that vested during the year ended December 31, 2025 equals the number of shares vested multiplied by the closing market price of our common stock on the NYSE on the vesting date of each grant together with the amount of dividend equivalents paid upon vesting. In each case, the value realized is before payment of applicable taxes and brokerage commissions, if any.

Potential Payments upon Termination or Change-in-Control

Genco has adopted the Employee Retention Plan (described more fully below), which provides for severance payments and other benefits on a “double trigger” basis in the event of a qualifying termination of employment within a two-year period following a change in control.  In such circumstances where it applies, the Employee Retention Plan supersedes the payments and other benefits payable under existing employment agreements and equity award agreements to which our named executive officers are parties.  At points in time prior to adoption of the Employee Retention Plan, Genco had entered into employment agreements with each of Messrs. Wobensmith, Allen and Christensen (described more fully below) providing for, among other things, payments to each of them upon termination or change in control of the Company. For annual long-term incentive compensation purposes, Genco has also entered into RSU grant agreements and PRSU grant agreements with each of each of Messrs. Wobensmith, Allen, Christensen and Adamo (described more fully below) providing for, among other things, vesting of the RSUs and PRSUs.

Employee Retention Plan
On February 13, 2026, the Board, on the unanimous recommendation of our independent Compensation Committee, approved the Employee Retention Plan that aligns with market standards and compensation best practices for a broad group of employees across multiple organizational levels.
The Employee Retention Plan is intended to enhance the Company’s severance arrangements in order to support business stability, retain talent, and ensure that such talent can remain focused on driving long‑term shareholder returns and further increasing the Company’s earnings power through drybulk shipping cycles. In particular, a main goal of the Employee Retention Plan is to promote retention of the employees responsible for the day-to-day execution of our strategy.  The Employee Retention Plan embodies customary provisions and was developed under the oversight of our independent Compensation Committee with the assistance of independent compensation consultants and independent outside committee counsel.
The severance payments and other benefits provided under the Employee Retention Plan are subject to a “double trigger” requirement, meaning that they would only become available upon a qualifying termination, which includes participant’s involuntary termination of employment without Cause or resignation for Good Reason  within a two-year period following a Change in Control (each as defined in the Employee Retention Plan), as further described below.
If the severance payments and benefits under the Employee Retention Plan would trigger an excise tax for an employee under Section 4999 of the Internal Revenue Code of 1986, such employee’s severance payments and benefits will be either reduced to a level at which the excise tax is not triggered or paid in full (which would then be subject to the excise tax), whichever results in the better net after-tax position for such employee.

The severance payments and benefits under the Employee Retention Plan can only be triggered by a qualifying termination within two years following a Change in Control, which includes an acquisition of 50% or more of the Company’s voting power, a sale of substantially all of the Company’s assets, a merger in which the Company’s shareholders do not have at least 50% of the voting power of the surviving company, and 50% or more of the members of the Board being replaced during any 12- month period by directors whose appointment or election is not endorsed by a majority of the Board before the date of such appointment or election.
A qualifying termination would occur if the employee was terminated by the Company other than for Cause or the employee terminated employment with the Company for Good Reason.  Cause generally includes material financial malfeasance, conviction of certain kinds of crimes, willful gross neglect or misconduct in carrying out duties for the Company that cause the Company material economic harm or failure to perform such duties at all.  Good Reason includes material diminution in cash compensation opportunities, title, authority, duties or responsibilities (including, as to John C. Wobensmith, those as Chairman of the Board), material changes in geographic location, material breach by the Company of its agreements with the applicable employee or failure of a successor to expressly assume and perform the Plan. Cause and Good Reason are also subject to customary notice and cure rights.
The Employee Retention Plan is interpreted, administered and operated by our Compensation Committee, which shall have complete authority, in its sole discretion subject to the express provisions of the Employee Retention Plan, to interpret its terms, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations necessary or advisable for the administration of the Employee Retention Plan; provided that prior to a change in control, our Compensation Committee may appoint a person (or persons) independent of the third party effectuating the change in control to serve as the administrator of the Employee Retention Plan, effective upon the occurrence of the change in control, and such appointed administrator will not be removed or modified following the change in control (other than at its own initiative).
With regard to our Messrs. Wobensmith, Allen, and Christensen, the Employee Retention Plan provides that upon occurrence of a “double trigger” event described above as to such executive he will receive severance payments and benefits using formulas and in amounts substantially the same as would apply under his existing employment agreement and equity award agreements if our Company were to be acquired presently.  As for our Chief Accounting Officer, Joseph Adamo, the Employee Retention Plan provides that upon occurrence of a “double trigger” event described above, he will receive severance payments and benefits using substantially the same formulas as are set forth in the existing employment agreements and equity award agreements of Messrs. Allen and Christensen if our Company were to be acquired presently.  Under the Employee Retention Plan, Messrs. Wobensmith, Allen, Christensen, and Adamo will be subject to certain restrictive covenants, including non-competition and non-solicitation, for a uniform duration of six months for Messrs. Wobensmith, Christensen, and Adamo and twelve months for Mr. Allen from termination of their employment. These restrictive covenants supersede corresponding covenants under our named executive officers’ employment agreements with variable durations depending on the circumstances.  With regard to our other employees, such severance payments and benefits will consist of customary provisions including a payment tied to base salary as well as some or all of the following in amounts proposed by our management and approved by our Compensation Committee:  a multiple of the applicable target bonus opportunity, a bonus for the year in which the qualifying termination occurs, prorated for the length of the employee’s service during the year and reduced by the amount of any bonus already granted or paid for such year; accelerated vesting of their outstanding equity awards (with PRSUs vesting at target), a lump sum payment for the employee’s medical insurance and similar benefits; and outplacement services.
Employment Agreements

Genco entered into an employment agreement on September 21, 2007 with John C. Wobensmith, Genco’s Chief Executive Officer and President, with an initial two-year term and an automatic renewal for additional one year terms, unless either party terminates his employment agreement on at least 90 days’ notice. Mr. Wobensmith’s salary under his employment agreement may be increased but not decreased and was set at $650,000 per annum under the March 23, 2017 amendment. His employment agreement also provides for discretionary bonuses as determined by Genco’s Compensation Committee in its sole discretion; such bonuses are now governed by the Annual Incentive Plan, as discussed above. Mr. Wobensmith will also be eligible to receive restricted stock and other equity grants from time to time pursuant to Genco’s 2015 Equity Incentive Plan or any successor employee stock incentive, warrant or option plan. Genco pays for life insurance and long-term disability insurance for Mr. Wobensmith pursuant to his employment agreement at a cost of no more than $20,000 per annum.
Under his employment agreement, Mr. Wobensmith has agreed to protect Genco’s confidential information for three years after termination, and not to solicit Genco’s employees for other employment for two years after termination. He has also agreed not to engage in certain defined competitive activities described in his employment agreement for two years after the termination of his employment with Genco. Certain provisions regarding competitive activities will only apply for six months following a change of control or in the event of termination of Mr. Wobensmith by Genco without cause or by Mr. Wobensmith for good reason. For purposes of his employment agreement, change of control is defined generally as the acquisition of beneficial ownership of more than 50% of the aggregate voting power of Genco by any person or group; the sale of all or substantially all of Genco’s assets within a 12-month period; any merger or similar transaction in which holders of Genco’s voting stock immediately prior to such transaction do not hold at least 50% of the voting stock of the surviving entity; the acquisition of beneficial ownership of more than 40% of the aggregate voting power of Genco by any person or group that is required to file a Schedule 13D; or replacement of a majority of the Board is a 12-month period without endorsement by a majority of the pre-replacement Board.
Under his employment agreement, if Mr. Wobensmith is terminated without cause or resigns for good reason, Genco will pay him a pro rata bonus for the year of termination equal to the amount by which his average short-term annual cash bonus over the three prior years exceeds the value of his cash bonus for the year of termination (prorated for length of employment in the year of termination), plus a lump sum equal to double the average of his prior three years’ annual incentive awards, plus double his annualized base salary, and provide medical, dental, long-term disability, and life insurance benefit plan coverage for him and his eligible dependents for a period of two years. Genco’s nonrenewal of Mr. Wobensmith’s employment agreement by giving at least 90 days’ notice prior to the end of the then current term is treated as a termination without cause. If a termination without cause or resignation for good reason occurs within two years after a change in control, (i) the amounts that are doubled above become tripled, (ii) the coverage period of two years becomes three years, and (iii) the average of his prior three years’ annual incentive awards will instead be the average of his annual incentive awards for the three years immediately preceding the change in control. Mr. Wobensmith’s annual incentive award for a given year is his cash bonus earned for that year. Additionally, if a change in control occurs within nine months after termination of Mr. Wobensmith’s employment for good reason or other than for cause, death, or disability, the total severance compensation and benefits he will be entitled to receive will be the same as provided in the event of such a termination within two years after a change in control.
In the event of termination of Mr. Wobensmith’s employment due to his death or disability, Genco will pay him, or his estate, a pro rata bonus for the year of termination as described above and one year’s salary and, in the case of disability, to provide medical, dental, long-term disability, and life insurance benefit plan coverage for him and his eligible dependents for a period of one year.
Mr. Wobensmith’s severance payments under his employment agreement and his equity grant agreements are subject to an “equitable best net” provision with respect to a change in control. In the event of a change of control, Mr. Wobensmith will receive the greater of (1) the amount he would receive if he were paid the full severance amount called for under his employment agreement reduced by the amount of any excise tax under Section 4999 of the Code thereon (which Mr. Wobensmith would pay) and (2) the amount he would receive if his cash severance payments were reduced to the maximum amount that would not result in an excise tax.

On May 6, 2025, the Company entered into employment agreements with Peter Allen, Genco’s Chief Financial Officer, and Jesper Christensen, Genco’s Chief Commercial Officer as noted above under “Compensation Discussion and Analysis – Employment Agreements.”  Under their respective employment agreements, both executives have agreed to protect Genco’s confidential information indefinitely after termination and not to solicit Genco’s employees for other employment for two years after termination. Each such executive has agreed not to engage in certain defined competitive activities described in his employment agreement. Each executive’s non-competition period terminates twelve months after the period of employment if he is terminated without cause or resigns for good reason. The non-competition period does not apply if Genco relocates its office more than fifty miles from its current location or from the executive’s current residence and the executive resigns within thirty days after notice of such relocation, in which case the executive does not receive severance payments. Otherwise, the non-competition period terminates eighteen months after the employment period. For purposes of their employment agreements, change of control is defined generally as the acquisition of beneficial ownership of more than 50% of the aggregate voting power of Genco by any person or group; the sale of all or substantially all of Genco’s assets within a 12-month period; any merger or similar transaction in which holders of Genco’s voting stock immediately prior to such transaction do not hold at least 50% of the voting stock of the surviving entity; or replacement of a majority of the Board is a 12-month period without endorsement by a majority of the pre-replacement Board.

If either executive is terminated without cause or resigns for good reason, Genco will pay him a pro rata bonus for the year of termination (prorated for length of employment in the year of termination), plus a lump sum equal to the bonus for the year of termination plus one year’s annualized base salary, plus any bonus awarded for the year prior to termination if not previously paid. If a termination without cause or resignation for good reason occurs within two years after a change in control, the lump sum payment is doubled. In the event of termination of either executive’s employment due to his death or disability, Genco will pay him, or his estate, the amount of the bonus awarded for the prior year to the extent not previously paid. Severance bonuses are payable at target unless an amount higher than target has been determined, in which the higher amount is payable. If no target has been determined for year in which termination occurs, the prior year’s target would be used. Both executives’ severance payments under their employment agreements and their equity grant agreements are subject to an “equitable best net” provision with respect to a change in control. Each executive may elect to continue his existing medical and dental benefits under the Company’s plans in accordance with COBRA, and is entitled to reimbursement for the out-of-pocket cost of such continued coverage during his non-competition period unless such reimbursement would cause Genco to incur tax penalties. Further, the employment agreements amend Messrs. Allen’s and Christensen’s RSU and PRSU grant agreements such that if Messrs. Allen or Christensen resigns for good reason, any unvested RSU and PRSU awards will receive the same treatment as if he were terminated without cause.
The table below sets forth the payments and other benefits that would be provided to each of Mr. Wobensmith, Mr. Allen, Mr. Adamo, and Mr. Christensen upon termination of employment by Genco (i) under the “double trigger” terms of the Employee Retention Plan as described above, and (ii) without cause or by the named executive officer for good reason under the following sets of circumstances as described more fully above: change of control, no change of control, and death or disability. In each set of circumstances, Genco has assumed a termination as of the end of the day on December 31, 2025 and that the Employee Retention Plan had been in effect on such date for purposes of the calculations for the table below:
Employee Retention Plan (Double Trigger)	Termination by Executive for Good Reason or by Company without Cause		Death or Disability
	Change of Control	No Change of Control

John C. Wobensmith:
Cash Severance Payment	$6,651,000	$6,651,000	$4,807,000		$1,844,000
Estimated Present Value of Continued Benefits Following Termination(1)	$262,932	$262,932	$155,936		$79,629
Peter Allen:
Cash Severance Payment	$1,747,000	$1,747,000	$1,035,000	$	-(3)
Estimated Present Value of Continued Benefits Following Termination(2)	$95,160	$95,160	$62,529		$-
Joseph Adamo:
Cash Severance Payment	$1,165,500	$-	$-		$-
Estimated Present Value of Continued Benefits Following Termination	$65,994	$-	$-		$-
Jesper Christensen:
Cash Severance Payment	$2,035,833	$2,035,833	$1,192,167	$	-(3)
Estimated Present Value of Continued Benefits Following Termination(2)	$34,839	$34,839	$22,901		$-

(1)
Mr. Wobensmith and his dependents are entitled to medical, dental and certain other insurance coverage substantially identical to the coverage in place prior to termination. This benefit period is two years if Genco terminates Mr. Wobensmith’s employment without cause or if he terminates his employment at Genco with good reason, three years if such a termination occurs within two years following a change in control, or twelve months in the event of his death or disability. The amounts presented for termination for good reason or without cause assume a discount rate of 10% per annum and annual cost increases of 5% for health insurance. The amounts presented for death or disability assume circumstances, which would provide the maximum benefit (i.e., disability of the executive).

(2)
In the event of his death, or termination of his employment by the Company due to disability, the Company will pay to him (or his estate or legal representative, as the case may be), accrued but unpaid base salary through the termination date, any business expenses required to be reimbursed and certain other payments, entitles and benefits plus a severance amount of any annual incentive award for the year prior to the year in which the termination date occurs, to the extent not previously paid. In the case of disability, he may elect to continue his existing medical and dental benefits under the Company’s plans in accordance with and subject to the law known as COBRA. Any COBRA continuation coverage will be at his own cost.

(3)	Assumes prior payment of bonus amount awarded for previous year of $463,000 for Mr. Allen and $515,000 for Mr. Christensen.

Accelerated Vesting of Equity Awards
RSUs. Under the terms of Mr. Wobensmith’s RSU grant agreements with unvested RSUs remaining, the RSUs vest in full six months after the occurrence of a change of control (as defined under the 2015 Equity Incentive Plan), subject to the individual’s continued employment on such date, unless the RSU award is not assumed, continued or substituted for by the acquirer, in which case the RSUs will vest in full immediately upon a change in control. In addition, if Mr. Wobensmith’s service is terminated by Genco without cause (as defined in the 2015 Equity Incentive Plan) or he terminates his service for good reason (as defined in his employment agreement), then his RSU grants made in 2025 or later vest in full, and the next yearly tranche of his prior RSU awards vest, subject to vesting in full if termination occurs when Genco is party to a definitive agreement that will result in a change of control or if termination occurs within 12 months after a combination in which either (a) Genco issues more than thirty-five percent (35%) of its outstanding voting stock if it is the survivor or (b) Genco shareholders would collectively own less than sixty-five (65%)

of the outstanding voting stock of the combined company if Genco is not the survivor. Also, if Mr. Wobensmith’s individual’s service is terminated by Genco by reason of his death or disability (as defined in the applicable RSU grant agreement), the RSUs become vested as to a pro rata percentage of the RSUs, calculated monthly, that would otherwise become vested at the next vesting date. For purposes of the RSUs, “service” means a continuous time period during which the individual is at least one of the following: an employee or a director of, or a consultant to, Genco.

Under the terms of the RSU grant agreements of Messrs. Allen, Adamo and Christensen with unvested RSUs remaining, the RSUs vest in full if the individual’s service is terminated by Genco without cause within twelve months after the occurrence of a change of control, unless the RSU award is not assumed, continued or substituted for by the acquirer, in which case the RSUs will vest in full immediately upon a change in control. In addition, if the executive’s service is terminated by Genco without cause (as defined in the 2015 Equity Incentive Plan), then his RSU grants made in 2025 or later vest in full, and the next yearly tranche of his prior RSU awards vest, subject to vesting in full if termination occurs when Genco is party to a definitive agreement that will result in a change of control or if termination occurs within 12 months after a combination in which either (a) Genco issues more than thirty-five percent (35%) of its outstanding voting stock if it is the survivor or (b) Genco shareholders would collectively own less than sixty-five (65%) of the outstanding voting stock of the combined company if Genco is not the survivor. Also, if the executive’s service is terminated by Genco by reason of his death or disability, the RSUs become vested as to a pro rata percentage of the RSUs, calculated monthly, that would otherwise become exercisable at the next vesting date.

PRSUs. Under the terms of Mr. Wobensmith’s PRSU grant agreements, the PRSUs vest in full at target six months after the occurrence of a change of control (as defined under the 2015 Equity Incentive Plan), subject to his continued employment on such date, unless the PRSU award is not assumed, continued or substituted for by the acquirer, in which case the PRSUs will vest in full at target immediately upon a change in control. In addition, if Mr. Wobensmith’s service is terminated by reason of his death or disability (as defined in the PRSU grant agreement) or, under his PRSU agreement entered into in 2023, his service is terminated by Genco without cause (as defined in the 2015 Equity Incentive Plan) or he terminates his service for good reason (as defined in his Employment Agreement), the PRSUs become vested as to a pro rata percentage of the PRSUs, calculated monthly, based on the length of performance period served and performance vest and settle based on actual performance at the conclusion of the performance period, subject to vesting in full if termination occurs when Genco is party to a definitive agreement that will result in a change of control or if termination occurs within 12 months after a combination in which either (a) Genco issues more than thirty-five percent (35%) of its outstanding voting stock if it is the survivor or (b) Genco shareholders would collectively own less than sixty-five (65%) of the outstanding voting stock of the combined company if Genco is not the survivor. Under his PRSU agreements entered into after 2023, if Mr. Wobensmith’s service is terminated by Genco without cause or he terminates his service for good reason, the PRSUs vest in full at target. For purposes of the PRSUs, “service” means a continuous time period during which the individual is at least one of the following: an employee or a director of, or a consultant to, Genco.

Under the terms of the PRSU grant agreements of Messrs. Allen, Adamo and Christensen, the PRSUs vest in full at target if the individual’s service is terminated by Genco without cause within twelve months after the occurrence of a change of control, unless the PRSU award is not assumed, continued or substituted for by the acquirer, in which case the PRSUs will vest in full at target immediately upon a change in control. In addition, if the executive’s service is terminated by reason of his death or disability (as defined in the PRSU grant agreement) or, under his PRSU agreement entered into in 2023, by Genco without cause (as defined in the 2015 Equity Incentive Plan), the PRSUs become vested as to a pro rata percentage of the PRSUs, calculated monthly, based on the length of performance period served and performance vest and settle based on actual performance at the conclusion of the performance period.   Under the PRSU agreements entered into after 2023, if the executive’s service is terminated by Genco without cause, the PRSUs vest in full at target.

Options. All unexercised options awarded to Mr. Wobensmith are currently vested and exercisable. Genco’s current compensation framework does not include options, although Genco may award options in the future.
The table below sets forth the vesting of RSUs and PRSUs under the following sets of circumstances: under the “double trigger” terms of the Employee Retention Plan as described above, change of control, termination without cause, and death or disability. In each set of circumstances, Genco has assumed a triggering event as of the end of the day on December 31, 2025 and used the closing market price of Genco’s common stock on December 31, 2025 of $18.43 per share and the target amount of PRSUs for purposes of the calculations for the table below.

			Value of Equity Awards Subject to Accelerated Vesting ($)
Name	RSUs				PRSUs
	Employee Retention Plan (Double Trigger)	Change of Control	Termination without Cause	Death or Disability	Employee Retention Plan (Double Trigger)	Change of Control	Termination without Cause	Death or Disability
John C. Wobensmith	$3,377,095	$3,377,095	$2,311,988	$1,205,414	$2,429,148	$2,429,148	$2,429,148	$1,147,820
Peter Allen	$1,148,042	$1,148,042	$958,397	$396,813	$888,142	$888,142	$888,142	$405,933
Joseph Adamo	$405,313	$405,313	$405,313	$216,353	$281,924	$281,924	$281,924	$136,235
Jesper Christensen	$1,667,731	$1,667,731	$1,199,093	$590,359	$913,501	$913,501	$913,501	$422,839

Chief Executive Officer Pay Ratio
For 2025, the total compensation of our Chief Executive Officer of $3,965,933, as presented in the 2025 Summary Compensation Table, was approximately 24.55 times the total compensation of the Company’s median employee of $161,538 applying a cost-of-living adjustment (the Company’s reported pay ratio) or approximately 80.21 times the total compensation of the Company’s median employee of $49,442 without such adjustment, in each case calculated as further described below.
Because a significant portion of our workforce is located outside the United States, including in India through our GS Shipmanagement Pte. Ltd technical management joint venture, we elected to apply a cost-of-living adjustment for purposes of identifying our median employee. The median employee (both with or without a cost-of-living adjustment) was identified from the same employee population by reviewing the total cash compensation consisting of salary, bonus, where applicable, employer retirement contributions (including 401(k) match for U.S. employees), for all employees, excluding the Company’s Chief Executive Officer, employed by the Company or its consolidated subsidiaries on December 31, 2025. We believe such use of total cash compensation is a consistently applied compensation measure because we do not widely distribute equity awards to employees. All employees of the Company and its consolidated subsidiaries were included. Adjustments were made to annualize the compensation of employees who were not employed by us for the entire year. We applied the World Bank Price Level Ratio of PPP Conversion Factor (GDP) to market exchange rate to adjust the employees’ base salary and the median employee’s total annual compensation to the cost-of-living in the U.S., where our Chief Executive Officer resides. We then identified the median employee, who was located in New York. We applied this same process without the cost-of-living adjustment as well, which identified a median employee located in India. Foreign currencies were converted into U.S. dollars using exchange rates as of December 31, 2025. The 2025 annual total compensation was calculated for each median employee using the same methodology used for the Company’s Chief Executive Officer as presented in the 2025 Summary Compensation Table. Given the different methodologies that various public companies use to determine their chief executive officer pay ratios, the pay ratio reported above should not be used as a basis for comparison between companies.
Pay Versus Performance

In accordance with SEC rules, we prepared the analysis set forth below of the relationship between the compensation actually paid to our CEO and other named executive officers and certain financial performance measures over the last five fiscal years.

Pay Versus Performance Disclosure Table

					Value of Initial Fixed $100 Investment Based on:
Year	Summary Compen- sation Table Total for CEO ($) (1)	Compensation Actually Paid to CEO ($) (2)	Average Summary Compen- sation Table Total for Non-CEO NEOs (3)	Average Compen- sation Actually Paid to Non-CEO NEOs ($) (4)	Total Shareholder Return ($)	Peer Group Total Shareholder Return ($) (5)	Net Income (millions) ($)	Adjusted EBITDA (millions)($)(6)
2025	$3,965,933	$5,945,310	$1,475,420	$2,070,101	$358	$288	$(4.5)	$85.9
2024	$3,966,753	$3,599,569	$1,373,241	$1,243,930	$258	$219	$76.5	$151.2
2023	$3,166,744	$4,254,860	$820,010	$822,207	$283	$290	$(12.4)	$101.5
2022	$4,906,384	$5,644,810	$1,256,393	$1,308,060	$247	$251	$159.4	$226.8
2021	$2,593,200	$4,886,997	$701,533	$927,498	$222	$229	$182.0	$252.9

(1)
The dollar amounts reported in this column are the amounts of total compensation reported for Mr. Wobensmith, our Chief Executive Officer and President, for each corresponding year in the “Total” column of the Summary Compensation Table (“SCT”).

(2)
The dollar amounts reported in this column represent the amount of “Compensation Actually Paid” to Mr. Wobensmith as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Wobensmith during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the dollar amounts in this column were calculated as follows:

Adjustments to Determine Compensation Actually Paid for CEO	2025	2024	2023	2022	2021
SCT Total for CEO	$3,965,933	$3,966,753	$3,166,744	$4,906,384	$2,593,200
Deduction for Amounts Reported under the “Stock Awards” Column in the SCT	$(2,065,433)	(1,890,703)	(1,412,044)	(3,149,984)	(600,000)
Deduction for Amounts Reported under the “Option Awards” Column in the SCT	-	-	-	-	(300,000)
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year End	$2,613,275	$1,372,485	1,376,554	2,827,991	1,141,870
Increase/deduction for Change in Fair Value from prior Year End to current Year End of Awards Granted Prior to year that were Outstanding and Unvested as of Year end	$1,011,084	(593,272)	277,223	(50,922)	1,537,011
Increase/deduction for Change in Fair Value from Prior Year End to Vesting Date of Awards Granted Prior to year that Vested during year	$161,443	287,510	630,984	727,009	471,054
Plus: Value of Dividends or Other Earnings Paid on Equity Awards Not Otherwise Reflected in Total Compensation	$259,007	456,796	215,399	384,332	43,862
Compensation Actually Paid to CEO	$5,945,310	$3,599,569	$4,254,860	$5,644,810	$4,886,997

(3)
The dollar amounts reported in this column represent the average of the amounts reported for our named executive officers as a group (excluding Mr. Wobensmith) in the “Total” column of the SCT in each applicable year. Our named executive officers other than Mr. Wobensmith consist of Messrs. Allen, Adamo and Christensen for 2025 and 2024; Messrs. Allen, Adamo, Christensen, Zafolias, and Hughes for 2023; and Messrs. Adamo, Zafolias, and Hughes for 2022 and 2021.

(4)
The dollar amounts reported in this column represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Mr. Wobensmith), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the named executive officers as a group (excluding Mr. Wobensmith) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the dollar amounts in this column were calculated as follows, using the same methodology described above in Note 2:

Adjustments to Determine Compensation Actually Paid for Non-CEO NEOs	2025	2024	2023	2022	2021
Average SCT Total for Non-CEO NEOs	$1,475,420	$1,373,241	$820,010	$1,256,393	$701,533
Deduction for Amounts Reported under the “Stock Awards” Column in the SCT	$(732,920)	(584,191)	(279,261)	(683,327)	(67,778)
Deduction for Amounts Reported under the “Option Awards” Column in the SCT	-	-	-	-	(33,889)
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year End	$924,570	427,375	275,884	624,353	128,988
Increase/deduction for Change in Fair Value from prior Year End to current Year End of Awards Granted Prior to year that were Outstanding and Unvested as of Year End	$269,774	(167,048)	36,187	(13,231)	151,827
Increase/deduction for Change in Fair Value from Prior Year-End to Vesting Date of Awards Granted Prior to year that Vested during year	$53,697	63,390	88,301	67,587	42,198
Deduction for Fair Value as of the Prior Fiscal Year End of Equity Awards Granted in Prior Fiscal Years that Failed to Meet Vesting Conditions in the Fiscal Year	-	-	(151,520)	-	-
Plus: Value of Dividends or Other Earnings Paid on Equity Awards Not Otherwise Reflected in Total Compensation	$79,560	131,163	32,607	56,283	4,618
Average Compensation Actually Paid to Non-CEO NEOs	$2,070,101	$1,243,930	$822,207	$1,308,060	$927,498

(5)
The peer group used for this purpose is the same as the peer group we use in our annual report to comply with Item 201(e) of Regulation S-K and consists of Star Bulk Carriers Corp., Diana Shipping Inc., Safe Bulkers, Inc., Pacific Basin Shipping Limited, Pangaea Logistics Solutions Ltd., Seanergy Maritime Holdings Corp. and Thorensen Thai Agencies Plc. Eagle Bulk Shipping was removed from this peer group as it ceased to be a publicly traded company in April 2024, and Belships ASA and Golden Ocean Group Limited were removed from this peer group because they were acquired by other companies and ceased to be publicly traded companies in 2025.

(6)
We have determined that Adjusted EBITDA is the financial performance measure that, in our assessment, represents the most important performance measure (that is not otherwise required to be disclosed in the table) used to link compensation actually paid to our named executives, for the most recently completed fiscal year, to company performance. This measure is used to determine 60% of the 2025 payouts under our 2025 Annual Bonus Program.  For a reconciliation of Adjusted EBITDA to Net Income, please see Appendix A.

Most Important Performance Measures

The following is a list of five financial performance measures that, in our assessment, represent the most important performance measures we used to link compensation for our named executives in 2025 to Company performance:

Adjusted EBITDA	TCE vs. Benchmark	Relative TSR%	Return on Invested Capital
Cost vs. Budget

For a further description of these performance measures, please see Appendix A.

The following chart provides a graphical representation of the Compensation Actually Paid to our CEO and the Average Compensation Actually Paid to our Non-CEO NEOs versus the five-year cumulative TSR of the Company and our peer group referenced above in note 5:

The following chart provides a graphical representation of the Compensation Actually Paid to our CEO and Average Compensation Actually Paid to our Non-CEO NEOs versus the Company’s Net Income and the Company’s selected measure, Adjusted EBITDA:

2025 Director Compensation

The following table summarizes compensation earned by directors other than Mr. Wobensmith for the year ended December 31, 2025:

Name of Director (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (c)	Total ($) (h)
Paramita Das	$90,000	$124,992	$214,992
James G. Dolphin	$125,000	$199,987	$324,987
Kathleen C. Haines	$127,500	$176,688	$304,188
Basil G. Mavroleon	$98,495	$124,992	$223,487
Karin Y. Orsel	$97,500	$124,992	$222,492
Arthur L. Regan	$93,992	$124,992	$218,984

(1)          The amount indicated represents the total fees for service on the Board or its committees as described below.

(2)          The amounts in column (c) reflect the aggregate grant date fair value of RSU awards computed in accordance with FASB ASC Topic 718, based on the stock price as of the date of grant. The actual amount realized by the director will likely vary based on a number of factors, including stock price fluctuations and applicable vesting. Given our determination that dividend equivalents for such RSUs are factored into the RSUs’ grant date fair value computed in accordance with FASB ASC Topic 718, dividend equivalents received by the directors for such RSUs are not separately reported.   As of December 31, 2025, the aggregate number of RSUs outstanding for each individual who served as a non-employee director during 2025 was for Ms. Das, 15,547.50; for Mr. Dolphin, 0; for Ms. Haines, 97,948.79; for Mr. Mavroleon, 123,110.98; for Ms. Orsel, 8,222.49; and Mr. Regan, 54,888.49.

Mr. Wobensmith does not receive additional compensation for his service on the Board, and his 2025 compensation for Mr. Wobensmith is shown above in the “2025 Summary Compensation Table.

For fiscal year 2025, each director of Genco other than Mr. Dolphin received an annual fee of $75,000, a fee of $25,000 for lead independent director, a fee of $20,000 for an Audit Committee Chair assignment, $10,000 for an Audit Committee member assignment, $15,000 for a Chair assignment for the Compensation Committee, the Nominating and Corporate Governance Committee, or the ESG Committee, and $7,500 for a member assignment to the Compensation Committee, the Nominating and Corporate Governance Committee, or the ESG Committee, each of which was prorated for length of service.  Mr. Dolphin received quarterly cash fees at the rate of $125,000 per annum for his service as Chairman of the Board through the end of 2025.

For fiscal year 2025, on May 20, 2025, Mses. Haines, Orsel, and Das and Messrs. Mavroleon and Regan were each granted RSUs with respect to 8,960 shares of Genco’s common stock, representing a grant having a dollar value of $125,000 based on the closing price at which Genco’s stock was quoted on the NYSE, with fractional shares rounded down. On the same date, Mr. Dolphin was granted RSUs with respect to 14,336 shares of Genco’s common stock, representing a grant having a dollar value of $200,000 based on the closing price of Genco’s common stock on such date, with fractional shares rounded down.  Shares of Genco’s common stock are only issued in respect of vested RSUs when the director’s service with the Company as a director terminates.  In connection with his resignation, Mr. Dolphin’s 2025 RSU grant was vested and settled in shares of Genco’s common stock along with his previously vested RSUs.

Genco reimburses its directors for all reasonable expenses incurred by them in connection with serving on the Board or its committees.

Appendix A

Compensation Metrics

Adjusted EBITDA Net revenue less vessel operating expenses, cash G&A expenses, and technical management fees. Extraordinary G&A costs will be brought to Compensation Committee for potential exclusion. Calculations are based on the Corporation’s fleet size, with adjustments to be made based on the actual number of ships owned during the measurement period.

TCE vs. Benchmark measures actual TCE compared to the relevant benchmark (Platts Scrubber and non-Scrubber Fitted Capesize Index for Capesize vessels and the BSI 58 index of the Baltic Dry Index as published by the Baltic Exchange for our minor bulk vessels) net of commissions and adjusted for our fleet composition and vessel characteristics. We define TCE rates as our voyage revenues less voyage expenses, charter-hire expenses and realized gains or losses on fuel hedges, divided by the number of the available days of our owned fleet during the period.

Cost vs Budget is measured against the budget at the beginning of each year adjusted for the number of owned vessels and timing of drydockings.

Relative TSR% used a peer group consisting of Star Bulk Carriers Corp., Diana Shipping Inc., Golden Ocean Group Limited, Safe Bulkers, Inc., Pacific Basin Shipping Limited, Pangaea Logistics Solutions Ltd., Belships ASA, Seanergy Maritime Holdings Corp., Taylor Maritime Investments Limited, 2020 Bulkers Ltd. and Thoresen Thai Agencies Plc.

Return on Invested Capital is Net Operating Profit After Taxes (NOPAT) / (debt + equity - cash) based on internally adjusted metrics.

Reconciliation of Adjusted EBITDA to Net Income 2021-2025

		2025	2024	2023	2022	2021
EBITDA Reconciliation ($ in 000s)
Net (loss) income attributable to Genco Shipping & Trading Limited		$(4,366)	$76,401	$(12,870)	$158,576	$182,007
+	Net interest expense	10,776	10,319	6,113	8,052	15,203
+	Depreciation and amortization	76,230	68,666	66,465	60,190	56,231
	EBITDA	$82,640	$155,386	$59,708	$226,818	$253,441
+	Impairment of vessel assets	651	6,595	41,719	-	-
+	(Gain) loss on sale of vessels	-	(16,468)	-	-	(4,924)
+	Loss on debt extinguishment	678	-	-	-	4,408
+	Other operating expense	1,930	5,728	-	-	-
+	Unrealized loss (gain) on fuel hedges	(6)	8	96	(4)	(34)
+	Adjusted EBITDA	$85,893	$151,249	$101,523	$226,814	$252,891

Adjusted EBITDA for STI compensation purposes adds non-cash restricted stock amortization expense of $7m to the above 2025 Adjusted EBITDA figure and adjusts the actual number of vessels owned during 2025 for the number of vessels owned when the STI targets were set.

Reconciliation of Adjusted EBITDA to Net Income for Q4 2025

		Q4 2025
EBITDA Reconciliation ($ in 000s)
Net income attributable to Genco Shipping & Trading Limited		$15,411
+	Net interest expense	3,519
+	Depreciation and amortization	21,134
	EBITDA	$40,064
+	Impairment of vessel assets	-
+	(Gain) loss on sale of vessels	-
+	Loss on debt extinguishment	-
+	Other operating expense	1,930
+	Unrealized loss (gain) on fuel hedges	(9)
+	Adjusted EBITDA	$41,985

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Genco’s voting common stock as of April 28, 2026 of:

•	each person, group or entity known to Genco to beneficially own more than 5% of Genco’s stock;
•	each of Genco’s directors and nominees for director;
•
Genco’s Chairman and Chief Executive Officer, John C. Wobensmith; its Chief Financial Officer, Peter Allen, its Chief Commercial Officer, Jesper Christensen, and its Chief Accounting Officer, Joseph Adamo; and

•	all of Genco’s directors and executive officers as a group.

As of April 28, 2026, a total of 43,577,051 shares of common stock were outstanding and entitled to vote at the Special Meeting. Each share of Genco common stock is entitled to one vote on matters on which Genco common shareholders are eligible to vote. The amounts and percentages of Genco common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Any information reported below from sources pre-dating the 1-for-10 reverse stock split effected by the Company on July 7, 2016 has been adjusted to reflect such reverse stock split.

Beneficial Ownership of Directors and Executive Officers
Ownership of Common Stock
	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percentage
John C. Wobensmith	633,901 (2)(6)	1.5%
Peter Allen	66,702 (3)(6)	*
Joseph Adamo	38,519 (4)(6)	*
Jesper Christensen	98,299 (5)(6)	*
Paramita Das	- (6)(7)	-
Kathleen C. Haines	- (6)(8)	-
Basil G. Mavroleon	739 (6)(9)	*
Karin Y. Orsel	- (6)(10)	-
Arthur L. Regan	104,414 (6)(11)	*
BlackRock, Inc.	2,848,462 (12)	6.5%
Kibo Investments Pte. Ltd.	4,156,171 (13)	9.5%
Dimensional Fund Advisors LP	2,714,503 (14)	6.2%
Diana Shipping Inc.	6,413,151 (15)	14.7%
All current directors and executive officers as a group (9 persons)	942,574	2.2%

(1)	Unless otherwise indicated, the business address of each beneficial owner identified is c/o Genco Shipping & Trading Limited, 299 Park Avenue, 12th Floor, New York, NY 10171.

(2)
Includes 69,284 shares of common stock underlying options that were granted on February 23, 2021. Does not include 146,524 RSUs and 194,459 PRSUs that generally vest more than 60 days after April 28, 2026. Mr. Wobensmith has pledged 365,246 shares of our common stock as security for personal loans. This pledge predates the adoption of the Company’s policy restricting hedging and pledging of Company securities as described above in “Executive Compensation Anti-Hedging and Anti-Pledging Policy” and was previously disclosed to our Board in accordance with the policy’s terms. Accordingly, the pledge is consistent with the terms of such policy and limited to the number of shares pledged.

(3)	Does not include 61,318 RSUs and 73,053 PRSUs that generally vest more than 60 days after April 28, 2026.

(4)	Does not include 14,120 RSUs and 21,512 PRSUs that generally vest more than 60 days after April 28, 2026.

(5)	Does not include 76,915 RSUs and 74,429 PRSUs that generally vest more than 60 days after April 28, 2026.

(6)
Each restricted stock unit represents the right to receive one share of our common stock, or in the sole discretion of our Compensation Committee, the value of a share of common stock on the date that the restricted stock unit vests.

(7)
Does not include 6,475 shares of common stock that may be issuable in settlement of restricted stock units granted on May 30, 2024, or 8,960 shares of common stock that may be issuable in settlement of restricted stock units granted on May 20, 2025 and additional restricted stock units subsequently granted in lieu of cash dividends that generally vest on the earlier of (i) the date of our 2026 Annual Meeting of Shareholders and (ii) the date that is fourteen months after the date of the grant.

(8)
Does not include 79,620 shares of common stock that may be issuable in settlement of vested restricted stock units, including additional restricted stock units granted in lieu of cash dividends, or 8,960 shares of common stock that may be issuable in settlement of restricted stock units granted on May 20, 2025 and additional restricted stock units subsequently granted in lieu of cash dividends that generally vest on the earlier of (i) the date of our 2026 Annual Meeting of Shareholders and (ii) the date that is fourteen months after the date of the grant.

(9)
Does not include 116,448 shares of common stock that may be issuable in settlement of vested restricted stock units, including additional restricted stock units granted in lieu of cash dividends, or 8,960 shares of common stock that may be issuable in settlement of restricted stock units granted on May 20, 2025 and additional restricted stock units subsequently granted in lieu of cash dividends that generally vest on the earlier of (i) the date of our 2026 Annual Meeting of Shareholders and (ii) the date that is fourteen months after the date of the grant.

(10)
Does not include 29,659 shares of common stock that may be issuable in settlement of vested restricted stock units, including additional restricted stock units granted in lieu of cash dividends, or 8,960 shares of common stock that may be issuable in settlement of restricted stock units granted on May 20, 2025 and additional restricted stock units subsequently granted in lieu of cash dividends that generally vest on the earlier of (i) the date of our 2026 Annual Meeting of Shareholders and (ii) the date that is fourteen months after the date of the grant.

(11)
Does not include 46,325 shares of common stock that may be issuable in settlement of vested restricted stock units, including additional restricted stock units granted in lieu of cash dividends, or 8,960 shares of common stock that may be issuable in settlement of restricted stock units granted on May 20, 2025 and additional restricted stock units subsequently granted in lieu of cash dividends that generally vest on the earlier of (i) the date of our 2026 Annual Meeting of Shareholders and (ii) the date that is fourteen months after the date of the grant.

(12)	The address of the reporting person is 50 Hudson Yards, New York, NY 10001. The reported information is based upon the Schedule 13G amendment filed by BlackRock, Inc. with the SEC on October 17, 2025.

(13)
The address of the reporting person is 2 Marina Boulevard, #24-03, MBFC Tower 3, Singapore 018982. The reported information is based upon the Schedule 13G amendment filed by Kibo Investments Pte. Ltd with the SEC on July 2, 2025.

(14)
The address of the reporting person is 6300 Bee Cave Road, Building One, Austin, TX 78746. The reported information is based upon the Schedule 13G amendment filed by Dimensional Fund Advisors LP with the SEC on February 9, 2024.

(15)
The address of the reporting person is Pendelis 16, 175 64 Palaio Faliro, Athens, Greece. The reported information is based on the Schedule 13D amendment filed by Diana Shipping Inc. with the SEC on January 16, 2026.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 regarding the 2015 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	71,462	$9.91	779,885

Total	71,462	$9.91	779,885

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

In April 2007, Genco’s Board adopted a policy and procedures for review, approval and monitoring of transactions involving Genco and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or greater of any class of Genco’s voting securities, immediate family members of the foregoing).  The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest) and will be applied to any such transactions proposed after its adoption.

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

During calendar years 2025 and 2026 through the date of this Amendment No. 1 on Form 10-K/A, Genco has no related person transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditors for Fiscal 2025 and 2024

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for fiscal 2025 and fiscal 2024 and fees billed for audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for fiscal 2025 and fiscal 2024.

Type of Fees	2025	2024
	($ in thousands)	($ in thousands)
Audit Fees	$900	$936
Audit-Related Fees	$0	$0
Tax Fees	$41	$51
All Other Fees	$0	$0
Total	$941	$987

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

The Audit Committee has adopted an auditor pre-approval policy, which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee has delegated to its Chairman authority to approve a request for pre-approval provided that the same is submitted to the Audit Committee for ratification at its next scheduled meeting.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Exhibits:

The Exhibit Index attached to this report is incorporated into this Item 15 by reference.

EXHIBIT INDEX

Exhibit	Document

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(*)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2026.
GENCO SHIPPING & TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)