Form 10-Q
period 2026-03-31
GENCO SHIPPING & TRADING LTD
filed 2026-05-06
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2026: Common stock, par value $0.01 per share — 43,577,051 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$54,770	$55,540
Due from charterers, net of a reserve of $581 and $519, respectively	20,273	14,284
Prepaid expenses and other current assets	14,204	14,053
Inventories	22,859	25,187
Vessels held for sale	8,585	—
Total current assets	120,691	109,064

Noncurrent assets:
Vessels, net of accumulated depreciation of $379,360 and $372,525, respectively	1,062,459	939,327
Deposits on vessels	—	14,585
Deferred drydock, net of accumulated amortization of $31,502 and $29,389, respectively	56,693	62,389
Fixed assets, net of accumulated depreciation and amortization of $12,692 and $12,521, respectively	6,993	7,492
Operating lease right-of-use assets	5,152	5,251
Total noncurrent assets	1,131,297	1,029,044

Total assets	$1,251,988	$1,138,108

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$34,536	$36,843
Deferred revenue	5,979	8,826
Total current liabilities:	40,515	45,669

Noncurrent liabilities:
Long-term operating lease liabilities	5,616	5,539
Long-term debt, net of deferred financing costs of $11,121 and $10,920, respectively	318,879	189,080
Total noncurrent liabilities	324,495	194,619

Total liabilities	365,010	240,288

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 43,577,051 and 43,243,165 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	435	432
Additional paid-in capital	1,444,714	1,465,134
Accumulated deficit	(559,773)	(569,082)
Total Genco Shipping & Trading Limited shareholders’ equity	885,376	896,484
Noncontrolling interest	1,602	1,336
Total equity	886,978	897,820
Total liabilities and equity	$1,251,988	$1,138,108

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenues:
Voyage revenues	$114,429	$71,269

Total revenues	114,429	71,269

Operating expenses:
Voyage expenses	36,276	27,354
Vessel operating expenses	26,560	24,916
Charter hire expenses	6,096	2,285
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,830 and $1,496, respectively)	8,109	7,494
Technical management expenses	760	1,325
Depreciation and amortization	21,038	17,665
Impairment of vessel assets	527	—
Net gain on sale of vessels	(2,075)	—
Other operating expense	3,826	—

Total operating expenses	101,117	81,039

Operating income (loss)	13,312	(9,770)

Other (expense) income:
Other income (expense)	96	(13)
Interest income	665	370
Interest expense	(4,498)	(2,549)

Other expense, net	(3,737)	(2,192)

Net income (loss)	9,575	(11,962)
Less: Net income (loss) attributable to noncontrolling interest	266	(39)
Net income (loss) attributable to Genco Shipping & Trading Limited	$9,309	$(11,923)

Net earnings (loss) per share-basic	$0.21	$(0.28)
Net earnings (loss) per share-diluted	$0.21	$(0.28)
Weighted average common shares outstanding-basic	43,706,069	43,201,941
Weighted average common shares outstanding-diluted	44,411,222	43,201,941

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2026 and 2025

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Net income (loss)	$9,575	$(11,962)

Other comprehensive loss	—	—

Comprehensive income (loss)	9,575	(11,962)
Less: Comprehensive income (loss) attributable to noncontrolling interest	266	(39)
Comprehensive income (loss) attributable to Genco Shipping & Trading Limited	$9,309	$(11,923)

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2026 and 2025

(U.S. Dollars in Thousands)

				Genco
				Shipping &
				Trading
		Additional		Limited
	Common	Paid-in	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2026	$432	1,465,134	(569,082)	$896,484	$1,336	$897,820

Net income			9,309	9,309	266	9,575

Issuance of shares due to vesting of RSUs, PRSUs and exercise of options	3	(3)		—		—

Cash dividends declared ($0.50 per share)		(22,247)		(22,247)		(22,247)

Nonvested stock amortization		1,830		1,830		1,830

Balance — March 31, 2026	$435	$1,444,714	$(559,773)	$885,376	$1,602	$886,978

				Genco
				Shipping &
				Trading
		Additional		Limited
	Common	Paid-in	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2025	$427	1,491,032	(564,716)	$926,743	$1,485	$928,228

Net loss			(11,923)	(11,923)	(39)	(11,962)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)		—		—

Cash dividends declared ($0.30 per share)		(13,111)		(13,111)		(13,111)

Nonvested stock amortization		1,496		1,496		1,496

Balance — March 31, 2025	$429	$1,479,415	$(576,639)	$903,205	$1,446	$904,651

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$9,575	$(11,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,038	17,665
Amortization of deferred financing costs	612	493
Right-of-use asset amortization	99	334
Amortization of nonvested stock compensation expense	1,830	1,496
Impairment of vessel assets	527	—
Net gain on sale of vessels	(2,075)	—
Insurance proceeds for protection and indemnity claims	187	5
Insurance proceeds for loss of hire claims	—	6
Change in assets and liabilities:
(Increase) decrease in due from charterers	(5,989)	3,165
(Increase) decrease in prepaid expenses and other current assets	(338)	317
Decrease (increase) in inventories	2,328	(1,103)
(Decrease) increase in accounts payable and accrued expenses	(2,936)	3,736
(Decrease) increase in deferred revenue	(2,847)	680
Increase (decrease) in operating lease liabilities	77	(519)
Deferred drydock costs incurred	(6,396)	(11,411)
Net cash provided by operating activities	15,692	2,902

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(133,846)	(2,845)
Purchase of other fixed assets	(405)	(652)
Net proceeds from sale of vessels	10,934	—
Insurance proceeds for hull and machinery claims	—	581
Net cash used in investing activities	(123,317)	(2,916)

Cash flows from financing activities:
Proceeds from the $680 Million Revolver	69,287	—
Proceeds from the $600 Million Revolver	65,000	—
Repayments on the $600 Million Revolver	(4,287)	—
Cash dividends paid	(22,598)	(13,433)
Payment of deferred financing costs	(547)	—
Net cash provided by (used in) financing activities	106,855	(13,433)

Net decrease in cash, cash equivalents and restricted cash	(770)	(13,447)

Cash and cash equivalents at beginning of period	55,540	44,005
Cash and cash equivalents at end of period	$54,770	$30,558

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

As of March 31, 2026, the Company’s fleet consisted of 44 drybulk vessels, including two Newcastlemax vessels, 17 Capesize vessels, 15 Ultramax vessels and 10 Supramax vessels, with an aggregate carrying capacity of approximately 4,990,000 deadweight tons (“dwt”) and an average age of approximately 12.7 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of March 31, 2026 and December 31, 2025, and was formed to provide ship management services to the Company’s vessels. As of March 31, 2026 and December 31, 2025, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements, including the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the disclosures and footnotes normally included in complete consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026 (the “2025 10-K”). The accompanying Condensed Consolidated Financial Statements include the accounts of GS&T and its direct and indirect wholly-owned subsidiaries and GSSM. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2026.

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

Vessels held for sale

On February 24, 2026, the Company entered into an agreement to sell the Genco Predator, a 2005-built Supramax vessel. The sale of the vessel was completed on April 15, 2026. The relevant vessel assets have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2026. Refer to Note 5 — Vessel Acquisitions and Dispositions.

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

During the three months ended March 31, 2026 and 2025, the Company recorded ($40) and $8 of realized (losses) gains in other income (expense), respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $238 and $6 of unrealized gains in other income (expense), respectively.

The total fair value of the bunker swap agreements and forward fuel purchase agreements in an asset position as of March 31, 2026 and December 31, 2025 is $302 and $0, respectively, and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The total fair value of the bunker swap agreements and forward fuel purchase agreements in a liability position as of March 31, 2026 and December 31, 2025 is $64 and $0, respectively, and are recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance, which are recorded as part of vessel operating expenses, are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain of $1,560 and $31 during the three months ended March 31, 2026 and 2025, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three months ended March 31, 2026 and 2025 the Company recorded $527 and $0, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”). The impairment expense recorded during the three months ended March 31, 2026 of $527 is related to the loss on disposal of replaced equipment on certain vessels.

Net gain on sale of vessels

During the three months ended March 31, 2026, the Company recorded a net gain of $2,075 related to the sale of the Genco Picardy on March 30, 2026. During the three months ended March 31, 2025, the Company did not complete the sale of any vessels. Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of this vessel.

Other operating expense

Other operating expense of $3,826 recorded during the three months ended March 31, 2026 consists of costs for non-routine aspects of the Company’s 2026 Annual Meeting of Shareholders.

3 – SEGMENT REPORTING

The Company transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes through the ownership and operation of drybulk vessels. The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable. The Company owns a fleet of vessels that focuses on Newcastlemax, Capesize, Ultramax and Supramax vessels. Newcastlemax and Capesize vessels represent the Company’s major bulk vessels category while Ultramax and Supramax vessels represent the Company’s minor bulk vessel category.

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

Information about the Company’s reportable segments for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31, 2026
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$56,559	57,870	$114,429

Less:
Voyage expenses	17,269	19,007	36,276
Charter hire expenses	—	6,096	6,096
Other (income) expense	40	—	40
Net voyage revenue (1)	39,250	32,767	72,017

Less:
Vessel operating expenses	11,395	15,165	26,560

Segment profit	$27,855	$17,602	$45,457

Reconciliation to net loss:
General and administrative expenses			8,109
Technical management expenses			760
Depreciation and amortization			21,038
Impairment of vessel assets			527
Net gain on sale of vessels			(2,075)
Other operating expense			3,826
Other (income) expense			(136)
Interest income			(665)
Interest expense			4,498

Net income			$9,575

	For the Three Months Ended March 31, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$31,051	40,218	$71,269

Less:
Voyage expenses	13,572	13,782	27,354
Charter hire expenses	—	2,285	2,285
Other (income) expense	—	(8)	(8)
Net voyage revenue (1)	17,479	24,159	41,638

Less:
Vessel operating expenses	10,270	14,646	24,916

Segment profit	$7,209	$9,513	$16,722

Reconciliation to net income:
General and administrative expenses			7,494
Technical management expenses			1,325
Depreciation and amortization			17,665
Other (income) expense			21
Interest income			(370)
Interest expense			2,549

Net loss			$(11,962)

(1) Net voyage revenue is used to calculate the Time Charter Equivalent ("TCE"), which is reviewed by the CODM and is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts. This amount includes realized (losses) gains on fuel hedges that were recorded as part of Other income (expense) on the Condensed Consolidated Statements of Operations.

4 – CASH FLOW INFORMATION

For the three months ended March 31, 2026, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $810 for the Purchase of vessels and ballast water treatment systems, including deposits, $103 for the Purchase of other fixed assets, $19 for Vessels held for sale and $405 for the Net proceeds from sale of vessels. For the three months ended March 31, 2026, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,537 for Cash dividends payable and $266 for the Payment of deferred financing costs.

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

During the three months ended March 31, 2026 and 2025, cash paid for interest was $3,898 and $2,072, respectively.

During the three months ended March 31, 2026 and 2025, any cash paid for income taxes was insignificant.

During the three months ended March 31, 2026, $265,000 of debt outstanding under the $600 Million Revolver was transferred to the $680 Million Revolver. As part of the debt modification, $4,287 was settled net amongst the lenders, which has been included as proceeds from the $680 Million Revolver and repayments on the $600 Million Revolver. Refer Note 8 — Debt for further information.

All stock options exercised during the three months ended March 31, 2026 and 2025 were cashless. Refer to Note 13 — Stock-Based Compensation for further information.

On February 16, 2026, the Company granted 210,826 restricted stock units and 118,596 performance-based restricted stock units to certain individuals. The aggregate fair value of these restricted stock units and performance-based restricted stock units was $4,682 and $3,026, respectively.

On February 18, 2025, the Company granted 267,344 restricted stock units and 145,792 performance-based restricted stock units to certain individuals. The aggregate fair value of these restricted stock units and performance-based restricted stock units was $3,970 and $2,479, respectively.

Refer to Note 13 — Stock-Based Compensation for further information regarding the aforementioned grants.

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$613

5 – VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On November 15, 2025, the Company entered into agreements to acquire two 2020-built 208,000 dwt scrubber-fitted Newcastlemax vessels for a total purchase price of $145,500. These vessels, which were renamed Genco Stars and Stripes and Genco Valkyrie, were delivered on March 5, 2026 and March 24, 2026, respectively. The Company drew down $30,000 on the $600 Million Revolver on November 20, 2025 in part to fund the $14,550 deposit made on November 24, 2025, which was held in an escrow account until the Company took delivery of the vessels. The Company drew down $65,000 on its $600 Million Revolver on February 23, 2026 and $65,000 on its $680 Million Revolver on March 16, 2026 to finance the remainder of the purchases.

On July 10, 2025, the Company entered into an agreement to acquire a 2020-built, 182,000 dwt scrubber-fitted Capesize vessel, which was renamed the Genco Courageous, for a purchase price of $63,550. The Genco Courageous was delivered on October 15, 2025. The Company drew down $10,000 on its $500 Million Revolver on June 26, 2025 in part to fund the $6,355 deposit made on July 23, 2025, which was held in an escrow account until the Company took delivery of the vessel. The Company drew down $60,000 on its $600 Million Revolver on September 16, 2025 to finance the remainder of the purchase.

Vessel Dispositions

On February 24, 2026, the Company entered into agreements to sell the Genco Picardy and the Genco Predator, both 2005-built Supramax vessels, to a third party for $10,600 each less a commission payable to a third party. These vessels were unencumbered. The sales of the Genco Picardy and Genco Predator were completed on March 30, 2026 and April 15, 2026, respectively. The vessel assets for the Genco Predator have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2026.

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

There were 286,254 stock options, 324,695 performance based restricted stock units and 626,521 restricted stock units excluded from the computation of diluted net loss per share during the three months ended March 31, 2025 because they were anti-dilutive (refer to Note 13 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Three Months Ended
	March 31,
	2026	2025

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,706,069	43,201,941

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,706,069	43,201,941

Dilutive effect of stock options	37,897	—

Dilutive effect of performance-based restricted stock units	204,948	—

Dilutive effect of restricted stock units	462,308	—

Weighted-average common shares outstanding, diluted	44,411,222	43,201,941

7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026 and 2025, the Company did not have any related party transactions.

8 – DEBT

Long-term debt, net consists of the following:

	March 31,	December 31,
	2026	2025
Principal amount	$330,000	$200,000
Less: Unamortized deferred financing costs	(11,121)	(10,920)

Long-term debt, net	$318,879	$189,080

	March 31, 2026		December 31, 2025
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$680 Million Revolver	$330,000	$11,121	$—	$—
$600 Million Revolver	—	—	200,000	10,920

Total debt	$330,000	$11,121	$200,000	$10,920

$680 Million Revolver

On February 27, 2026, the Company entered into a sixth amendment to upsize its existing $600 Million Revolver to utilize $80,000 under the $300,000 accordion feature to increase the Company’s borrowing capacity from $600,000 to $680,000 (the “$680 Million Revolver”). The increased borrowing capacity was available upon the delivery of the two Newcastlemax vessels, the Genco Stars and Stripes and the Genco Valkyrie, that were delivered on March 5, 2026 and March 24, 2026, respectively, refer to Note 5 — Vessel Acquisitions and Dispositions.

The maturity date of the $680 Million Revolver is July 10, 2030 and total quarterly commitment reductions are $29,422 per quarter commencing on March 31, 2027. Key terms of the $680 Million Revolver remain substantially the same as under the Company’s previous $600 Million Revolver.

In accordance with ASC 470-50 — “Debt – Modifications and Extinguishments,” the $680 Million Revolver represents a debt modification of the $600 Million Revolver, therefore the unamortized deferred financing costs for the prior $600 Million Revolver are being amortized over the remaining life of the $680 Million Revolver.

As of March 31, 2026, there was $350,000 availability under the $680 Million Revolver. There were no debt repayments made during the three months ended March 31, 2026 and 2025 under the $680 Million Revolver.

As of March 31, 2026, the Company was in compliance with all of the financial covenants under the $680 Million Revolver.

$600 Million Revolver

On July 10, 2025, the Company entered into a fifth amendment to amend, extend and upsize its existing $500 Million Revolver. The amended structure consisted of a $600 million revolving credit facility (the “$600 Million Revolver”) which could be utilized to support growth of its asset base, as well as general corporate purposes. The maturity date of the $600 Million revolver was July 10, 2030.

There were $4,287 and $0 debt repayments made during the three months ended March 31, 2026 and 2025, respectively, under the $600 Million Revolver.

On February 27, 2026, the Company entered into a sixth amendment to the $600 Million Revolver; refer to the “$680 Million Revolver” section above. As part of the debt modification, $4,287 was settled net amongst the lenders, which has been included as proceeds from the $680 Million Revolver and repayments on the $600 Million Revolver.

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

There were no debt repayments during the three months ended March 31, 2026 and 2025 under the $500 Million Revolver.

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

	For the Three Months Ended
	March 31,
	2026	2025
Effective Interest Rate	6.52%	9.14%
Range of Interest Rates (excluding unused commitment fees)	5.47 % to 5.53%	6.21 % to 6.24%

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 that are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	March 31, 2026		December 31, 2025
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$54,770	$54,770	$55,540	$55,540
Principal amount of floating rate debt	330,000	330,000	200,000	200,000

The carrying value of the borrowings under the $680 Million Revolver and the $600 Million Revolver as of March 31, 2026 and as of December 31, 2025, respectively, which exclude the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of March 31, 2026 and December 31, 2025 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Interest rate cap agreements, bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 2 — Summary of Significant Accounting Policies for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three months ended March 31, 2026 and 2025.

The fair value determination for the operating lease right-of-use assets is based on third-party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three months ended March 31, 2026 and 2025, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of March 31, 2026 and December 31, 2025.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$15,867	$18,642
Accrued general and administrative expenses	4,678	7,117
Accrued vessel operating expenses	13,991	11,084
Total accounts payable and accrued expenses	$34,536	$36,843

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended March 31, 2026 and 2025, the Company earned $114,429 and $71,269 of voyage revenues, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations includes the following:

	For the Three Months Ended
	March 31,
	2026	2025
Lease revenue	$33,849	$32,336
Spot market voyage revenue	80,580	38,933
Total voyage revenues	$114,429	$71,269

12 – LEASES

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York, which commenced on July 26, 2019 and ended on September 29, 2025. There was $0 and $306 of sublease income recorded during the three months ended March 31, 2026 and 2025. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842, “Leases (Topic 842)” (“ASC 842”). The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three months ended March 31, 2026 and 2025, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2026:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2026	71,462	9.91	4.33
Granted	—	—	—
Exercised	(2,178)	9.91	4.33
Forfeited	—	—	—

Outstanding as of March 31, 2026	69,284	$9.91	$4.33

Exercisable as of March 31, 2026	69,284	$9.91	$4.33

The following table summarizes certain information about the options outstanding as of March 31, 2026:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	March 31, 2026			March 31, 2026
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.91	—	$—	—	69,284	$9.91	0.90

As of March 31, 2026 and December 31, 2025, a total of 69,284 and 71,462 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of March 31, 2026.

For the three months ended March 31, 2026 and 2025, the Company did not record any amortization expense of the fair value of its stock options.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of March 31, 2026 and December 31, 2025, 1,588,359 and 1,330,383 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

The RSUs that have been issued to certain members of the Board of Directors generally vest on the date of the annual shareholders meeting of the Company following the date of the grant. In lieu of cash dividends issued for vested and nonvested shares held by certain members of the Board of Directors, the Company will grant additional vested and nonvested RSUs, respectively, which are calculated by dividing the amount of the dividend by the 30-trading day trailing volume-weighted average price per share of the Company’s common stock on the dividend payment date and will have the same terms as other RSUs issued to members of the Board of Directors.  The RSUs that have been issued to other individuals vest in equal installments on each of the anniversaries of the determined vesting date, over the three or five year vesting periods, as applicable.

The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2026:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2026	634,884	$15.98
Granted	217,836	22.21
Vested	(263,888)	16.60
Forfeited	—	—

Outstanding as of March 31, 2026	588,832	$18.00

The total fair value of the RSUs that vested during the three months ended March 31, 2026 and 2025 was $6,231 and $2,855, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested outstanding as of March 31, 2026:

Unvested RSUs			Vested RSUs
March 31, 2026			March 31, 2026
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
588,832	$18.00	1.42	286,614	$14.05

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of March 31, 2026, unrecognized compensation cost of $6,578 related to RSUs will be recognized over a weighted-average period of 1.42 years.

For the three months ended March 31, 2026 and 2025, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2026	2025
General and administrative expenses	$1,305	$1,219

Performance-Based Restricted Stock Units

The Company has granted performance-based restricted stock units (“PRSUs”) under the 2015 Plan to certain employees of the Company, some of which are contingent upon the Company’s relative total shareholder return (“TSR”) and some of which are contingent upon the Company’s return on invested capital (“ROIC”) for a three-year performance period. As of March 31, 2026 and December 31, 2025, 74,645 and 0 shares of the Company’s common stock were outstanding in respect of the PRSUs, respectively.

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

The table below summarizes the Company’s unvested PRSUs for the three months ended March 31, 2026:

	Number of	Average Grant
	PRSUs	Date Price
Outstanding as of January 1, 2026	244,857	$18.88
Granted	118,596	25.52
Adjusted for performance results (a)	—	—
Vested	—	—
Forfeited	—	—

Outstanding as of March 31, 2026	363,453	$21.04

(a)	Represents the adjustment to previously granted PRSUs for performance results.

There were no PRSUs that vested during the three months ended March 31, 2026 and 2025.

The PRSUs, if earned, will ordinarily be settled in shares of common stock issued during the first quarter after the three-year performance period and the recipient will receive a share of common stock for each earned PRSU. If 100% of the target metric is achieved, the recipient will earn 100% of the target amount of the PRSUs originally granted. However, based on actual performance, the number of PRSUs earned will change based on the ranges described above.

As of March 31, 2026, unrecognized compensation cost of $4,976 related to PRSUs will be recognized over a weighted-average period of 1.81 years.

The weighted-average assumptions used in the estimation of the fair value of these awards granted during the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended
	March 31,
Significant Input	2026	2025
Closing share price of our common stock	$22.21	$14.85
Risk-free rate of return	3.37%	4.24%
Expected volatility of our common stock	32.37%	38.99%
Holding period discount	0%	0%
Simulation term (in years)	2.87	2.86
Range of target	0% to 200%	0% to 200%

For the three months ended March 31, 2026 and 2025, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended
	March 31,
	2026	2025
General and administrative expenses	$525	$277

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

15 – SUBSEQUENT EVENTS

On April 15, 2026 the Company completed the sale of the Genco Predator, a 2005-built Supramax vessel, to a third party for $10,600 less a 3.0% commission payable to a third-party broker. The vessel assets for the Genco Predator have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2026 at its net book value. This vessel was unencumbered as of March 31, 2026. During the second quarter of 2026, the Company expects to record a net gain on the sale of the Genco Predator similar to the net gain on sale of the Genco Picardy recorded during the first quarter of 2026.

On April 16, 2026, the Company entered into an agreement to acquire a 2019-built 182,000 dwt scrubber-fitted Capesize vessel for a total purchase price of $65,000. The Company paid the $6,500 deposit on May 1, 2026 utilizing cash on hand and this deposit will be held in an escrow account until the Company takes delivery of the vessel. The Company expects to take delivery of the vessel during June 2026.

On May 6, 2026, the Company announced a regular quarterly dividend of $0.35 per share to be paid on or about May 26, 2026 to shareholders of record as of May 18, 2026. The aggregate amount of the dividend is expected to be approximately $15.6 million based on the number of shares currently outstanding, and the Company anticipates funding the dividend from cash on hand at the time the payment is to be made.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) military actions, terrorism, or piracy, including without limitation the ongoing conflicts in Ukraine and Iran, and attacks on vessels in the Red Sea, and other conflicts in the Middle East and Venezuela; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2026 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) outbreaks of disease such as the COVID-19 pandemic; (xxiii) trade conflicts, the imposition or modification of port fees, tariffs and other import restrictions, and the effectiveness and cost of any measures the Company may adopt to avoid or mitigate the impact of the foregoing; and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based pure-play drybulk ship owning company focused on the seaborne transportation of commodities globally. We transport key cargoes such as iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes. Our fleet currently consists of 43 drybulk vessels, including two Newcastlemax, 17 Capesize, 15 Ultramax and 9 Supramax vessels, with an aggregate carrying capacity of approximately 4,935,000 deadweight tons (“dwt”) and an average age of approximately 12.6 years.

See pages 33-34 for a table of our current fleet.

Our approach towards fleet composition is to own a high-quality fleet of vessels focused on Newcastlemax, Capesize, Ultramax and Supramax vessels. Newcastlemax and Capesize vessels represent our major bulk vessel category, while Ultramax and Supramax vessels represent our minor bulk vessel category. Our major bulk vessels are primarily used to transport iron ore, coal and bauxite, while our minor bulk vessels are primarily used to transport grains, steel products and other drybulk cargoes such as cement, scrap, fertilizer, nickel ore, salt and sugar. This approach of owning ships that transport both major and minor bulk commodities provide us with exposure to a wide range of drybulk trade flows.

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

Since 2021, we have executed this strategy by reducing our debt by $119.2 million cumulatively through March 31, 2026 while expanding our core major bulk and minor bulk segments. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across various market environments.

In addition to the $54.8 million of cash on our balance sheet as of March 31, 2026, we had undrawn revolver availability of $350.0 million, bringing our total liquidity to $404.8 million.

On February 27, 2026, we entered into an amendment to upsize our existing $600 Million Revolver. Specifically, we utilized $80 million under the $300 million accordion feature to increase our borrowing capacity from $600 million to $680 million (the “$680 Million Revolver”). The increased borrowing capacity was available upon the delivery of the two Newcastlemax vessels, the Genco Stars and Stripes and the Genco Valkyrie, which were delivered on March 5, 2026 and March 24, 2026, respectively. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements.

Including the $0.35 dividend for the first quarter of 2026, we have declared 27 consecutive quarterly dividends, which total $7.915 per share.

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

At MEPC’s 84th session in April 2026, member states did not reach agreement on adoption or substantive revision of the IMO Net-Zero Framework. The Framework remains the central basis for ongoing negotiations, with two intersessional working group meetings agreed for September 2026 and November 2026 to address remaining concerns and issues with the current draft amendments.

MEPC’s 85th session is scheduled for November 30 to December 3, 2026. Subject to decisions made at MEPC 85, the adjourned second extraordinary session is expected to be resumed directly thereafter, on December 4, 2026, to continue consideration of adoption of the IMO Net-Zero Framework.

Based on the outcomes of MEPC’s 84th session, the earliest the IMO Net-Zero Framework will enter into force remains mid-2028, although continued lack of consensus or further revisions could delay implementation.

In the IMO Net-Zero Framework’s current form, any vessel consuming conventional fossil fuels would be required to transfer surplus credits from over-compliant vessels, purchase remedial credits through contributions to the Net-Zero Fund, or both to clear its compliance deficit. The timing and final design of these measures remain uncertain but could result in increased compliance costs for dry bulk vessels operating on conventional fuels.

United Kingdom Emissions Trading Scheme

The United Kingdom (“UK”) government has released its interim response on the expansion of the UK Emission Trading Scheme (“UK ETS”) to the maritime sector. The response notes the following:

●	The UK ETS maritime regime will start on July 1, 2026 with the first reporting period running through December 31, 2026 and subsequent reporting periods on a full calendar year basis.
●	The deadline for surrendering of allowances against verified emissions will be April 30 of the year following the reporting period, however allowances for 2026 will not need to be surrendered until April 30, 2028, together with the 2027 allowances.
●	The UK ETS will include all domestic voyages. All emissions within a voyage will be included, including while at anchor and while moored. In addition, all in-port emissions from ships which are travelling domestically, internationally, or both will be included.
●	The UK ETS Authority has proposed expanding the UK ETS to include 50% of emissions from international maritime voyages starting or ending in a UK port by 2028.
●	The regime applies to vessels of 5,000 gross tonnage and above and covers carbon dioxide, methane, and nitrous oxide emissions.

These regulations are subject to change until the UK government and UK ETS Authority issue their final responses. Once issued, this response may provide clarity in respect of international voyage emissions which are intended to be included in the future.

Regional Carbon Taxing Schemes

In addition to the EU’s established regional schemes, several national carbon taxing schemes have been implemented recently, most notably by Djibouti and Gabon, with others reportedly under evaluation. Liberia announced a carbon levy in early 2026 only to formally reverse its position several days later. While these recent schemes apply a relatively small price to emissions from ships that call these countries, the trend is towards regulatory fragmentation and complexity. This trend may be exacerbated by the delay and uncertainty surrounding the IMO’s Net-Zero Framework. It is also possible that prolonged lack of consensus and clarity at IMO with regard to the Net-Zero Framework will result in regional and national carbon taxing schemes being more difficult to repeal if and when the Net-Zero Framework eventually does enter force, leading towards overlapping taxation.

Biofouling Regulation

Brazil began enforcing biofouling regulations from February 2026 designed to minimize the risk of ships introducing invasive aquatic species, requiring vessels to arrive with a “clean hull” or risk Port State Control (“PSC”) fines, detention, or denial of port entry. Brazil’s biofouling regulations are aligned with the IMO’s 2023 Biofouling Guidelines and similar to existing requirements in Australia and New Zealand. Biosecurity concerns coupled with growing safety and environmental restrictions on underwater hull and propeller cleaning point toward an emerging area of regulatory and operational complexity and underscore the importance of proactive antifouling strategies.

At MEPC 83 in April 2025, the Committee formally agreed to develop a legally binding instrument for the control and management of ships’ biofouling. This decision reflects a shift to elevate biofouling management, currently governed by the voluntary 2023 Biofouling Guidelines to the same enforceable status as ballast water management. The development process is structured around a multi-year work plan. Technical drafting began at the Pollution Prevention and Response (“PPR”) 13 sub-committee meeting in February 2026. While the exact legal form is still under deliberation, the IMO aims for the final instrument to be adopted by 2029, with a likely entry into force around 2031 or 2032, depending on the speed of the subsequent ratification process.

Vessel Acquisitions and Sales

Acquisitions

On April 16, 2026, we entered into an agreement to acquire a 2019-built 182,000 dwt scrubber-fitted Capesize vessel for a total purchase price of $65.0 million. We paid the $6.5 million deposit on May 1, 2026 utilizing cash on hand and this deposit will be held in an escrow account until we take delivery of the vessel. We expect to take delivery of the vessel during June 2026.

On November 15, 2025, we entered into agreements to acquire two 2020-built 208,000 dwt scrubber-fitted Newcastlemax vessels for a total purchase price of $145.5 million. The vessels, that were renamed Genco Stars and Stripes and Genco Valkyrie, were delivered on March 5, 2026 and March 24, 2026, respectively. We drew down $30 million on the $600 Million Revolver on November 20, 2025 in part to fund the $14.6 million deposit made on November 24, 2025, which was held in an escrow account until we took delivery of the vessels. We drew down $65 million on our $600 Million Revolver on February 23, 2026 and $65 million on our $680 Million Revolver on March 16, 2026 to finance the remainder of the purchases.

On July 10, 2025, we entered into an agreement to acquire a vessel that was renamed the Genco Courageous, a 2020-built, 182,000 dwt scrubber-fitted Capesize vessel, for a purchase price of $63.6 million. The vessel was delivered on October 15, 2025. We drew down $10 million on our $500 Million Revolver on June 26, 2025 in part to fund the $6.4 million deposit made on July 23, 2025. We drew down $60 million on our $600 Million Revolver on September 16, 2025 to finance the remainder of the purchase.

Sales

On February 24, 2026, we entered into agreements to sell the Genco Picardy and Genco Predator, both 2005-built Supramax vessels, to a third party for $10.6 million each less a commission payable to a third party. The Genco Picardy was delivered to its third-party buyer on March 30, 2026. The Genco Predator has been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2026. The Genco Predator was subsequently delivered to its third-party buyer on April 15, 2026.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2026 and 2025 on a consolidated basis.

	For the Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Newcastlemax	34.9	—	34.9	100.0%
Capesize	1,530.0	1,440.0	90.0	6.3%
Ultramax	1,350.0	1,350.0	—	—%
Supramax	988.2	990.0	(1.8)	(0.2)%

Total	3,903.1	3,780.0	123.1	3.3%

Chartered-in days (2)
Newcastlemax	—	—	—	—%
Capesize	—	—	—	—%
Ultramax	293.4	130.7	162.7	124.5%
Supramax	110.8	142.7	(31.9)	(22.4)%

Total	404.2	273.4	130.8	47.8%

Available days (owned & chartered-in fleet) (3)
Newcastlemax	28.8	—	28.8	100.0%
Capesize	1,460.2	1,338.5	121.7	9.1%
Ultramax	1,575.1	1,442.9	132.2	9.2%
Supramax	1,062.7	995.7	67.0	6.7%

Total	4,126.8	3,777.1	349.7	9.3%

Available days (owned fleet) (4)
Newcastlemax	28.8	—	28.8	100.0%
Capesize	1,460.2	1,338.5	121.7	9.1%
Ultramax	1,281.7	1,312.2	(30.5)	(2.3)%
Supramax	951.9	853.0	98.9	11.6%

Total	3,722.6	3,503.7	218.9	6.2%

Operating days (5)
Newcastlemax	28.8	—	28.8	100.0%
Capesize	1,452.0	1,307.1	144.9	11.1%
Ultramax	1,572.8	1,432.4	140.4	9.8%
Supramax	1,050.3	992.4	57.9	5.8%

Total	4,103.9	3,731.9	372.0	10.0%

Fleet utilization (6)
Newcastlemax	100.0%	—%	100.0	100.0%
Capesize	99.2%	96.3%	2.9%	3.0%
Ultramax	99.8%	99.1%	0.7%	0.7%
Supramax	98.3%	98.7%	(0.4)%	(0.4)%

Fleet average	99.2%	98.0%	1.2%	1.2%

	For the Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Newcastlemax	$11,501	$—	$11,501	100.0%
Capesize	26,653	13,059	13,594	104.1%
Ultramax	15,942	12,039	3,903	32.4%
Supramax	12,958	9,804	3,154	32.2%

Fleet average	19,346	11,884	7,462	62.8%
Major bulk vessels	26,360	13,059	13,301	101.9%
Minor bulk vessels	14,670	11,158	3,512	31.5%

Daily vessel operating expenses (8)
Newcastlemax	$12,805	$—	$12,805	100.0%
Capesize	7,155	7,132	23	0.3%
Ultramax	6,033	6,046	(13)	(0.2)%
Supramax	7,106	6,550	556	8.5%

Fleet average	6,805	6,592	213	3.2%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,		March 31,
	2026	2025	2026	2025	2026	2025
Voyage revenues (in thousands)	$114,429	$71,269	$56,559	$31,051	$57,870	$40,218
Voyage expenses (in thousands)	36,276	27,354	17,269	13,572	19,007	13,782
Charter hire expenses (in thousands)	6,096	2,285	—	—	6,096	2,285
Realized (loss) gain on fuel hedges (in thousands)	(40)	8	(40)	—	—	8
	72,017	41,638	39,250	17,479	32,767	24,159
Total available days for owned fleet	3,723	3,504	1,489	1,339	2,234	2,165
Total TCE rate	$19,346	$11,884	$26,360	$13,059	$14,670	$11,158

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

Operating Data

The following tables represent the operating data for the three months ended March 31, 2026 and 2025 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2026	2025	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$114,429	$71,269	$43,160	60.6%

Total revenues	114,429	71,269	43,160	60.6%

Operating Expenses:
Voyage expenses	36,276	27,354	8,922	32.6%
Vessel operating expenses	26,560	24,916	1,644	6.6%
Charter hire expenses	6,096	2,285	3,811	166.8%
General and administrative expenses (inclusive of nonvested stock amortization expense of $1,830 and $1,496, respectively)	8,109	7,494	615	8.2%
Technical management expenses	760	1,325	(565)	(42.6)%
Depreciation and amortization	21,038	17,665	3,373	19.1%
Impairment of vessel assets	527	—	527	100.0%
Net gain on sale of vessels	(2,075)	—	(2,075)	(100.0)%
Other operating expense	3,826	—	3,826	100.0%

Total operating expenses	101,117	81,039	20,078	24.8%

Operating income (loss)	13,312	(9,770)	23,082	(236.3)%
Other expense, net	(3,737)	(2,192)	(1,545)	70.5%

Net income (loss)	9,575	(11,962)	21,537	(180.0)%
Less: Net income (loss) attributable to noncontrolling interest	266	(39)	305	(782.1)%
Net income (loss) attributable to Genco Shipping & Trading Limited	$9,309	$(11,923)	$21,232	(178.1)%

Net earnings (loss) per share - basic	$0.21	$(0.28)	$0.49	(175.0)%
Net earnings (loss) per share - diluted	$0.21	$(0.28)	$0.49	(175.0)%
Weighted average common shares outstanding - basic	43,706,069	43,201,941	504,128	1.2%
Weighted average common shares outstanding - diluted	44,411,222	43,201,941	1,209,281	2.8%

EBITDA (1)	$34,180	$7,921	$26,259	331.5%

(1)	EBITDA represents net income (loss) attributable to Genco Shipping & Trading Limited plus net interest expense, taxes and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is a non-GAAP measure and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our Condensed Consolidated Statements of Cash Flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income attributable to Genco Shipping & Trading Limited for each of the periods presented above:

	For the Three Months Ended
	March 31,
	2026	2025
Net income (loss) attributable to Genco Shipping & Trading Limited	$9,309	$(11,923)
Net interest expense	3,833	2,179
Income tax expense	—	—
Depreciation and amortization	21,038	17,665

EBITDA (1)	$34,180	$7,921

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of May 5, 2026:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Newcastlemax Vessels
Genco Stars and Stripes	2020	June 2026	Voyage
Genco Valkyrie	2020	July 2026	Voyage

Capesize Vessels
Genco Augustus	2007	May 2026	Voyage
Genco Tiberius	2007	June 2026	$36,500
Genco London	2007	May 2026	Voyage
Genco Titus	2007	May 2026	Voyage
Genco Constantine	2008	June 2026	Voyage
Genco Tiger	2011	May 2026	Voyage
Genco Lion	2012	March 2027	99.5% of BCI (3)
Genco Bear	2010	May 2027	100.0% of BCI (3)
Genco Wolf	2010	September 2026	100.5% of BCI (3)
Genco Resolute	2015	June 2026	Voyage
Genco Endeavour	2015	May 2026	Voyage
Genco Defender	2016	May 2026	Voyage
Genco Liberty	2016	March 2026	Voyage
Genco Ranger	2016	April 2026	Voyage
Genco Reliance	2016	June 2026	Voyage
Genco Intrepid	2016	June 2026	Voyage
Genco Courageous	2020	June 2026	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Ultramax Vessels
Genco Hornet	2014	May 2026	Voyage
Genco Wasp	2015	July 2026	$15,100
Genco Scorpion	2015	May 2026	$14,000
Baltic Mantis	2015	May 2026	Voyage
Genco Weatherly	2014	July 2026	Voyage
Genco Columbia	2016	May 2026	Voyage
Genco Magic	2014	May 2026	$16,000
Genco Vigilant	2015	June 2026	Voyage
Genco Freedom	2015	June 2026	Voyage
Genco Enterprise	2016	July 2026	Voyage
Genco Constellation	2017	May 2026	$21,000
Genco Madeleine	2014	May 2026	$14,500
Genco Mayflower	2017	May 2026	$20,000
Genco Mary	2022	May 2026	Voyage
Genco Laddey	2022	May 2026	$10,500

Supramax Vessels
Genco Hunter	2007	June 2026	$18,750
Genco Aquitaine	2009	May 2026	Voyage
Genco Ardennes	2009	June 2026	$25,000
Genco Auvergne	2009	May 2026	$18,000
Genco Bourgogne	2010	May 2026	$15,000
Genco Brittany	2010	July 2026	$20,000
Genco Languedoc	2010	May 2026	Voyage
Genco Pyrenees	2010	May 2026	Voyage
Genco Rhone	2011	May 2026	$15,500
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

VOYAGE REVENUES-

For the three months ended March 31, 2026, voyage revenues increased by $43.1 million, or 60.6%, to $114.4 million as compared to $71.3 million for the three months ended March 31, 2025. The increase in voyage revenues was primarily due to higher rates earned by our major and minor bulk vessels, the operation of a larger fleet, as well as less drydocking days during the first quarter of 2026 as compared to the first quarter of 2025. During the first quarter of 2026, freight rates were softer as compared to the fourth quarter of 2025, however, stronger on a year-over-year basis led by strong iron ore and bauxite trades.

Various geopolitical factors continue to impact the macroeconomic environment as well as freight rates. These factors include tariffs and trade protectionism, the war in Iran, the war in Ukraine, and Houthi attacks on commercial vessels. Such attacks have reduced drybulk vessel transits through the Suez Canal, increasing vessel sailing distances and effectively reducing vessel capacity. Government intervention to reduce commodity exports, such as a cap to bauxite shipments originating from Guinea, could reduce cargo volumes and negatively impact freight rates.

The average TCE rate of our overall fleet increased 62.8% to $19,346 a day during the first quarter of 2026 from $11,884 a day during the first quarter of 2025. The TCE for our major bulk vessels increased by 101.9% from $13,059 a day during the first quarter of 2025 to $26,360 a day during the first quarter of 2026. This increase was primarily a result of higher rates achieved by our Capesize vessels, and the purchase of two Newcastlemax vessels. The TCE for our minor bulk vessels increased by 31.5% from $11,158 a day during the first quarter of 2025 to $14,670 a day during the first quarter of 2026 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

Total ownership days increased from 3,780 during the first quarter of 2025 to 3,903 during the first quarter of 2026 due to the delivery of the Genco Courageous during the fourth quarter of 2025 and the delivery of the Genco Stars and Stripes and Genco Valkyrie during the first quarter of 2026, partially offset by the sale of the Genco Picardy during the first quarter of 2026. Fleet utilization increased from 98.0% during the first quarter of 2025 to 99.2% during the first quarter of 2026. From April 1, 2026 until December 31, 2026, we expect approximately 333 days of offhire related to scheduled drydockings and special surveys. Refer to “Capital Expenditures” section below for further details.

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

Voyage expenses increased from $27.4 million during the three months ended March 31, 2025 to $36.3 million during the three months ended March 31, 2026. The increase was primarily due to higher overall port and agency fees for our major and minor bulk vessels, the operation of a larger fleet, as well as the operation of a higher number of third-party chartered-in vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $1.7 million from $24.9 million during the three months ended March 31, 2025 to $26.6 million during the three months ended March 31, 2026. This increase was primarily due to the operation of a larger fleet.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,805 per vessel per day for the three months ended March 31, 2026 from $6,592 per vessel per day for the three months ended March 31, 2025. The increase in daily vessel operating expense was primarily due to higher crew costs partially offset by the timing of the purchase of spares. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Iran, the war in Ukraine, the Houthi conflict in the Red Sea, and other conflicts in the Middle East or Venezuela, among other potential macroeconomic events. The potential impact of these items are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

The DVOE budget for the second quarter of 2026 is expected to be $6,750 per vessel per day on a fleet-wide basis. The potential impacts of various macroeconomic events, including but not limited to the war in Iran, the war in Ukraine, the Houthi conflict in the Red Sea, and other conflicts in the Middle East or Venezuela, among other potential macroeconomic events, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $3.8 million from $2.3 million during the three months ended March 31, 2025 to $6.1 million during the three months ended March 31, 2026. The increase was primarily due to an increase in hire rates, as well as an increase in chartered-in days.

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

General and administrative expenses increased from $7.5 million during the three months ended March 31, 2025 to $8.1 million during the three months ended March 31, 2026. This increase was primarily due to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management expenses were $0.8 million and $1.3 million during the three months ended March 31, 2026 and 2025, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $3.3 million to $21.0 million during the three months ended March 31, 2026 as compared to $17.7 million during the three months ended March 31, 2025. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2025. Additionally, there was an increase in vessel depreciation expense for the Genco Courageous, which was delivered during the fourth quarter of 2025, and the Genco Stars and Stripes and the Genco Valkyrie, which were both delivered during the first quarter of 2026.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended March 31, 2026, we recorded $0.5 million of impairment of vessel assets related to the loss on disposal of replaced equipment on certain vessels. There was no impairment expense recorded during the three months ended March 31, 2025. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

NET GAIN ON SALE OF VESSELS

During the three months ended March 31, 2026, we recorded a net gain on sale of vessels of $2.1 million related to the sale of the Genco Picardy on March 30, 2026. Refer to Note 5 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for further information.

OTHER OPERATING EXPENSE-

Other operating expense of $3.8 million recorded during the three months ended March 31, 2026 consists of costs for non-routine aspects of our 2026 Annual Meeting of Shareholders.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense increased from $2.5 million during the three months ended March 31, 2025 to $4.5 million during the three months ended March 31, 2026. Interest expense during the three months ended March 31, 2026 and 2025 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase was primarily due to higher outstanding debt during the first quarter of 2026 as compared to the first quarter of 2025, partially offset by lower interest rates.

INTEREST INCOME –

Interest income increased by $0.3 million from $0.4 million during the three months ended March 31, 2025 to $0.7 million during the three months ended March 31, 2026 primarily due to higher interest income earned on our cash and cash equivalents.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended March 31, 2026 and 2025, net income (loss) attributable to noncontrolling interest was $0.3 million and ($0.04) million, respectively, which is associated with the net income (loss) attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings and undrawn revolver availability, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $54.8 million as of March 31, 2026 in addition to the $350.0 million availability under the $680 Million Revolver as of March 31, 2026, which compares to a minimum liquidity requirement under our credit facility of approximately $22 million as of March 31, 2026. Given anticipated capital expenditures related to drydockings and fuel efficiency upgrade costs of $25.7 million and $25.9 million during the remainder of 2026 and 2027, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital

Expenditures” below for further details. However, if market conditions were to worsen significantly due to the U.S.-China trade dispute, the imposition of tariffs, the war in Iran, the war in Ukraine, the Houthi conflict in the Red Sea, other conflicts in the Middle East or Venezuela, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of March 31, 2026, there are no mandatory debt repayments due until we must repay $3.1 million and $326.9 million during 2029 and 2030, respectively. Nonetheless, we intend to continue to pay down debt on a voluntary basis.

As of March 31, 2026, the $680 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the U.S.-China trade dispute, the imposition of tariffs, the war in Iran, the war in Ukraine, the Houthi conflict in the Red Sea, other conflicts in the Middle East or Venezuela, and the trajectory of China’s economic recovery and stimulus measures. We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise.  We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions. We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

On February 27, 2026, we entered into an amendment to upsize our existing $600 Million Revolver. Specifically, we utilized $80 million under the $300 million accordion feature to increase our borrowing capacity from $600 million to $680 million. The increased borrowing capacity was available upon delivery of the two Newcastlemax vessels, the Genco Stars and Stripes and the Genco Valkyrie, which were delivered on March 5, 2026 and March 24, 2026, respectively. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for further details regarding the terms of the $680 Million Revolver, which information is incorporated herein by reference.

As of March 31, 2026, we were in compliance with all financial covenants under the $680 Million Revolver.

Dividends

Under our quarterly dividend policy, the amount available for quarterly dividends is to be calculated based on the following formula:

Operating cash flow

Less: Voluntary quarterly reserve

Cash flow distributable as dividends

The amount of dividends payable under the foregoing formula for each quarter of the year will be determined on a quarterly basis.

For purposes of the foregoing calculation, operating cash flow is defined as voyage revenue less voyage expenses, charter hire expenses, realized gains or losses on fuel hedges, vessel operating expenses, general and administrative expenses other than non-cash restricted stock expenses, technical management fees, and interest expense other than non-cash deferred financing costs. Anticipated uses for the voluntary quarterly reserve include, but are not limited to, vessel acquisitions, debt prepayments and repayments, and general corporate purposes. In order to set aside funds for these purposes, the voluntary reserve will be set on a quarterly basis at the discretion of our Board and is anticipated to be based on future quarterly debt repayments and interest expense.

On May 6, 2026, we announced a quarterly dividend of $0.35 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

Since 2021, in connection with our comprehensive value strategy, we have paid down additional indebtedness under our credit facilities.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the war in Iran, the war in Ukraine, the Houthi conflict in the Red Sea, other conflicts in the Middle East or Venezuela, and related economic conditions may result in our suspension, reduction, or termination of future quarterly dividends.

You are encouraged to consult your own tax advisor concerning the overall tax consequences arising in your own particular situation under U.S. federal, state, local, or foreign law from the payment of dividends on our common stock.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $15.7 million and $2.9 million, respectively. This increase in cash provided by operating activities was primarily due to higher rates earned by our major and minor bulk vessels, as well as changes in working capital. Additionally, there was a decrease in drydocking costs incurred during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $123.3 million and $2.9 million, respectively. This fluctuation was primarily a result of a $131.0 million increase in the purchase of vessel assets due to the purchase of the Genco Stars and Stripes and the Genco Valkyrie, which were delivered on March 5, 2026 and on March 24, 2026, respectively. This increase in net cash used in investing activities was partially offset by $10.9 million net proceeds from the sale of the Genco Picardy on March 30, 2026.

Net cash provided by (used in) financing activities during the three months ended March 31, 2026 and 2025 was $106.9 million and ($13.4) million, respectively.  On February 27, 2026, the $600 Million Revolver was refinanced with the $680 Million Revolver. As part of the debt modification, $4.3 million was settled net among the lenders of the $600 Million Revolver and $680 Million Revolver. The fluctuation is primarily due to drawdowns totaling $130.0 million on the $600 Million Revolver and the $680 Million Revolver made by the Company during the three months ended March 31, 2026. This increase in cash provided by financing activities was partially offset by a $9.2 million increase in the payment of dividends and a $0.5 million increase in the payment of deferred financing costs related to the $680 Million Revolver during the first quarter of 2026 as compared to the first quarter of 2025.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of March 31, 2026 and December 31, 2025.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 43 drybulk vessels, including two Newcastlemax, 17 Capesize, 15 Ultramax and 9 Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, ballast water treatment systems (“BWTS”) costs, fuel efficiency upgrades and scheduled off-hire days for our fleet through 2027 to be:

Year	Estimated Drydocking Costs	Estimated BWTS Costs	Estimated Fuel Efficiency Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

April 1 - December 31, 2026	$22.1	$2.8	$0.8	333
2027 (1)	$25.6	$—	$0.3	480

(1)	These amounts exclude a total of $7.3 million of estimated drydocking costs and fuel efficiency upgrade costs and 130 estimated offhire days for certain vessels that have drydocking class deadlines during the first quarter of 2028 and may, therefore, not be drydocked until 2028.

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

During the three months ended March 31, 2026 and 2025, we incurred a total of $6.4 million and $11.4 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of four of our vessels during the three months ended March 31, 2026. Additionally, the drydocking for two of our vessels began during the first quarter of 2026 and will be completed during the second quarter of 2026. We estimate that an additional seven of our vessels will be drydocked during the remainder of 2026 and 11 of our vessels will be drydocked during 2027.

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

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes or updates to our critical accounting policies as disclosed in the 2025 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less. Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2025 10-K.

During the three months ended March 31, 2026, we recorded an impairment loss of $0.5 million for the loss on disposal of replaced equipment on certain vessels. During the three months ended March 31, 2025, there were no impairment losses for vessel assets recorded.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $680 Million Revolver as of March 31, 2026. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $680 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding any vessels held for sale). As of March 31, 2026, none of our vessels had carrying values that exceeded their vessel valuations, therefore there were no indicators of impairment. As of December 31, 2025, two of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2025 10-K, there were no impairment losses recorded for these vessels incurred during the year ended December 31, 2025.

The amount by which the carrying value at December 31, 2025 of two of our Capesize vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.5 million to $2.0 million per vessel, and $3.5 million on an aggregate fleet basis for these two vessels. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $1.8 million as of December 31, 2025. However, neither such valuation nor the carrying value in the table below reflects the value of long-term time charters, if any, related to some of our vessels.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of March 31, 2026 and December 31, 2025. Vessels have been grouped according to their collateralized status as of March 31, 2026 and does not include any vessels held for sale.

			Carrying Value (U.S. dollars in
			thousands) as of
		Year	March 31,	December 31,
Vessels	Year Built	Acquired	2026	2025
$680 Million Revolver
Genco Bear	2010	2010	$29,105	$29,621
Genco Wolf	2010	2010	29,622	30,129
Genco Lion	2012	2013	25,480	25,823
Genco Tiger	2011	2013	24,205	24,525
Genco Scorpion	2015	2015	19,262	19,512
Genco Mantis	2015	2015	19,445	19,686
Genco Hunter	2007	2007	6,653	6,662
Genco Aquitaine	2009	2010	7,436	7,526
Genco Ardennes	2009	2010	7,461	7,555
Genco Auvergne	2009	2010	7,497	7,586
Genco Bourgogne	2010	2010	8,004	8,105
Genco Brittany	2010	2010	8,030	8,131
Genco Languedoc	2010	2010	8,010	8,113
Genco Pyrenees	2010	2010	8,254	8,361
Genco Rhone	2011	2011	9,253	9,016
Genco Constantine	2008	2008	24,812	25,386
Genco Augustus	2007	2007	22,291	22,869
Genco London	2007	2007	23,418	23,924
Genco Titus	2007	2007	23,817	24,355
Genco Tiberius	2007	2007	22,094	22,658
Genco Hornet	2014	2014	17,956	18,197
Genco Wasp	2015	2015	18,200	18,442
Genco Endeavour	2015	2018	36,008	36,459
Genco Resolute	2015	2018	36,396	36,836
Genco Columbia	2016	2018	20,191	20,432
Genco Weatherly	2014	2018	16,303	16,524
Genco Liberty	2016	2018	38,699	38,639
Genco Defender	2016	2018	38,888	38,622
Genco Magic	2014	2020	12,513	12,659
Genco Vigilant	2015	2021	13,541	13,696
Genco Freedom	2015	2021	13,600	13,759
Genco Enterprise	2016	2021	17,179	17,377
Genco Madeleine	2014	2021	18,859	19,117
Genco Constellation	2017	2021	21,480	21,742
Genco Mayflower	2017	2021	21,904	22,081
Genco Laddey	2022	2022	26,016	26,271
Genco Mary	2022	2022	26,044	26,300
Genco Ranger	2016	2023	39,838	39,785
Genco Reliance	2016	2023	39,290	39,746
Genco Intrepid	2016	2024	47,018	47,605
Genco Courageous	2020	2025	63,028	63,552
Genco Stars and Stripes	2020	2026	72,601	—
Genco Valkyrie	2020	2026	72,758	—
Total			$1,062,459	$927,384
Unencumbered
Genco Picardy	2005	2010	—	6,035
Genco Predator	2005	2007	—	5,908
Total			$—	$11,943

Consolidated Total			$1,062,459	$939,327

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. During the three months ended March 31, 2026 and 2025, we were subject to the following interest rates on the outstanding debt under our credit facilities (Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for the effective dates and termination dates for our credit facilities outlined below):

●	$500 Million Revolver

●	One-month SOFR plus 1.85% until August 1, 2024 when the applicable margin was increased from 1.85% to 1.90% pursuant to the sustainability link term of the facility. These rates were applicable until July 10, 2025 when we entered into the $600 Million Revolver.

●	$600 Million Revolver

●	One-month SOFR plus 1.75% from July 10, 2025 until July 31, 2025 when the applicable margin was increased from 1.75% to 1.80% pursuant to the sustainability link term of the facility. These rates were applicable until February 27, 2026 when we entered into the $680 Million Revolver.

●	$680 Million Revolver

●	One-month SOFR plus 1.80% pursuant to the sustainability link term of the facility beginning February 27, 2026.

A 1% increase in SOFR would have resulted in an increase of $0.6 million in interest expense for the three months ended March 31, 2026.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2025 10-K, which could materially affect our business, financial condition or future results.

Below is an update to the risk factor entitled, “Military actions, terrorist attacks, and other acts of violence may have an adverse effect on our business.”

In February 2026, the United States and Israel launched military operations against Iran, resulting in an armed conflict that has caused significant disruption to global energy markets and international shipping, including the effective closure of the Strait of Hormuz. In turn, these events have resulted in a sharp increase in oil prices and concerns that the supply of crude oil and petroleum products used for vessel fuel may be significantly constrained for some period of time. The broader consequences of this conflict are uncertain, and could include further sanctions, blockades, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.  Regarding the drybulk market, the ability to transport certain minor bulk cargoes imported and exported from the region may be negatively impacted. Additionally, we anticipate fleet inefficiencies on the supply side due to vessels currently in the region as well as re-routing of cargo flows as well as an increased emphasis on energy security. The broader impact from this conflict on global GDP growth and in turn demand for raw materials that we carry remains uncertain.

Below is an update to the risk factor entitled, “A downturn in the global economic environment may negatively impact our business.”

Government intervention to reduce commodity exports, such as a cap to bauxite shipments originating from Guinea, could reduce cargo volumes and negatively impact freight rates.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On March 5, 2026, John C. Wobensmith, our Chief Executive Officer and President; Peter Allen, our Chief Financial Officer; Joseph Adamo, our Chief Accounting Officer, Treasurer, and Controller; and Jesper Christensen, our Chief Commercial Officer each adopted a Rule 10b5-1 sales plan (a “10b5-1 Plan”). The 10b5-1 Plans are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and, as to Messrs. Wobensmith, Allen, Adamo, and Christensen, superseded prior 10b5-1 Plans adopted by each of them in February 2025. The 10b5-1 Plans provide for the sale of a portion of the number of shares of our common stock that may be issuable in settlement of RSUs and PRSUs previously awarded to these executive officers in order to satisfy such executive officers’ related tax obligations. The maximum number of shares of our common stock that may be sold under the 10b5-1 Plans are 267,722 for Mr. Wobensmith, 99,563 for Mr. Allen, 25,715 for Mr. Adamo, and 108,370 for Mr. Christensen. Each 10b5-1 Plan terminates on the earliest of August 23, 2029, completion of the sale of the foregoing shares of common stock according to the terms of the plan, and the relevant officer’s termination of the plan.

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

4.2

Rights Agreement dated as of October 1, 2025 between Genco Shipping & Trading Limited. and Computershare Inc., a national banking corporation, as Rights Agent (including the form of Statement of Designations of Series B Preferred Stock attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).(13)

10.1

Fifth Amendment to Credit Agreement dated as of July 10, 2025, by and among Genco Shipping & Trading Limited as Borrower, the subsidiary Guarantors party thereto, the Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent, Collateral Agent, and Security Trustee.(14)

10.2

Sixth Amendment to Credit Agreement dated as of February 27, 2026, by and among Genco Shipping & Trading Limited as Borrower, the Subsidiary Guarantors party thereto, the 2026 Upsize Revolving Lenders and Consenting Lenders party thereto, and Nordea Bank Abp, New York Branch, as Administrative Agent and Collateral Agent.(15)

10.3	Genco Shipping & Trading Limited Employee Retention Plan.(16)

10.4	Performance Restricted Stock Unit Grant Agreement dated February 16, 2026, by and between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.5	Performance Restricted Stock Unit Grant Agreement dated February 16, 2026, by and between Genco Shipping & Trading Limited and Peter Allen.(*)

10.6	Performance Restricted Stock Unit Grant Agreement dated February 16, 2026, by and between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.7	Performance Restricted Stock Unit Grant Agreement dated February 16, 2026, by and between Genco Shipping & Trading Limited and Jesper Christensen.(*)

10.8	Restricted Stock Unit Grant Agreement dated February 16, 2026, by and between Genco Shipping & Trading Limited and John C. Wobensmith.(*)

10.9	Restricted Stock Unit Grant Agreement dated February 16, 2026, by and between Genco Shipping & Trading Limited and Peter Allen.(*)

10.10	Restricted Stock Unit Grant Agreement dated February 16, 2026, by and between Genco Shipping & Trading Limited and Joseph Adamo.(*)

10.11	Restricted Stock Unit Grant Agreement dated February 16, 2026, by and between Genco Shipping & Trading Limited and Jesper Christensen.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31,2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31,2026 and December 31, 2025 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31,2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31,2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three months ended March 31,2026 and 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31,2026 and 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2021.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2025.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2025.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2025.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2026.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: May 6, 2026	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 6, 2026	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)