Form 10-Q
period 2026-06-30
GENCO SHIPPING & TRADING LTD
filed 2026-08-05
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2026: Common stock, par value $0.01 per share — 43,586,605 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$73,587	$55,540
Due from charterers, net of a reserve of $748 and $519, respectively	26,719	14,284
Prepaid expenses and other current assets	10,473	14,053
Inventories	25,549	25,187
Total current assets	136,328	109,064

Noncurrent assets:
Vessels, net of accumulated depreciation of $393,512 and $372,525, respectively	1,049,650	939,327
Deposits on vessels	6,563	14,585
Deferred drydock, net of accumulated amortization of $36,677 and $29,389, respectively	56,621	62,389
Fixed assets, net of accumulated depreciation and amortization of $13,350 and $12,521, respectively	7,135	7,492
Operating lease right-of-use assets	5,054	5,251
Total noncurrent assets	1,125,023	1,029,044

Total assets	$1,261,351	$1,138,108

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$38,090	$36,843
Deferred revenue	7,803	8,826
Total current liabilities:	45,893	45,669

Noncurrent liabilities:
Long-term operating lease liabilities	5,693	5,539
Long-term debt, net of deferred financing costs of $10,492 and $10,920, respectively	319,508	189,080
Total noncurrent liabilities	325,201	194,619

Total liabilities	371,094	240,288

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 43,586,605 and 43,243,165 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	436	432
Additional paid-in capital	1,431,255	1,465,134
Accumulated deficit	(543,124)	(569,082)
Total Genco Shipping & Trading Limited shareholders’ equity	888,567	896,484
Noncontrolling interest	1,690	1,336
Total equity	890,257	897,820
Total liabilities and equity	$1,261,351	$1,138,108

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Voyage revenues	$136,414	$80,939	$250,843	$152,208

Total revenues	136,414	80,939	250,843	152,208

Operating expenses:
Voyage expenses	44,085	32,005	80,361	59,359
Vessel operating expenses	26,535	23,747	53,096	48,663
Charter hire expenses	385	2,035	6,481	4,320
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,245, $1,780, $4,075 and $3,276 respectively)	7,903	7,399	16,012	14,893
Technical management expenses	1,079	1,231	1,839	2,556
Depreciation and amortization	22,367	18,133	43,405	35,797
Impairment of vessel assets	1,198	651	1,726	651
Net gain on sale of vessels	(1,942)	—	(4,017)	—
Other operating expense	13,052	—	16,877	—

Total operating expenses	114,662	85,201	215,780	166,239

Operating income (loss)	21,752	(4,262)	35,063	(14,031)

Other (expense) income:
Other income (expense)	130	(232)	227	(245)
Interest income	605	243	1,270	612
Interest expense	(5,750)	(2,558)	(10,248)	(5,107)

Other expense, net	(5,015)	(2,547)	(8,751)	(4,740)

Net income (loss)	16,737	(6,809)	26,312	(18,771)
Less: Net income (loss) attributable to noncontrolling interest	88	(8)	354	(47)
Net income (loss) attributable to Genco Shipping & Trading Limited	$16,649	$(6,801)	$25,958	$(18,724)

Net earnings (loss) per share-basic	$0.38	$(0.16)	$0.59	$(0.43)
Net earnings (loss) per share-diluted	$0.37	$(0.16)	$0.58	$(0.43)
Weighted average common shares outstanding-basic	43,872,514	43,350,232	43,789,751	43,276,496
Weighted average common shares outstanding-diluted	44,572,591	43,350,232	44,492,571	43,276,496

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2026 and 2025

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income (loss)	$16,737	$(6,809)	$26,312	$(18,771)

Other comprehensive loss	—	—	—	—

Comprehensive income (loss)	16,737	(6,809)	26,312	(18,771)
Less: Comprehensive income (loss) attributable to noncontrolling interest	88	(8)	354	(47)
Comprehensive income (loss) attributable to Genco Shipping & Trading Limited	$16,649	$(6,801)	$25,958	$(18,724)

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(U.S. Dollars in Thousands)

				Genco
				Shipping &
				Trading
		Additional		Limited
	Common	Paid-in	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2026	$432	1,465,134	(569,082)	$896,484	$1,336	$897,820

Net income			9,309	9,309	266	9,575

Issuance of shares due to vesting of RSUs, PRSUs and exercise of options	3	(3)		—		—

Cash dividends declared ($0.50 per share)		(22,247)		(22,247)		(22,247)

Nonvested stock amortization		1,830		1,830		1,830

Balance — March 31, 2026	$435	$1,444,714	$(559,773)	$885,376	$1,602	$886,978

Net income			16,649	16,649	88	16,737

Issuance of shares due to vesting of RSUs	1	(1)		—		—

Cash dividends declared ($0.35 per share)		(15,703)		(15,703)		(15,703)

Nonvested stock amortization		2,245		2,245		2,245

Balance — June 30, 2026	$436	$1,431,255	$(543,124)	$888,567	$1,690	$890,257

				Genco
				Shipping &
				Trading
		Additional		Limited
	Common	Paid-in	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2025	$427	1,491,032	(564,716)	$926,743	$1,485	$928,228

Net loss			(11,923)	(11,923)	(39)	(11,962)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)		—		—

Cash dividends declared ($0.30 per share)		(13,111)		(13,111)		(13,111)

Nonvested stock amortization		1,496		1,496		1,496

Balance — March 31, 2025	$429	$1,479,415	$(576,639)	$903,205	$1,446	$904,651

Net loss			(6,801)	(6,801)	(8)	(6,809)

Cash dividends declared ($0.15 per share)		(6,580)		(6,580)		(6,580)

Nonvested stock amortization		1,780		1,780		1,780

Balance — June 30, 2025	$429	$1,474,615	$(583,440)	$891,604	$1,438	$893,042

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$26,312	$(18,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,405	35,797
Amortization of deferred financing costs	1,262	992
Right-of-use asset amortization	197	670
Amortization of nonvested stock compensation expense	4,075	3,276
Impairment of vessel assets	1,726	651
Net gain on sale of vessels	(4,017)	—
Insurance proceeds for protection and indemnity claims	209	79
Insurance proceeds for loss of hire claims	—	6
Change in assets and liabilities:
(Increase) decrease in due from charterers	(12,435)	7,282
Decrease in prepaid expenses and other current assets	2,372	742
(Increase) decrease in inventories	(362)	1,760
Increase in accounts payable and accrued expenses	571	8,921
Decrease in deferred revenue	(1,023)	(1,109)
Increase (decrease) in operating lease liabilities	154	(1,046)
Deferred drydock costs incurred	(13,508)	(30,947)
Net cash provided by operating activities	48,938	8,303

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(143,185)	(5,799)
Purchase of other fixed assets	(1,119)	(1,726)
Net proceeds from sale of vessels	21,073	—
Insurance proceeds for hull and machinery claims	1,024	864
Net cash used in investing activities	(122,207)	(6,661)

Cash flows from financing activities:
Proceeds from the $680 Million Revolver	69,287	—
Proceeds from the $600 Million Revolver	65,000	—
Repayments on the $600 Million Revolver	(4,287)	—
Proceeds from the $500 Million Revolver	—	10,000
Cash dividends paid	(37,850)	(19,876)
Payment of deferred financing costs	(834)	(17)
Net cash provided by (used in) financing activities	91,316	(9,893)

Net increase (decrease) in cash, cash equivalents and restricted cash	18,047	(8,251)

Cash and cash equivalents at beginning of period	55,540	44,005
Cash and cash equivalents at end of period	$73,587	$35,754

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

As of June 30, 2026, the Company’s fleet consisted of 43 drybulk vessels, including two Newcastlemax vessels, 17 Capesize vessels, 15 Ultramax vessels and nine Supramax vessels, with an aggregate carrying capacity of approximately 4,935,000 deadweight tons (“dwt”) and an average age of approximately 12.7 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of June 30, 2026 and December 31, 2025, and was formed to provide ship management services to the Company’s vessels. As of June 30, 2026 and December 31, 2025, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM.

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2026.

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

During the three months ended June 30, 2026 and 2025, the Company recorded $351 and $4 of realized gains in other income (expense), respectively. During the three months ended June 30, 2026 and 2025, the Company recorded ($238) and $0 of unrealized losses in other income (expense), respectively.

During the six months ended June 30, 2026 and 2025, the Company recorded $311 and $12 of realized gains in other income (expense), respectively. During the six months ended June 30, 2026 and 2025, the Company recorded $0 and $6 of unrealized gains in other income (expense), respectively.

There were no bunker swap agreements or forward fuel purchase agreements recorded at fair value in an asset or liability position as of June 30, 2026 and December 31, 2025.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance, which are recorded as part of vessel operating expenses, are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain (loss) of $1,164 and ($422) during the three months ended June 30, 2026 and 2025, respectively and a net gain (loss) of $2,724 and ($391) during the six months ended June 30, 2026 and 2025, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three and six months ended June 30, 2026, the Company recorded $1,198 and $1,726, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”). During the three and six months ended June 30, 2025, the Company recorded $651 related to the impairment of vessels assets in accordance with ASC 360. The impairment expense recorded during the three and six months ended June 30, 2026 of $1,198 and $1,726, respectively, and $651 during the three and six months ended June 30, 2025, is related to the loss on disposal of replaced equipment on certain vessels.

Net gain on sale of vessels

During the three and six months ended June 30, 2026, the Company recorded a net gain of $1,942 and $4,017, respectively, related to the sales of the Genco Picardy and the Genco Predator on March 30, 2026 and April 15, 2026,

respectively. During the three and six months ended June 30, 2025, the Company did not complete the sale of any vessels. Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Other operating expense

Other operating expense of $13,052 and $16,877 recorded during the three and six months ended June 30, 2026, respectively, consist of costs for non-routine aspects of the Company’s 2026 Annual Meeting of Shareholders and costs associated with proposals to purchase the Company’s common stock.

Recent accounting pronouncements

In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02 (“ASU 2026-02”), Environmental Credits and Environmental Credit Obligations (Topic 818), which provides recognition, measurement, presentation and disclosure requirements for entities that generate, purchase or receive environmental credits or have regulatory compliance obligations that may be settled with environmental credits. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. This guidance is to be applied retrospectively by making a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

Information about the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the Three Months Ended June 30, 2026
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$81,756	54,658	$136,414

Less:
Voyage expenses	26,269	17,816	44,085
Charter hire expenses	—	385	385
Other income	(47)	(304)	(351)
Net voyage revenue (1)	55,534	36,761	92,295

Less:
Vessel operating expenses	11,792	14,743	26,535

Segment profit	$43,742	$22,018	$65,760

Reconciliation to net income:
General and administrative expenses			7,903
Technical management expenses			1,079
Depreciation and amortization			22,367
Impairment of vessel assets			1,198
Net gain on sale of vessels			(1,942)
Other operating expense			13,052
Other (income) expense			221
Interest income			(605)
Interest expense			5,750

Net income			$16,737

	For the Three Months Ended June 30, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$37,698	43,241	$80,939

Less:
Voyage expenses	16,629	15,376	32,005
Charter hire expenses	—	2,035	2,035
Other income	—	(4)	(4)
Net voyage revenue (1)	21,069	25,834	46,903

Less:
Vessel operating expenses	9,807	13,940	23,747

Segment profit	$11,262	$11,894	$23,156

Reconciliation to net loss:
General and administrative expenses			7,399
Technical management expenses			1,231
Depreciation and amortization			18,133
Impairment of vessel assets			651
Other (income) expense			236
Interest income			(243)
Interest expense			2,558

Net loss			$(6,809)

	For the Six Months Ended June 30, 2026
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$138,315	112,528	$250,843

Less:
Voyage expenses	43,538	36,823	80,361
Charter hire expenses	—	6,481	6,481
Other income	(7)	(304)	(311)
Net voyage revenue (1)	94,784	69,528	164,312

Less:
Vessel operating expenses	23,187	29,909	53,096

Segment profit	$71,597	$39,619	$111,216

Reconciliation to net income:
General and administrative expenses			16,012
Technical management expenses			1,839
Depreciation and amortization			43,405
Impairment of vessel assets			1,726
Net gain on sale of vessels			(4,017)
Other operating expense			16,877
Other (income) expense			84
Interest income			(1,270)
Interest expense			10,248

Net income			$26,312

	For the Six Months Ended June 30, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$68,748	83,460	$152,208

Less:
Voyage expenses	30,201	29,158	59,359
Charter hire expenses	—	4,320	4,320
Other income	—	(12)	(12)
Net voyage revenue (1)	38,547	49,994	88,541

Less:
Vessel operating expenses	20,077	28,586	48,663

Segment profit	$18,470	$21,408	$39,878

Reconciliation to net loss:
General and administrative expenses			14,893
Technical management expenses			2,556
Depreciation and amortization			35,797
Impairment of vessel assets			651
Other (income) expense			257
Interest income			(612)
Interest expense			5,107

Net loss			$(18,771)

(1) Net voyage revenue is used to calculate the Time Charter Equivalent ("TCE"), which is reviewed by the CODM and is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts. This amount includes realized gains (losses) on fuel hedges that were recorded as part of Other income (expense) on the Condensed Consolidated Statements of Operations.

4 – CASH FLOW INFORMATION

For the six months ended June 30, 2026, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $973 for the Purchase of vessels and ballast water treatment systems, including deposits, $191 for the Purchase of other fixed assets and $35 for the Net proceeds from sale of vessels. For the six months ended June 30, 2026, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expense consisting of $1,988 for Cash dividends payable.

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

During the six months ended June 30, 2026 and 2025, cash paid for interest was $8,998 and $4,130, respectively.

During the six months ended June 30, 2026 and 2025, any cash paid for income taxes was insignificant.

During the six months ended June 30, 2026, $265,000 of debt outstanding under the $600 Million Revolver was transferred to the $680 Million Revolver. As part of the debt modification, $4,287 was settled net amongst the lenders, which has been included as proceeds from the $680 Million Revolver and repayments on the $600 Million Revolver. Refer Note 8 — Debt for further information.

All stock options exercised during the six months ended June 30, 2026 and 2025 were cashless. Refer to Note 13 — Stock-Based Compensation for further information.

On June 18, 2026, the Company granted 29,779 restricted stock units to certain members of the Board of Directors. The aggregate fair value of these restricted stock units was $705.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$1,226

5 – VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On April 16, 2026, the Company entered into an agreement to acquire a 2019-built, 182,000 dwt scrubber-fitted Capesize vessel, which is to be renamed the Genco Volunteer, for a purchase price of $65,000. The vessel is expected to be delivered during August 2026. As a result of the delay in the delivery of the vessel, the purchase price will be reduced by approximately $1.0 million representing $20 per day beginning June 15, 2026 through the date the vessel is ready for sale under the agreement. The Company paid the $6,500 deposit on May 1, 2026 utilizing cash on hand, which was held in an escrow account until the Company took delivery of the vessel. The Company drew down $50,000 on its $680 Million Revolver on July 15, 2026 to finance the remainder of the purchase.

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

There were 286,254 stock options, 324,695 performance based restricted stock units and 645,671 restricted stock units excluded from the computation of diluted net loss per share during the three and six months ended June 30, 2025 because they were anti-dilutive (refer to Note 13 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,872,514	43,350,232	43,789,751	43,276,496

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,872,514	43,350,232	43,789,751	43,276,496

Dilutive effect of stock options	40,845	—	39,598	—

Dilutive effect of performance-based restricted stock units	301,829	—	253,656	—

Dilutive effect of restricted stock units	357,403	—	409,566	—

Weighted-average common shares outstanding, diluted	44,572,591	43,350,232	44,492,571	43,276,496

7 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2026 and 2025, the Company did not have any related party transactions.

8 – DEBT

Long-term debt, net consists of the following:

	June 30,	December 31,
	2026	2025
Principal amount	$330,000	$200,000
Less: Unamortized deferred financing costs	(10,492)	(10,920)

Long-term debt, net	$319,508	$189,080

	June 30, 2026		December 31, 2025
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$680 Million Revolver	$330,000	$10,492	$—	$—
$600 Million Revolver	—	—	200,000	10,920

Total debt	$330,000	$10,492	$200,000	$10,920

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

The maturity date of the $680 Million Revolver is July 10, 2030, and total quarterly commitment reductions are $29,422 per quarter commencing on March 31, 2027. Key terms of the $680 Million Revolver remain substantially the same as under the Company’s previous $600 Million Revolver.

In accordance with ASC 470-50 — “Debt – Modifications and Extinguishments,” the $680 Million Revolver represents a debt modification of the $600 Million Revolver, therefore the unamortized deferred financing costs for the prior $600 Million Revolver are being amortized over the remaining life of the $680 Million Revolver.

As of June 30, 2026, there was $350,000 availability under the $680 Million Revolver. There were no debt repayments made during the three and six months ended June 30, 2026 and 2025 under the $680 Million Revolver.

As of June 30, 2026, the Company was in compliance with all of the financial covenants under the $680 Million Revolver.

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

There were $0 and $4,287 debt repayments made during the three and six months ended June 30, 2026, respectively, and no debt repayments made during the three and six months ended June 30, 2025, under the $600 Million Revolver.

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

There were no debt repayments during the three and six months ended June 30, 2026 and 2025 under the $500 Million Revolver.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Effective Interest Rate	6.11%	9.00%	6.28%	9.07%
Range of Interest Rates (excluding unused commitment fees)	5.42% to 5.47%	6.22% to 6.23%	5.42% to 5.53%	6.21% to 6.24%

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 that are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	June 30, 2026		December 31, 2025
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$73,587	$73,587	$55,540	$55,540
Principal amount of floating rate debt	330,000	330,000	200,000	200,000

The carrying value of the borrowings under the $680 Million Revolver and the $600 Million Revolver as of June 30, 2026 and as of December 31, 2025, respectively, which exclude the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of June 30, 2026 and December 31, 2025 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 2 — Summary of Significant Accounting Policies for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three and six months ended June 30, 2026 and 2025.

The fair value determination for the operating lease right-of-use assets is based on third-party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and six months ended June 30, 2026 and 2025, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of June 30, 2026 and December 31, 2025.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$22,404	$18,642
Accrued general and administrative expenses	4,459	7,117
Accrued vessel operating expenses	11,227	11,084
Total accounts payable and accrued expenses	$38,090	$36,843

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended June 30, 2026 and 2025, the Company earned $136,414 and $80,939 of voyage revenues, respectively. For the six months ended June 30, 2026 and 2025, the Company earned $250,843 and $152,208, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease revenue	$39,062	$29,664	$72,911	$62,000
Spot market voyage revenue	97,352	51,275	177,932	90,208
Total voyage revenues	$136,414	$80,939	$250,843	$152,208

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York, which commenced on July 26, 2019 and ended on September 29, 2025. There was $0 and $306 of sublease income recorded during the three months ended June 30, 2026 and 2025, respectively. There was $0 and $612 of sublease income recorded during the six months ended June 30, 2026 and 2025, respectively. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842, “Leases (Topic 842)” (“ASC 842”). The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and six months ended June 30, 2026 and 2025, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2026:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2026	71,462	9.91	4.33
Granted	—	—	—
Exercised	(2,178)	9.91	4.33
Forfeited	—	—	—

Outstanding as of June 30, 2026	69,284	$9.91	$4.33

Exercisable as of June 30, 2026	69,284	$9.91	$4.33

The following table summarizes certain information about the options outstanding as of June 30, 2026:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	June 30, 2026			June 30, 2026
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.91	—	$—	—	69,284	$9.91	0.65

As of June 30, 2026 and December 31, 2025, a total of 69,284 and 71,462 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of June 30, 2026.

For the three and six months ended June 30, 2026 and 2025, the Company did not record any nonvested stock amortization expense of the fair value of its stock options.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the

Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of June 30, 2026 and December 31, 2025, 1,597,913 and 1,330,383 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2026:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2026	634,884	$15.98
Granted	252,189	22.41
Vested	(318,578)	16.36
Forfeited	—	—

Outstanding as of June 30, 2026	568,495	$18.62

The total fair value of the RSUs that vested during the six months ended June 30, 2026 and 2025 was $7,525 and $3,481, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested outstanding as of June 30, 2026:

Unvested RSUs			Vested RSUs
June 30, 2026			June 30, 2026
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
568,495	$18.62	1.26	331,750	$14.24

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of June 30, 2026, unrecognized compensation cost of $6,015 related to RSUs will be recognized over a weighted-average period of 1.26 years.

For the three and six months ended June 30, 2026 and 2025, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative expenses	$1,268	$1,256	$2,573	$2,475

Performance-Based Restricted Stock Units

The Company has granted performance-based restricted stock units (“PRSUs”) under the 2015 Plan to certain employees of the Company, some of which are contingent upon the Company’s relative total shareholder return (“TSR”) and some of which are contingent upon the Company’s return on invested capital (“ROIC”) for a three-year performance period. As of June 30, 2026 and December 31, 2025, 74,645 and 0 shares of the Company’s common stock were outstanding in respect of the PRSUs, respectively.

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

The table below summarizes the Company’s unvested PRSUs for the six months ended June 30, 2026:

	Number of	Average Grant
	PRSUs	Date Price
Outstanding as of January 1, 2026	244,857	$18.88
Granted	118,596	25.52
Estimated change in performance award payout (a)	40,617	21.55
Vested	—	—
Forfeited	—	—

Outstanding as of June 30, 2026	404,070	$21.09

(a)	Represents the adjustment to previously granted PRSUs for the estimated change in performance award payout.

There were no PRSUs that vested during the six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, unrecognized compensation cost of $4,377 related to PRSUs will be recognized over a weighted-average period of 1.45 years.

The weighted-average assumptions used in the estimation of the fair value of these awards granted during the six months ended June 30, 2026 and 2025 are as follows:

	For the Six Months Ended
	June 30,
Significant Input	2026	2025
Closing share price of our common stock	$22.21	$14.85
Risk-free rate of return	3.37%	4.24%
Expected volatility of our common stock	32.37%	38.99%
Holding period discount	0%	0%
Simulation term (in years)	2.87	2.86
Range of target	0% to 200%	0% to 200%

For the three and six months ended June 30, 2026 and 2025, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative expenses	$977	$524	$1,502	$801

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

15 – SUBSEQUENT EVENTS

The Genco Volunteer, a 2019-built, 182,000 dwt scrubber-fitted Capesize vessel, is expected to be delivered during August 2026. The Company drew down $50,000 on its $680 Million Revolver on July 15, 2026 to finance the remainder of the purchase. Refer to Note 5 — Vessel Acquisitions and Dispositions.

On August 5, 2026, the Company announced a regular quarterly dividend of $0.80 per share to be paid on or about August 24, 2026 to shareholders of record as of August 17, 2026. The aggregate amount of the dividend is expected to be approximately $35.6 million based on the number of shares currently outstanding, and the Company anticipates funding the dividend from cash on hand at the time the payment is to be made.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “budget”, “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. These forward-looking statements are based on our management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines or sustained weakness in demand in the drybulk shipping industry; (ii) weakness or declines in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance, general and administrative expenses, and management expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) military actions, terrorism, or piracy, including without limitation the ongoing conflicts in Ukraine and Iran, related attacks on commercial vessels, and other conflicts in the Middle East; (x) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the Company’s acquisition or disposition of vessels; (xii) the amount of offhire time needed to complete maintenance, repairs, and installation of equipment to comply with applicable regulations on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) the extent to which our operating results are affected by weakness in market conditions and freight and charter rates; (xvi) our ability to maintain contracts that are critical to our operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xvii) completion of documentation for vessel transactions and the performance of the terms thereof by buyers or sellers of vessels and us; (xviii) the relative cost and availability of low sulfur and high sulfur fuel, worldwide compliance with sulfur emissions regulations that took effect on January 1, 2020 and our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xix) our financial results for the year ending December 31, 2026 and other factors relating to determination of the tax treatment of dividends we have declared; (xx) the financial results we achieve for each quarter that apply to the formula under our dividend policy, including without limitation the actual amounts earned by our vessels and the amounts of various expenses we incur, as a significant decrease in such earnings or a significant increase in such expenses may affect our ability to carry out our new value strategy; (xxi) the exercise of the discretion of our Board regarding the declaration of dividends, including without limitation the amount that our Board determines to set aside for reserves under our dividend policy; (xxii) outbreaks of disease such as the COVID-19 pandemic; (xxiii) trade conflicts, the imposition or modification of port fees, tariffs and other import restrictions, and the effectiveness and cost of any measures the Company may adopt to avoid or mitigate the impact of the foregoing; and (xxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent reports on Form 8-K and Form 10-Q. Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance, market developments, and the best interests of the Company and its shareholders. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based pure-play drybulk ship owning company focused on the seaborne transportation of commodities globally. We transport key cargoes such as iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes. After the expected delivery of the Genco Volunteer during August 2026, our fleet will consist of 44 drybulk vessels, including two Newcastlemax, 18 Capesize, 15 Ultramax and 9 Supramax vessels, with an aggregate carrying capacity of approximately 5,117,000 deadweight tons (“dwt”) and an average age of approximately 12.7 years.

See pages 37-38 for a table of our current fleet.

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

Since 2021, we have executed this strategy by reducing our debt by $119.2 million cumulatively through June 30, 2026 while expanding our core major bulk and minor bulk segments. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across various market environments.

In addition to the $73.6 million of cash on our balance sheet as of June 30, 2026, we had undrawn revolver availability of $350.0 million, bringing our total liquidity to $423.6 million.

Including the $0.80 dividend for the second quarter of 2026, we have declared 28 consecutive quarterly dividends, which total $8.715 per share.

IMO 2023 Compliance Requirements

The International Maritime Organization (“IMO”) implemented two key measures to enhance energy efficiency in international shipping with effect from January 2023 which are as follows:

●	Energy Efficiency Existing Ship Index (“EEXI”): Requires vessels of 400 gross tonnage and above which were already in operation at the time the regulation entered force to meet specific minimum energy efficiency standards.

●	Carbon Intensity Indicator (“CII”): Mandates ships of 5,000 gross tonnage and above to annually report their carbon intensity against a gradually more stringent target trajectory. Vessels receive ratings from A (best) to E (worst) and must implement corrective action plans if poorly rated.

●	The IMO is currently undertaking the second phase of its review of the EEXI, CII, and Ship Energy Efficiency Management Plan (“SEEMP”) framework. The review includes consideration of potential revisions to CII reduction factors, calculation methodologies, correction factors, and implementation requirements. The timing, scope, and outcome of this review remain uncertain and could affect future vessel efficiency ratings and associated compliance requirements.

Revised IMO GHG Strategy

In July 2023, the IMO adopted an updated greenhouse gas (“GHG”) strategy, setting forth the following targets:

●	Reduce total annual GHG emissions from shipping by at least 20%, striving for 30%, by 2030 compared to 2008 levels,
●	Achieve at least a 70% reduction, striving for 80%, by 2040,
●	Reach net-zero GHG emissions by around 2050.

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

Based on the outcomes of MEPC’s 84th session, the IMO Net-Zero Framework is not expected to enter into force before 2028, although continued lack of consensus or further revisions could further delay implementation.

In the IMO Net-Zero Framework’s current form, any vessel consuming conventional fossil fuels would be required to transfer surplus credits from over-compliant vessels, purchase remedial credits through contributions to the Net-Zero Fund, or both to clear its compliance deficit. The timing and final design of these measures remain uncertain but could result in increased compliance costs for drybulk vessels operating on conventional fuels.

Expansion of Emission Control Areas

In May 2026, the IMO adopted amendments designating the North-East Atlantic as an Emission Control Area for sulfur oxides, particulate matter and nitrogen oxides. The amendments are expected to enter into force on September 1, 2027. Vessels operating within the area will be subject to more stringent air-emission requirements, including a 0.10% sulfur limit or the use of an approved equivalent compliance method, which may increase fuel, operational and compliance costs.

United Kingdom Emissions Trading Scheme

The United Kingdom (“UK”) government has confirmed the expansion of the UK Emissions Trading Scheme (“UK ETS”) to the maritime sector. The UK ETS Authority has published its final response, which provides for the following:

●	The UK ETS maritime regime started on July 1, 2026 with the first reporting period running through December 31, 2026 and subsequent reporting periods on a full calendar year basis.
●	Verified emissions reports for the initial reporting period ending December 31, 2026 must be submitted by March 31, 2027.
●	The deadline for surrendering of allowances against verified emissions will be April 30 of the year following the reporting period, however allowances for 2026 will not need to be surrendered until April 30, 2028, together with the 2027 allowances.
●	The UK ETS will include all domestic voyages. All emissions within a voyage will be included, including while at anchor and while moored. In addition, all in-port emissions from ships which are travelling domestically, internationally, or both will be included.
●	The UK ETS Authority intends to expand the UK ETS to include 50% of emissions from international maritime voyages starting or ending in a UK port by 2028.
●	The regime applies to vessels of 5,000 gross tonnage and above and covers carbon dioxide, methane, and nitrous oxide emissions.

The UK government continues to consider the future inclusion of international maritime voyage emissions within the UK ETS.

Regional Carbon Taxing Schemes

In addition to the EU’s established regional schemes, several national carbon taxing schemes have been implemented recently, most notably by Djibouti and Gabon. Liberia announced a carbon levy in early 2026 only to formally reverse its position several days later. While these recent schemes apply a relatively small price to emissions from ships that call these countries, they contribute to increasing regulatory fragmentation and complexity. This fragmentation may be exacerbated by the delay and uncertainty surrounding the IMO’s Net-Zero Framework. Continued lack of consensus at IMO may also encourage broader adoption of regional or national carbon pricing measures by other jurisdictions. It is also possible that regional and national carbon taxing schemes will become more difficult to repeal once the IMO Net-Zero Framework enters into force, potentially resulting in overlapping taxation.

Biofouling Regulation

Brazil implemented biofouling regulations designed to minimize the risk of ships introducing invasive aquatic species, requiring vessels to arrive with a “clean hull” to comply with the regulations. In June 2026, the Brazilian Maritime Authority postponed the application of penalties and sanctions for non-compliance until January 10, 2028, while confirming that the underlying biofouling requirements remain in force. Brazil’s biofouling regulations are aligned with the IMO’s 2023 Biofouling Guidelines and similar to existing requirements in Australia and New Zealand. Biosecurity concerns coupled with growing safety and environmental restrictions on underwater hull and propeller cleaning point toward an emerging area of regulatory and operational complexity and underscore the importance of proactive antifouling strategies.

At MEPC 83 in April 2025, the Committee formally agreed to develop a legally binding instrument for the control and management of ships’ biofouling. This decision reflects a shift to elevate biofouling management, currently governed by the voluntary 2023 Biofouling Guidelines to an enforceable regime comparable to the Ballast Water Management Convention. The development process is structured around a multi-year work plan. Technical drafting began at the Pollution Prevention and Response (“PPR”) 13 sub-committee meeting in February 2026. At MEPC 84 in April 2026, the Committee agreed that the instrument should be developed as a standalone legally binding instrument. The detailed requirements, implementation timeline, and entry into force remain under development, although the IMO currently expects the final instrument to be adopted by 2029, with a likely entry into force around 2031 or 2032.

Vessel Acquisitions and Sales

Acquisitions

On April 16, 2026, we entered into an agreement to acquire a vessel that is to be renamed the Genco Volunteer, a 2019-built, 182,000 dwt scrubber-fitted Capesize vessel, for a purchase price of $65.0 million. The vessel is expected to be delivered during August 2026. As a result of the delay in the delivery of the vessel, the purchase price will be reduced by approximately $1.0 million representing $20,000 per day beginning June 15, 2026 through the date the vessel is ready for sale under the agreement. We paid the $6.5 million deposit on May 1, 2026 utilizing cash on hand, which was held in an escrow account until we took delivery of the vessel. We drew down $50.0 million on our $680 Million Revolver on July 15, 2026 to finance the remainder of the purchase.

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

Sales

On February 24, 2026, we entered into agreements to sell the Genco Picardy and the Genco Predator, both 2005-built Supramax vessels, to a third party for $10.6 million each less a commission payable to a third party. The Genco Picardy and Genco Predator were delivered to their third-party buyers on March 30, 2026 and April 15, 2026, respectively.

We will continue to seek opportunities to renew our fleet going forward.

Our Operations

Our major and minor bulk vessels have similar economic characteristics, as they serve the same type of customers, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Therefore, we have determined that each of our vessels are individual operating segments. We believe it is meaningful and informative to aggregate our operating segments into two reportable segments for the major bulk and minor bulk fleet.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2026 and 2025 on a consolidated basis.

	For the Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Newcastlemax	182.0	—	182.0	100.0%
Capesize	1,547.0	1,456.0	91.0	6.3%
Ultramax	1,365.0	1,365.0	—	—%
Supramax	833.2	1,001.0	(167.8)	(16.8)%

Total	3,927.2	3,822.0	105.2	2.8%

Chartered-in days (2)
Newcastlemax	—	—	—	—%
Capesize	—	—	—	—%
Ultramax	19.8	170.4	(150.6)	(88.4)%
Supramax	—	18.9	(18.9)	(100.0)%

Total	19.8	189.3	(169.5)	(89.5)%

Available days (owned & chartered-in fleet) (3)
Newcastlemax	182.0	—	182.0	100.0%
Capesize	1,461.8	1,238.0	223.8	18.1%
Ultramax	1,376.9	1,472.6	(95.7)	(6.5)%
Supramax	801.4	919.7	(118.3)	(12.9)%

Total	3,822.1	3,630.3	191.8	5.3%

Available days (owned fleet) (4)
Newcastlemax	182.0	—	182.0	100.0%
Capesize	1,461.8	1,238.0	223.8	18.1%
Ultramax	1,357.1	1,302.2	54.9	4.2%
Supramax	801.4	900.8	(99.4)	(11.0)%

Total	3,802.3	3,441.0	361.3	10.5%

Operating days (5)
Newcastlemax	181.6	—	181.6	100.0%
Capesize	1,452.0	1,217.8	234.2	19.2%
Ultramax	1,365.2	1,457.0	(91.8)	(6.3)%
Supramax	797.4	913.4	(116.0)	(12.7)%

Total	3,796.2	3,588.2	208.0	5.8%

Fleet utilization (6)
Newcastlemax	99.8%	—%	99.8	100.0%
Capesize	98.9%	97.8%	1.1%	1.1%
Ultramax	98.6%	98.5%	0.1%	0.1%
Supramax	97.9%	98.6%	(0.7)%	(0.7)%

Fleet average	98.6%	98.3%	0.3%	0.3%

	For the Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Newcastlemax	$36,200	$—	$36,200	100.0%
Capesize	33,483	17,019	16,464	96.7%
Ultramax	16,495	12,361	4,134	33.4%
Supramax	17,939	10,810	7,129	65.9%

Fleet average	24,273	13,631	10,642	78.1%
Major bulk vessels	33,784	17,019	16,765	98.5%
Minor bulk vessels	17,031	11,727	5,304	45.2%

Daily vessel operating expenses (8)
Newcastlemax	$5,207	$—	$5,207	100.0%
Capesize	7,010	6,736	274	4.1%
Ultramax	6,343	5,659	684	12.1%
Supramax	7,302	6,214	1,088	17.5%

Fleet average	6,757	6,213	544	8.8%

	For the Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Newcastlemax	216.9	—	216.9	100.0%
Capesize	3,077.0	2,896.0	181.0	6.3%
Ultramax	2,715.0	2,715.0	—	—%
Supramax	1,821.3	1,991.0	(169.7)	(8.5)%

Total	7,830.2	7,602.0	228.2	3.0%

Chartered-in days (2)
Newcastlemax	—	—	—	—%
Capesize	—	—	—	—%
Ultramax	313.3	301.1	12.2	4.1%
Supramax	110.8	161.6	(50.8)	(31.4)%

Total	424.1	462.7	(38.6)	(8.3)%

Available days (owned & chartered-in fleet) (3)
Newcastlemax	210.8	—	210.8	100.0%
Capesize	2,922.0	2,576.5	345.5	13.4%
Ultramax	2,951.8	2,915.4	36.4	1.2%
Supramax	1,864.3	1,915.2	(50.9)	(2.7)%

Total	7,948.9	7,407.1	541.8	7.3%

Available days (owned fleet) (4)
Newcastlemax	210.8	—	210.8	100.0%
Capesize	2,922.0	2,576.5	345.5	13.4%
Ultramax	2,638.5	2,614.3	24.2	0.9%
Supramax	1,753.5	1,753.6	(0.1)	(0.0)%

Total	7,524.8	6,944.4	580.4	8.4%

	For the Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)	% Change
Operating days (5)
Newcastlemax	210.4	—	210.4	100.0%
Capesize	2,902.7	2,524.9	377.8	15.0%
Ultramax	2,938.6	2,888.0	50.6	1.8%
Supramax	1,847.8	1,905.5	(57.7)	(3.0)%

Total	7,899.5	7,318.4	581.1	7.9%

Fleet utilization (6)
Newcastlemax	99.8%	—%	99.8%	100.0%
Capesize	99.0%	97.0%	2.0%	2.1%
Ultramax	99.2%	98.7%	0.5%	0.5%
Supramax	98.1%	98.7%	(0.6)%	(0.6)%

Fleet average	98.9%	98.1%	0.8%	0.8%

	For the Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Newcastlemax	$32,824	$—	$32,824	100.0%
Capesize	30,070	14,962	15,108	101.0%
Ultramax	16,227	12,199	4,028	33.0%
Supramax	15,234	10,322	4,912	47.6%

Fleet average	21,836	12,750	9,086	71.3%
Major bulk vessels	30,255	14,962	15,293	102.2%
Minor bulk vessels	15,831	11,446	4,385	38.3%

Daily vessel operating expenses (8)
Newcastlemax	$6,430	$—	$6,430	100.0%
Capesize	7,082	6,933	149	2.1%
Ultramax	6,189	5,851	338	5.8%
Supramax	7,196	6,381	815	12.8%

Fleet average	6,781	6,401	380	5.9%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Voyage revenues (in thousands)	$136,414	$80,939	$81,756	$37,698	$54,658	$43,241
Voyage expenses (in thousands)	44,085	32,005	26,269	16,629	17,816	15,376
Charter hire expenses (in thousands)	385	2,035	—	—	385	2,035
Realized gain on fuel hedges (in thousands)	351	4	47	—	304	4
	92,295	46,903	55,534	21,069	36,761	25,834
Total available days for owned fleet	3,802	3,441	1,644	1,238	2,159	2,203
Total TCE rate	$24,273	$13,631	$33,784	$17,019	$17,031	$11,727

	Entire Fleet		Major Bulk		Minor Bulk
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Voyage revenues (in thousands)	$250,843	$152,208	$138,315	$68,748	$112,528	$83,460
Voyage expenses (in thousands)	80,361	59,359	43,538	30,201	36,823	29,158
Charter hire expenses (in thousands)	6,481	4,320	—	—	6,481	4,320
Realized gain on fuel hedges (in thousands)	311	12	7	—	304	12
	164,312	88,541	94,784	38,547	69,528	49,994
Total available days for owned fleet	7,525	6,944	3,133	2,576	4,392	4,368
Total TCE rate	$21,836	$12,750	$30,255	$14,962	$15,831	$11,446

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

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2026 and 2025 on a consolidated basis.

	For the Three Months Ended
	June 30,
	2026	2025	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$136,414	$80,939	$55,475	68.5%

Total revenues	136,414	80,939	55,475	68.5%

Operating Expenses:
Voyage expenses	44,085	32,005	12,080	37.7%
Vessel operating expenses	26,535	23,747	2,788	11.7%
Charter hire expenses	385	2,035	(1,650)	(81.1)%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,245 and $1,780, respectively)	7,903	7,399	504	6.8%
Technical management expenses	1,079	1,231	(152)	(12.3)%
Depreciation and amortization	22,367	18,133	4,234	23.3%
Impairment of vessel assets	1,198	651	547	84.0%
Net gain on sale of vessels	(1,942)	—	(1,942)	(100.0)%
Other operating expense	13,052	—	13,052	100.0%

Total operating expenses	114,662	85,201	29,461	34.6%

Operating income (loss)	21,752	(4,262)	26,014	(610.4)%
Other expense, net	(5,015)	(2,547)	(2,468)	96.9%

Net income (loss)	16,737	(6,809)	23,546	(345.8)%
Less: Net income (loss) attributable to noncontrolling interest	88	(8)	96	(1,200.0)%
Net income (loss) attributable to Genco Shipping & Trading Limited	$16,649	$(6,801)	$23,450	(344.8)%

Net earnings (loss) per share - basic	$0.38	$(0.16)	$0.54	(337.5)%
Net earnings (loss) per share - diluted	$0.37	$(0.16)	$0.53	(331.3)%
Weighted average common shares outstanding - basic	43,872,514	43,350,232	522,282	1.2%
Weighted average common shares outstanding - diluted	44,572,591	43,350,232	1,222,359	2.8%

EBITDA (1)	$44,161	$13,647	$30,514	223.6%

	For the Six Months Ended
	June 30,
	2026	2025	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$250,843	$152,208	$98,635	64.8%

Total revenues	250,843	152,208	98,635	64.8%

Operating Expenses:
Voyage expenses	80,361	59,359	21,002	35.4%
Vessel operating expenses	53,096	48,663	4,433	9.1%
Charter hire expenses	6,481	4,320	2,161	50.0%
General and administrative expenses (inclusive of nonvested stock amortization expense of $4,075 and $3,276 respectively)	16,012	14,893	1,119	7.5%
Technical management expenses	1,839	2,556	(717)	(28.1)%
Depreciation and amortization	43,405	35,797	7,608	21.3%
Impairment of vessel assets	1,726	651	1,075	165.1%
Net gain on sale of vessels	(4,017)	—	(4,017)	(100.0)%
Other operating expense	16,877	—	16,877	100.0%

Total operating expenses	215,780	166,239	49,541	29.8%

Operating income (loss)	35,063	(14,031)	49,094	(349.9)%
Other expense, net	(8,751)	(4,740)	(4,011)	84.6%

Net income (loss)	26,312	(18,771)	45,083	(240.2)%
Less: Net income (loss) attributable to noncontrolling interest	354	(47)	401	(853.2)%
Net income (loss) attributable to Genco Shipping & Trading Limited	$25,958	$(18,724)	$44,682	(238.6)%

Net earnings (loss) per share - basic	$0.59	$(0.43)	1.02	(237.2)%
Net earnings (loss) per share - diluted	$0.58	$(0.43)	1.01	(234.9)%
Weighted average common shares outstanding - basic	43,789,751	43,276,496	513,255	1.2%
Weighted average common shares outstanding - diluted	44,492,571	43,276,496	1,216,075	2.8%

EBITDA (1)	$78,341	$21,568	$56,773	263.2%

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Genco Shipping & Trading Limited	$16,649	$(6,801)	$25,958	$(18,724)
Net interest expense	5,145	2,315	8,978	4,495
Income tax expense	—	—	—	—
Depreciation and amortization	22,367	18,133	43,405	35,797

EBITDA (1)	$44,161	$13,647	$78,341	$21,568

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of August 4, 2026:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Newcastlemax Vessels
Genco Stars and Stripes	2020	August 2026	Voyage
Genco Valkyrie	2020	July 2026	Voyage

Capesize Vessels
Genco Augustus	2007	October 2026	Voyage
Genco Tiberius	2007	September 2026	Voyage
Genco London	2007	October 2026	Voyage
Genco Titus	2007	August 2026	Voyage
Genco Constantine	2008	October 2026	Voyage
Genco Tiger	2011	July 2026	Voyage
Genco Lion	2012	March 2027	99.5% of BCI (3)
Genco Bear	2010	May 2027	100.0% of BCI (3)
Genco Wolf	2010	September 2026	100.5% of BCI (3)
Genco Resolute	2015	September 2026	Voyage
Genco Endeavour	2015	October 2026	Voyage
Genco Defender	2016	August 2026	Voyage
Genco Liberty	2016	August 2026	Voyage
Genco Ranger	2016	September 2026	Voyage
Genco Reliance	2016	July 2026	Voyage
Genco Intrepid	2016	August 2026	$46,000
Genco Courageous	2020	August 2026	Voyage

Ultramax Vessels
Genco Hornet	2014	September 2026	$23,000
Genco Wasp	2015	September 2026	$16,500
Genco Scorpion	2015	August 2026	$27,000
Baltic Mantis	2015	August 2026	$32,250
Genco Weatherly	2014	October 2026	Voyage
Genco Columbia	2016	September 2026	$17,500
Genco Magic	2014	August 2026	$18,500
Genco Vigilant	2015	August 2026	$31,250
Genco Freedom	2015	October 2026	$22,500
Genco Enterprise	2016	July 2026	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Constellation	2017	August 2026	$20,500
Genco Madeleine	2014	August 2026	$16,250
Genco Mayflower	2017	August 2026	$21,300
Genco Mary	2022	September 2026	Voyage
Genco Laddey	2022	September 2026	Voyage

Supramax Vessels
Genco Hunter	2007	August 2026	$19,000
Genco Aquitaine	2009	August 2026	Voyage
Genco Ardennes	2009	August 2026	Voyage
Genco Auvergne	2009	August 2026	$19,500
Genco Bourgogne	2010	August 2026	Voyage
Genco Brittany	2010	August 2026	$20,000
Genco Languedoc	2010	August 2026	$19,000
Genco Pyrenees	2010	September 2026	Voyage
Genco Rhone	2011	August 2026	$18,000
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index.

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

VOYAGE REVENUES-

For the three months ended June 30, 2026, voyage revenues increased by $55.5 million, or 68.5%, to $136.4 million as compared to $80.9 million for the three months ended June 30, 2025. The increase in voyage revenues was primarily due to higher rates earned by our major and minor bulk vessels, the operation of a larger fleet, as well as fewer drydocking days during the second quarter of 2026 as compared to the second quarter of 2025. During the second quarter of 2026, freight rates were stronger on a year-over-year basis, reaching multi-year highs, led by strong iron ore, bauxite and coal trades together with limited net fleet growth.

Various geopolitical factors continue to impact the macroeconomic environment as well as freight rates. These factors include tariffs and trade protectionism, the war in Iran, the war in Ukraine, and attacks on commercial vessels in the Middle East. Such attacks have reduced drybulk vessel transits through the Suez Canal, increasing vessel sailing distances and effectively reducing available vessel capacity. Government intervention to reduce commodity exports, such as a cap to bauxite shipments originating from Guinea, could reduce cargo volumes and negatively impact freight rates.

The average TCE rate of our overall fleet increased 78.1% to $24,273 a day during the second quarter of 2026 from $13,631 a day during the second quarter of 2025. The TCE for our major bulk vessels increased by 98.5% from $17,019 a day during the second quarter of 2025 to $33,784 a day during the second quarter of 2026. This increase was primarily a result of higher rates achieved by our Capesize vessels, and the purchase of two Newcastlemax vessels. The TCE for our minor bulk vessels increased by 45.2% from $11,727 a day during the second quarter of 2025 to $17,031 a day during the second quarter of 2026 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

Fleet utilization increased marginally from 98.3% during the second quarter of 2025 to 98.6% during the second quarter of 2026. From July 1, 2026 until December 31, 2026, we expect approximately 255 days of offhire related to scheduled drydockings and special surveys. Refer to “Capital Expenditures” section below for further details.

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

Voyage expenses increased from $32.0 million during the three months ended June 30, 2025 to $44.1 million during the three months ended June 30, 2026. The increase was primarily due to the operation of a larger fleet, higher bunker consumption and higher overall port and agency fees, partially offset by the operation of a lower number of third-party chartered-in vessels.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $2.8 million from $23.7 million during the three months ended June 30, 2025 to $26.5 million during the three months ended June 30, 2026. This increase was primarily due to higher crew costs and insurance costs, as well as the timing of the purchase of stores and spares.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,757 per vessel per day for the three months ended June 30, 2026 from $6,213 per vessel per day for the three months ended June 30, 2025. The increase in daily vessel operating expense was primarily due to higher crew costs and insurance costs, as well as the timing of the purchase of stores and spares. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Iran and related attacks on commercial vessels, the war in Ukraine, and other conflicts in the Middle East, among other potential macroeconomic events. The potential impact of these items are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

The DVOE budget for the third quarter of 2026 is expected to be $6,750 per vessel per day on a fleet-wide basis. The potential impacts of various macroeconomic events, including but not limited to the war in Iran and related attacks on commercial vessels, the war in Ukraine, and other conflicts in the Middle East, among other potential macroeconomic events, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses decreased by $1.6 million from $2.0 million during the three months ended June 30, 2025 to $0.4 million during the three months ended June 30, 2026. The decrease was primarily due to a decrease in chartered-in days.

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

General and administrative expenses increased from $7.4 million during the three months ended June 30, 2025 to $7.9 million during the three months ended June 30, 2026. This increase was primarily due to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management expenses were $1.1 million and $1.2 million during the three months ended June 30, 2026 and 2025, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $4.3 million to $22.4 million during the three months ended June 30, 2026 as compared to $18.1 million during the three months ended June 30, 2025. This increase was primarily due to an increase in vessel depreciation expense for the Genco Courageous, which was delivered during the fourth quarter of 2025, and the Genco Stars and Stripes and the Genco Valkyrie, which were both delivered during the first quarter of 2026. Additionally, there was an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2025.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended June 30, 2026 and 2025, we recorded $1.2 million and $0.7 million, respectively, of impairment of vessel assets related to the loss on disposal of replaced equipment on certain vessels. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

NET GAIN ON SALE OF VESSELS

During the three months ended June 30, 2026, we recorded a net gain on sale of vessels of $1.9 million related to the sale of the Genco Predator on April 15, 2026. Refer to Note 5 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for further information.

OTHER OPERATING EXPENSE-

Other operating expense of $13.1 million recorded during the three months ended June 30, 2026 consists of costs for non-routine aspects of our 2026 Annual Meeting of Shareholders and costs associated with proposals to purchase our common stock.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense increased by $3.2 million from $2.6 million during the three months ended June 30, 2025 to $5.8 million during the three months ended June 30, 2026. Interest expense during the three months ended June 30, 2026 and 2025 consisted primarily of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase was primarily due to higher outstanding debt during the second quarter of 2026 as compared to the second quarter of 2025, partially offset by lower interest rates.

INTEREST INCOME –

Interest income increased by $0.4 million from $0.2 million during the three months ended June 30, 2025 to $0.6 million during the three months ended June 30, 2026 primarily due to higher interest income earned on our cash and cash equivalents.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended June 30, 2026 and 2025, net income (loss) attributable to noncontrolling interest was $0.1 million and ($0.01) million, respectively, which is associated with the net income (loss) attributable to the noncontrolling interest of GSSM.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

VOYAGE REVENUES-

For the six months ended June 30, 2026, voyage revenues increased by $98.6 million, or 64.8%, to $250.8 million as compared to $152.2 million for the six months ended June 30, 2025. The increase in voyage revenues was primarily due to higher rates earned by our major and minor bulk vessels, the operation of a larger fleet, as well as fewer drydocking days during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Refer to the discussion above included under the section “Three months ended June 30, 2026 compared to the three months ended June 30, 2025 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet increased by 71.3% to $21,836 a day during the six months ended June 30, 2026 from $12,750 a day during the six months ended June 30, 2025. The TCE for our major bulk vessels increased by 102.2% from $14,962 a day during the first half of 2025 to $30,255 a day during the first half of 2026. This increase was primarily a result of higher rates achieved by our Capesize vessels, and the purchase of two Newcastlemax vessels. The TCE for our minor bulk vessels increased by 38.3% from $11,446 a day during the first half of 2025 to $15,831 a day during the first half of 2026 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

Fleet utilization increased from 98.1% during the first half of 2025 to 98.9% during the first half of 2026.

VOYAGE EXPENSES-

Voyage expenses increased from $59.4 million during the six months ended June 30, 2025 to $80.4 million during the six months ended June 30, 2026. The increase was primarily due to the operation of a larger fleet, higher bunker consumption, as well as higher overall port and agency fees.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $4.4 million from $48.7 million during the six months ended June 30, 2025 to $53.1 million during the six months ended June 30, 2026. This increase was primarily due to the operation of a larger fleet, as well as higher crew costs and insurance costs, as well as the timing of the purchase of stores.

DVOE for our fleet increased to $6,781 per vessel per day for the six months ended June 30, 2026 from $6,401 per vessel per day for the six months ended June 30, 2025. The increase in daily vessel operating expense was primarily due to higher crew costs and insurance costs, as well as the timing of the purchase of stores. We believe that daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $2.2 million from $4.3 million during the six months ended June 30, 2025 to $6.5 million during the six months ended June 30, 2026. The increase was primarily due to an increase in hire rates, partially offset by a decrease in chartered-in days.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the six months ended June 30, 2026 and 2025, general and administrative expenses were $16.0 and $14.9 million, respectively. This increase was primarily due to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses were $1.8 million and $2.6 million during the six months ended June 30, 2026 and 2025, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $7.6 million to $43.4 million during the six months ended June 30, 2026 as compared to $35.8 million during the six months ended June 30, 2025. This increase was primarily due to an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2025. Additionally, there was an increase in vessel depreciation expense for the Genco Courageous, which was delivered during the fourth quarter of 2025, and the Genco Stars and Stripes and the Genco Valkyrie, which were both delivered during the first quarter of 2026.

IMPAIRMENT OF VESSEL ASSETS-

During the six months ended June 30, 2026 and 2025, we recorded $1.7 million and $0.7 million of impairment of vessel assets, respectively, related to the loss on disposal of replaced equipment on certain vessels. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

NET GAIN ON SALE OF VESSELS

During the six months ended June 30, 2026, we recorded a net gain on sale of vessels of $4.0 million related to the sales of the Genco Picardy and the Genco Predator on March 30, 2026 and April 15, 2026, respectively. Refer to Note 5 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for further information.

OTHER OPERATING EXPENSE-

Other operating expense of $16.9 million recorded during the six months ended June 30, 2026 consists of costs for non-routine aspects of our 2026 Annual Meeting of Shareholders and costs associated with proposals to purchase our common stock.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense increased by $5.1 million from $5.1 million during the six months ended June 30, 2025 to $10.2 million during the six months ended June 30, 2026. The increase was primarily due to higher outstanding debt during the first half of 2026 as compared to the first half of 2025, partially offset by lower interest rates.

INTEREST INCOME –

Interest income increased by $0.7 million from $0.6 million during the six months ended June 30, 2025 to $1.3 million during the six months ended June 30, 2026 primarily due to higher interest income earned on our cash and cash equivalents.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the six months ended June 30, 2026 and 2025, net income (loss) attributable to noncontrolling interest was $0.4 million and ($0.05) million, respectively, which is associated with the net income (loss) attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings and undrawn revolver availability, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $73.6 million as of June 30, 2026, in addition to the $350.0 million availability under the $680 Million Revolver as of June 30, 2026, which compares to a minimum liquidity requirement under our credit facility of approximately $21.5 million as of June 30, 2026. Given anticipated capital expenditures related to drydockings and fleet upgrade costs of $16.5 million and $25.9 million during the remainder of 2026 and 2027, respectively, the $58.5 million remaining payment for the purchase of the Genco Volunteer, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the U.S.-China trade dispute, the imposition of tariffs, the war in Iran and related attacks on commercial vessels, the war in Ukraine, other conflicts in the Middle East, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of June 30, 2026, there are no mandatory debt repayments due through 2028 until we must repay $3.1 million and $326.9 million during 2029 and 2030, respectively. Nonetheless, we intend to continue to pay down debt on a voluntary basis.

As of June 30, 2026, the $680 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

In the future, we may require capital to fund acquisitions or to improve or support our ongoing operations and debt structure, particularly in light of economic conditions resulting from the U.S.-China trade dispute, the imposition of tariffs, the war in Iran and related attacks on commercial vessels, the war in Ukraine, other conflicts in the Middle East, and the trajectory of China’s economic recovery and stimulus measures. We may from time to time seek to raise additional capital through equity or debt offerings, selling vessels or other assets, pursuing strategic opportunities, or otherwise. We may also from time to time seek to incur additional debt financing from private or public sector sources, refinance our indebtedness or obtain waivers or modifications to our credit agreements to obtain more favorable terms, enhance flexibility in conducting our business, or otherwise.  We may also seek to manage our interest rate exposure through hedging transactions. We may seek to accomplish any of these independently or in conjunction with one or more of these actions.  However, if market conditions are unfavorable, we may be unable to accomplish any of the foregoing on acceptable terms or at all.

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

As of June 30, 2026, we were in compliance with all financial covenants under the $680 Million Revolver.

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

On August 5, 2026, we announced a quarterly dividend of $0.80 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

Since 2021, in connection with our comprehensive value strategy, we have paid down additional indebtedness under our credit facilities.

The declaration and payment of any dividend or any stock repurchase is subject to the discretion of our Board of Directors. Our Board of Directors and management continue to closely monitor market developments together with the evaluation of our quarterly dividend policy in the current market environment. The principal business factors that our Board of Directors expects to consider when determining the timing and amount of dividend payments or stock repurchases include our earnings, financial condition, and cash requirements at the time. Marshall Islands law generally prohibits the declaration and payment of dividends or stock repurchases other than from surplus. Marshall Islands law also prohibits the declaration and payment of dividends or stock repurchases while a company is insolvent or would be rendered insolvent by the payment of such a dividend or such a stock repurchase. Heightened economic uncertainty and the potential for renewed drybulk market weakness as a result of the war in Iran and related attacks on commercial vessels, the war in Ukraine, other conflicts in the Middle East, and related economic conditions may result in our suspension, reduction, or termination of future quarterly dividends.

You are encouraged to consult your own tax advisor concerning the overall tax consequences arising in your own particular situation under U.S. federal, state, local, or foreign law from the payment of dividends on our common stock.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $48.9 million and $8.3 million, respectively. This increase in cash provided by operating activities was primarily due to higher rates earned by our major and minor bulk vessels, as well as changes in working capital. Additionally, there was a decrease in drydocking costs incurred during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $122.2 million and $6.7 million, respectively. This fluctuation was primarily a result of a $137.4 million increase in the purchase of vessel assets due to the purchase of the Genco Stars and Stripes and the Genco Valkyrie, which were delivered on March 5, 2026 and March 24, 2026, respectively, as well as the deposit made for the Genco Volunteer, which is expected to be delivered during August 2026. This increase in net cash used in investing activities was partially offset by $21.1 million net proceeds from the sale of the Genco Picardy and the Genco Predator on March 30, 2026 and April 15, 2026, respectively.

Net cash provided by (used in) financing activities during the six months ended June 30, 2026 and 2025 was $91.3 million and ($9.9) million, respectively.  On February 27, 2026, the $600 Million Revolver was refinanced with the $680 Million Revolver. As part of the debt modification, $4.3 million was settled net among the lenders of the $600 Million Revolver and $680 Million Revolver. The fluctuation is primarily due to drawdowns totaling $130.0 million on the $600 Million Revolver and the $680 Million Revolver made by the Company during the six months ended June 30, 2026 as compared to drawdowns of only $10.0 million on the $500 Million Revolver during the six months ended June 30, 2025. This increase in cash provided by financing activities was partially offset by a $18.0 million increase in the payment of dividends and a $0.8 million increase in the payment of deferred financing costs related to the $680 Million Revolver during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of June 30, 2026 and December 31, 2025.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. After the delivery of the Genco Volunteer, our fleet will consist of 44 drybulk vessels, including two Newcastlemax, 18 Capesize, 15 Ultramax and 9 Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, fleet upgrade costs consisting of ballast water treatment systems and fuel efficiency upgrades, and scheduled off-hire days for our fleet through 2027 to be:

Year	Estimated Drydocking Costs	Estimated Fleet Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

July 1 - December 31, 2026	$15.0	$1.5	255
2027 (1)	$25.6	$0.3	480

(1)	These amounts exclude a total of $7.3 million of estimated drydocking costs and fleet upgrade costs and 130 estimated offhire days for certain vessels that have drydocking class deadlines during the first quarter of 2028 and may, therefore, not be drydocked until 2028.

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

During the six months ended June 30, 2026 and 2025, we incurred a total of $13.5 million and $30.9 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of seven of our vessels during the six months ended June 30, 2026. We estimate that an additional six of our vessels will be drydocked during the remainder of 2026 and 11 of our vessels will be drydocked during 2027.

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

During the three and six months ended June 30, 2026, we recorded an impairment loss of $1.2 million and $1.7 million, respectively, for the loss on disposal of replaced equipment on certain vessels. During the three and six months ended June 30, 2025, we recorded an impairment loss of $0.7 million for the loss on disposal of replaced equipment on certain vessels.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $680 Million Revolver as of June 30, 2026. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $680 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding any vessels held for sale). As of June 30, 2026, none of our vessels had carrying values that exceeded their vessel valuations, therefore there were no indicators of impairment. As of December 31, 2025, two of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2025 10-K, there were no impairment losses recorded for these vessels incurred during the year ended December 31, 2025.

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

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of June 30, 2026 and December 31, 2025. Vessels have been grouped according to their collateralized status as of June 30, 2026 and does not include any vessels held for sale.

			Carrying Value (U.S. dollars in
			thousands) as of
		Year	June 30,	December 31,
Vessels	Year Built	Acquired	2026	2025
$680 Million Revolver
Genco Bear	2010	2010	$28,583	$29,621
Genco Wolf	2010	2010	29,109	30,129
Genco Lion	2012	2013	25,134	25,823
Genco Tiger	2011	2013	23,882	24,525
Genco Scorpion	2015	2015	19,009	19,512
Genco Mantis	2015	2015	19,192	19,686
Genco Hunter	2007	2007	6,537	6,662
Genco Aquitaine	2009	2010	7,344	7,526
Genco Ardennes	2009	2010	7,367	7,555
Genco Auvergne	2009	2010	7,407	7,586
Genco Bourgogne	2010	2010	7,902	8,105
Genco Brittany	2010	2010	7,929	8,131
Genco Languedoc	2010	2010	7,907	8,113
Genco Pyrenees	2010	2010	8,145	8,361
Genco Rhone	2011	2011	9,123	9,016
Genco Constantine	2008	2008	24,232	25,386
Genco Augustus	2007	2007	21,708	22,869
Genco London	2007	2007	22,902	23,924
Genco Titus	2007	2007	23,297	24,355
Genco Tiberius	2007	2007	21,524	22,658
Genco Hornet	2014	2014	17,712	18,197
Genco Wasp	2015	2015	17,956	18,442
Genco Endeavour	2015	2018	35,551	36,459
Genco Resolute	2015	2018	35,953	36,836
Genco Columbia	2016	2018	19,929	20,432
Genco Weatherly	2014	2018	16,079	16,524
Genco Liberty	2016	2018	38,613	38,639
Genco Defender	2016	2018	38,430	38,622
Genco Magic	2014	2020	12,364	12,659
Genco Vigilant	2015	2021	13,384	13,696
Genco Freedom	2015	2021	13,421	13,759
Genco Enterprise	2016	2021	16,978	17,377
Genco Madeleine	2014	2021	18,599	19,117
Genco Constellation	2017	2021	21,215	21,742
Genco Mayflower	2017	2021	21,651	22,081
Genco Laddey	2022	2022	25,758	26,271
Genco Mary	2022	2022	25,786	26,300
Genco Ranger	2016	2023	39,474	39,785
Genco Reliance	2016	2023	39,331	39,746
Genco Intrepid	2016	2024	46,428	47,605
Genco Courageous	2020	2025	62,348	63,552
Genco Stars and Stripes	2020	2026	72,199	—
Genco Valkyrie	2020	2026	72,258	—
Total			$1,049,650	$927,384
Unencumbered
Genco Picardy	2005	2010	—	6,035
Genco Predator	2005	2007	—	5,908
Total			$—	$11,943

Consolidated Total			$1,049,650	$939,327

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. During the three and six months ended June 30, 2026 and 2025, we were subject to the following interest rates on the outstanding debt under our credit facilities (Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for the effective dates and termination dates for our credit facilities outlined below):

●	$500 Million Revolver

●	One-month SOFR plus 1.85% until August 1, 2024 when the applicable margin was increased from 1.85% to 1.90% pursuant to the sustainability link term of the facility providing a lower margin based on increased vessel efficiency. These rates were applicable until July 10, 2025 when we entered into the $600 Million Revolver.

●	$600 Million Revolver

●	One-month SOFR plus 1.75% from July 10, 2025 until July 31, 2025 when the applicable margin was increased from 1.75% to 1.80% pursuant to the sustainability link term of the facility. These rates were applicable until February 27, 2026 when we entered into the $680 Million Revolver.

●	$680 Million Revolver

●	One-month SOFR plus 1.80% pursuant to the sustainability link term of the facility beginning February 27, 2026.

A 1% increase in SOFR would have resulted in an increase of $1.4 million in interest expense for the six months ended June 30, 2026.

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

Below is an update to the risk factor entitled, “We are currently subject to a proxy contest seeking to replace all members of our Board of Directors, which could disrupt our business and adversely affect our results of operations.”

While the proxy contest initiated by a stockholder to replace members of our Board of Directors ended at our 2026 Annual Meeting of Shareholders, the same stockholder initiated a tender offer that has since expired and continues to pursue a non-binding indicative offer to acquire the Company. These circumstances have required, and are expected to continue to require, significant time and attention from our management and Board of Directors and have resulted in, and may continue to result in, substantial legal, advisory, and other professional fees and may result in increased volatility in the market price of our common stock.

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

4.3	First Amendment to Shareholders Rights Agreement, dated as of November 10, 2025.(14)

4.4	Second Amendment to Shareholders Rights Agreement, dated as of May 1, 2026.(15)

4.5	Third Amendment to Shareholders Rights Agreement, dated as of June 2, 2026.(16)

10.1	Form of Director Restricted Stock Unit Agreement, dated as of June 18, 2026.(*)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2021.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2025.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2025.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2025.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2026.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: August 5, 2026	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 5, 2026	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)