Form 10-Q
period 2026-09-30
GENCO SHIPPING & TRADING LTD
filed 2026-11-04
CIK 1326200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ⌧ No ◻

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2026: Common stock, par value $0.01 per share — 43,586,605 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Genco Shipping & Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025

(U.S. Dollars in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$94,611	$55,540
Due from charterers, net of a reserve of $534 and $519, respectively	23,985	14,284
Prepaid expenses and other current assets	13,826	14,053
Inventories	28,972	25,187
Total current assets	161,394	109,064

Noncurrent assets:
Vessels, net of accumulated depreciation of $408,481 and $372,525, respectively	1,100,139	939,327
Deposits on vessels	—	14,585
Deferred drydock, net of accumulated amortization of $40,581 and $29,389, respectively	58,544	62,389
Fixed assets, net of accumulated depreciation and amortization of $14,026 and $12,521, respectively	7,581	7,492
Operating lease right-of-use assets	4,957	5,251
Total noncurrent assets	1,171,221	1,029,044

Total assets	$1,332,615	$1,138,108

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$42,687	$36,843
Deferred revenue	19,876	8,826
Total current liabilities:	62,563	45,669

Noncurrent liabilities:
Long-term operating lease liabilities	5,773	5,539
Long-term debt, net of deferred financing costs of $9,836 and $10,920, respectively	370,164	189,080
Total noncurrent liabilities	375,937	194,619

Total liabilities	438,500	240,288

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01; 500,000,000 shares authorized; 43,586,605 and 43,243,165 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	436	432
Additional paid-in capital	1,397,774	1,465,134
Accumulated deficit	(505,121)	(569,082)
Total Genco Shipping & Trading Limited shareholders’ equity	893,089	896,484
Noncontrolling interest	1,026	1,336
Total equity	894,115	897,820
Total liabilities and equity	$1,332,615	$1,138,108

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2026 and 2025

(U.S. Dollars in Thousands, Except for Earnings Per Share and Share Data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Voyage revenues	$151,855	$79,921	$402,698	$232,130

Total revenues	151,855	79,921	402,698	232,130

Operating expenses:
Voyage expenses	44,938	24,810	125,299	84,169
Vessel operating expenses	27,459	24,391	80,555	73,055
Charter hire expenses	1,984	106	8,465	4,425
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,187, $1,919, $6,262 and $5,195 respectively)	7,751	7,584	23,764	22,477
Technical management expenses	1,073	1,265	2,912	3,821
Depreciation and amortization	23,359	19,298	66,764	55,095
Impairment of vessel assets	643	—	2,368	651
Net gain on sale of vessels	—	—	(4,017)	—
Other operating expense	397	—	17,274	—

Total operating expenses	107,604	77,454	323,384	243,693

Operating income (loss)	44,251	2,467	79,314	(11,563)

Other (expense) income:
Other expense	(617)	(104)	(390)	(350)
Interest income	833	388	2,103	1,000
Interest expense	(6,378)	(3,151)	(16,626)	(8,258)
Loss on debt extinguishment	—	(678)	—	(678)

Other expense, net	(6,162)	(3,545)	(14,913)	(8,286)

Net income (loss)	38,089	(1,078)	64,401	(19,849)
Less: Net income (loss) attributable to noncontrolling interest	86	(25)	440	(72)
Net income (loss) attributable to Genco Shipping & Trading Limited	$38,003	$(1,053)	$63,961	$(19,777)

Net earnings (loss) per share-basic	$0.87	$(0.02)	$1.46	$(0.46)
Net earnings (loss) per share-diluted	$0.85	$(0.02)	$1.44	$(0.46)
Weighted average common shares outstanding-basic	43,922,464	43,414,340	43,834,475	43,322,949
Weighted average common shares outstanding-diluted	44,634,839	43,414,340	44,540,519	43,322,949

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2026 and 2025

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss)	$38,089	$(1,078)	$64,401	$(19,849)

Other comprehensive loss	—	—	—	—

Comprehensive income (loss)	38,089	(1,078)	64,401	(19,849)
Less: Comprehensive income (loss) attributable to noncontrolling interest	86	(25)	440	(72)
Comprehensive income (loss) attributable to Genco Shipping & Trading Limited	$38,003	$(1,053)	$63,961	$(19,777)

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(U.S. Dollars in Thousands)

				Genco
				Shipping &
				Trading
		Additional		Limited
	Common	Paid-in	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2026	$432	1,465,134	(569,082)	$896,484	$1,336	$897,820

Net income			9,309	9,309	266	9,575

Issuance of shares due to vesting of RSUs, PRSUs and exercise of options	3	(3)		—		—

Cash dividends declared ($0.50 per share)		(22,247)		(22,247)		(22,247)

Nonvested stock amortization		1,830		1,830		1,830

Balance — March 31, 2026	$435	$1,444,714	$(559,773)	$885,376	$1,602	$886,978

Net income			16,649	16,649	88	16,737

Issuance of shares due to vesting of RSUs	1	(1)		—		—

Cash dividends declared ($0.35 per share)		(15,703)		(15,703)		(15,703)

Nonvested stock amortization		2,245		2,245		2,245

Balance — June 30, 2026	$436	$1,431,255	$(543,124)	$888,567	$1,690	$890,257

Net income			38,003	38,003	86	38,089

Cash dividends declared ($0.80 per share)		(35,668)		(35,668)		(35,668)

Cash dividends paid to noncontrolling interest				—	(750)	(750)

Nonvested stock amortization		2,187		2,187		2,187

Balance — September 30, 2026	$436	$1,397,774	$(505,121)	$893,089	$1,026	$894,115

				Genco
				Shipping &
				Trading
		Additional		Limited
	Common	Paid-in	Accumulated	Shareholders'	Noncontrolling
	Stock	Capital	Deficit	Equity	Interest	Total Equity
Balance — January 1, 2025	$427	1,491,032	(564,716)	$926,743	$1,485	$928,228

Net loss			(11,923)	(11,923)	(39)	(11,962)

Issuance of shares due to vesting of RSUs and exercise of options, net of forfeitures	2	(2)		—		—

Cash dividends declared ($0.30 per share)		(13,111)		(13,111)		(13,111)

Nonvested stock amortization		1,496		1,496		1,496

Balance — March 31, 2025	$429	$1,479,415	$(576,639)	$903,205	$1,446	$904,651

Net loss			(6,801)	(6,801)	(8)	(6,809)

Cash dividends declared ($0.15 per share)		(6,580)		(6,580)		(6,580)

Nonvested stock amortization		1,780		1,780		1,780

Balance — June 30, 2025	$429	$1,474,615	$(583,440)	$891,604	$1,438	$893,042

Net loss			(1,053)	(1,053)	(25)	(1,078)

Issuance of shares due to vesting of RSUs and exercise of options	3	(3)		—		—

Cash dividends declared ($0.15 per share)		(6,580)		(6,580)		(6,580)

Nonvested stock amortization		1,919		1,919		1,919

Balance — September 30, 2025	$432	$1,469,951	$(584,493)	$885,890	$1,413	$887,303

See accompanying notes to Condensed Consolidated Financial Statements.

Genco Shipping & Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$64,401	$(19,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,764	55,095
Amortization of deferred financing costs	1,919	1,595
Right-of-use asset amortization	294	1,007
Amortization of nonvested stock compensation expense	6,262	5,195
Impairment of vessel assets	2,368	651
Net gain on sale of vessels	(4,017)	—
Loss on debt extinguishment	—	678
Insurance proceeds for protection and indemnity claims	357	80
Insurance proceeds for loss of hire claims	—	6
Change in assets and liabilities:
(Increase) decrease in due from charterers	(9,701)	7,435
(Increase) decrease in prepaid expenses and other current assets	(1,518)	1,666
(Increase) decrease in inventories	(3,785)	687
Increase in accounts payable and accrued expenses	3,821	16,470
Increase in deferred revenue	11,050	36
Increase (decrease) in operating lease liabilities	234	(1,579)
Deferred drydock costs incurred	(23,013)	(53,180)
Net cash provided by operating activities	115,436	15,993

Cash flows from investing activities:
Purchase of vessels and ballast water treatment systems, including deposits	(202,314)	(15,734)
Purchase of other fixed assets	(2,173)	(2,886)
Net proceeds from sale of vessels	21,038	—
Insurance proceeds for hull and machinery claims	1,388	864
Net cash used in investing activities	(182,061)	(17,756)

Cash flows from financing activities:
Proceeds from the $680 Million Revolver	119,287	—
Proceeds from the $600 Million Revolver	65,000	85,333
Repayments on the $600 Million Revolver	(4,287)	—
Proceeds from the $500 Million Revolver	—	10,000
Repayments on the $500 Million Revolver	—	(15,333)
Cash dividends paid	(72,719)	(26,321)
Cash dividends paid to noncontrolling interest	(750)	—
Payment of deferred financing costs	(835)	(5,970)
Net cash provided by financing activities	105,696	47,709

Net increase in cash, cash equivalents and restricted cash	39,071	45,946

Cash and cash equivalents at beginning of period	55,540	44,005
Cash and cash equivalents at end of period	$94,611	$89,951

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

As of September 30, 2026, the Company’s fleet consisted of 44 drybulk vessels, including two Newcastlemax vessels, 18 Capesize vessels, 15 Ultramax vessels and nine Supramax vessels, with an aggregate carrying capacity of approximately 5,117,000 deadweight tons (“dwt”) and an average age of approximately 12.8 years.

During September 2021, the Company and Synergy Marine Pte. Ltd. (“Synergy”), a third party, formed a joint venture, GS Shipmanagement Pte. Ltd. (“GSSM”). GSSM is owned 50% by the Company and 50% by Synergy as of September 30, 2026 and December 31, 2025, and was formed to provide ship management services to the Company’s vessels. As of September 30, 2026 and December 31, 2025, the cumulative investments GSSM received from the Company and Synergy totaled $50 and $50, respectively, which were used for expenditures directly related to the operations of GSSM. During the three and nine months ended September 30, 2026, GSSM declared and paid total dividends of $1,500 to the Company and Synergy in proportion to their respective ownership interests in GSSM.

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

In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2026.

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

During the three months ended September 30, 2026 and 2025, the Company recorded ($337) and $0 of realized losses in Other expense, respectively. During the three months ended September 30, 2026 and 2025, the Company recorded ($197) and ($9) of unrealized losses in Other expense, respectively.

During the nine months ended September 30, 2026 and 2025, the Company recorded ($26) and $12 of realized (losses) gains in Other expense, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded ($197) and ($3) of unrealized losses in Other expense, respectively.

There were no bunker swap agreements or forward fuel purchase agreements recorded at fair value in an asset position as of September 30, 2026 and December 31, 2025. The total fair value of the bunker swap agreements or forward fuel purchase agreements in a liability position as of September 30, 2026 and December 31, 2025 was $197 and $0, respectively.

Voyage expense recognition

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance, which are recorded as part of vessel operating expenses, are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters and spot market-related time charters. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain (loss) of ($737) and ($61) during the three months ended September 30, 2026 and 2025, respectively and a net gain (loss) of $1,986 and ($452) during the nine months ended September 30, 2026 and 2025, respectively. Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Impairment of vessel assets

During the three and nine months ended September 30, 2026, the Company recorded $643 and $2,368, respectively, related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”). During the three and nine months ended September 30, 2025, the Company recorded $0 and $651, respectively, related to the impairment of vessels assets in accordance with ASC 360. The impairment expense recorded during the three and nine months ended September 30, 2026 of $643 and $2,368, respectively, and $651 during the nine months ended September 30, 2025, is related to the loss on disposal of replaced equipment on certain vessels.

Net gain on sale of vessels

During the three and nine months ended September 30, 2026, the Company recorded a net gain of $0 and $4,017, respectively, related to the sales of the Genco Picardy and the Genco Predator on March 30, 2026 and April 15, 2026, respectively. During the three and nine months ended September 30, 2025, the Company did not complete the sale of any vessels. Refer to Note 5 — Vessel Acquisitions and Dispositions for further detail regarding the sale of these vessels.

Other operating expense

Other operating expense of $397 and $17,274 recorded during the three and nine months ended September 30, 2026, respectively, consist of costs for non-routine aspects of the Company’s 2026 Annual Meeting of Shareholders and costs associated with proposals to purchase the Company’s common stock.

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

Information about the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the Three Months Ended September 30, 2026
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$91,389	$60,466	$151,855

Less:
Voyage expenses	28,709	16,229	44,938
Charter hire expenses	—	1,984	1,984
Other expense	199	138	337
Net voyage revenue (1)	62,481	42,115	104,596

Less:
Vessel operating expenses	11,990	15,469	27,459

Segment profit	$50,491	$26,646	$77,137

Reconciliation to net income:
General and administrative expenses			7,751
Technical management expenses			1,073
Depreciation and amortization			23,359
Impairment of vessel assets			643
Other operating expense			397
Other expense			280
Interest income			(833)
Interest expense			6,378

Net income			$38,089

	For the Three Months Ended September 30, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$37,570	42,351	$79,921

Less:
Voyage expenses	13,272	11,538	24,810
Charter hire expenses	—	106	106
Other income	—	—	—
Net voyage revenue (1)	24,298	30,707	55,005

Less:
Vessel operating expenses	10,328	14,063	24,391

Segment profit	$13,970	$16,644	$30,614

Reconciliation to net loss:
General and administrative expenses			7,584
Technical management expenses			1,265
Depreciation and amortization			19,298
Other expense			104
Interest income			(388)
Interest expense			3,151
Loss on debt extinguishment			678

Net loss			$(1,078)

	For the Nine Months Ended September 30, 2026
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$229,704	172,994	$402,698

Less:
Voyage expenses	72,246	53,053	125,299
Charter hire expenses	—	8,465	8,465
Other expense (income)	192	(166)	26
Net voyage revenue (1)	157,266	111,642	268,908

Less:
Vessel operating expenses	35,177	45,378	80,555

Segment profit	$122,089	$66,264	$188,353

Reconciliation to net income:
General and administrative expenses			23,764
Technical management expenses			2,912
Depreciation and amortization			66,764
Impairment of vessel assets			2,368
Net gain on sale of vessels			(4,017)
Other operating expense			17,274
Other expense			364
Interest income			(2,103)
Interest expense			16,626

Net income			$64,401

	For the Nine Months Ended September 30, 2025
	Major	Minor
	Bulk	Bulk	Total
Revenues from external customers:
Voyage revenues	$106,319	125,811	$232,130

Less:
Voyage expenses	43,473	40,696	84,169
Charter hire expenses	—	4,425	4,425
Other income	—	(12)	(12)
Net voyage revenue (1)	62,846	80,702	143,548

Less:
Vessel operating expenses	30,406	42,649	73,055

Segment profit	$32,440	$38,053	$70,493

Reconciliation to net loss:
General and administrative expenses			22,477
Technical management expenses			3,821
Depreciation and amortization			55,095
Impairment of vessel assets			651
Other expense			362
Interest income			(1,000)
Interest expense			8,258
Loss on debt extinguishment			678

Net loss			$(19,849)

(1) Net voyage revenue is used to calculate the Time Charter Equivalent ("TCE"), which is reviewed by the CODM and is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts. This amount includes realized gains (losses) on fuel hedges that were recorded as part of Other expense on the Condensed Consolidated Statements of Operations.

4 – CASH FLOW INFORMATION

For the nine months ended September 30, 2026, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,475 for the Purchase of vessels and ballast water treatment systems, including deposits, and $272 for the Purchase of other fixed assets. For the nine months ended September 30, 2026, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $2,787 for Cash dividends payable.

For the nine months ended September 30, 2025, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,067 for the Purchase of vessels and ballast water treatment systems, including deposits, and $149 for the Purchase of other fixed assets. For the nine months ended September 30, 2025, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses consisting of $1,706 for Cash dividends payable. Lastly, for the nine months ended September 30, 2025, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $98 for the Purchase of vessels and ballast water treatment systems, including deposits.

During the nine months ended September 30, 2026 and 2025, cash paid for interest was $14,710 and $6,665, respectively.

During the nine months ended September 30, 2026 and 2025, any cash paid for income taxes was insignificant.

During the nine months ended September 30, 2026, $265,000 of debt outstanding under the $600 Million Revolver was transferred to the $680 Million Revolver. As part of the debt modification, $4,287 was settled net amongst the lenders, which has been included as proceeds from the $680 Million Revolver and repayments on the $600 Million Revolver. Refer Note 8 — Debt for further information.

During the nine months ended September 30, 2025, $100,000 of debt outstanding under the $500 Million Revolver was transferred to the $600 Million Revolver. As part of the debt modification, $15,333 was settled net amongst the lenders which has been included as proceeds from the $600 Million Revolver and repayments on the $500 Million Revolver. Refer Note 8 — Debt for further information.

All stock options exercised during the nine months ended September 30, 2026 and 2025 were cashless. Refer to Note 13 — Stock-Based Compensation for further information.

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

Supplemental Condensed Consolidated Cash Flow information related to leases is as follows:

	For the Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$1,840

5 – VESSEL ACQUISITIONS AND DISPOSITIONS

Vessel Acquisitions

On April 16, 2026, the Company entered into an agreement to acquire a 2019-built, 182,000 dwt scrubber-fitted Capesize vessel for a purchase price of $65,000. The vessel, which was renamed the Genco Volunteer, was delivered on August 12, 2026. As a result of the delay in the delivery of the vessel, the purchase price was reduced by $1,080 representing $20 per day beginning June 15, 2026 through the date the vessel was ready for sale under the agreement. The Company paid the $6,500 deposit on May 1, 2026 utilizing cash on hand, which was held in an escrow account until the Company took delivery of the vessel. The Company drew down $50,000 on its $680 Million Revolver on July 15, 2026 and used cash on hand to finance the remainder of the purchase.

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

There were 71,462 stock options, 324,695 performance based restricted stock units and 631,574 restricted stock units excluded from the computation of diluted net loss per share during the three and nine months ended September 30, 2025 because they were anti-dilutive (refer to Note 13 — Stock-Based Compensation).

The components of the denominator for the calculation of basic and diluted net earnings (loss) per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	43,922,464	43,414,340	43,834,475	43,322,949

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	43,922,464	43,414,340	43,834,475	43,322,949

Dilutive effect of stock options	42,903	—	40,716	—

Dilutive effect of performance-based restricted stock units	305,247	—	271,042	—

Dilutive effect of restricted stock units	364,225	—	394,286	—

Weighted-average common shares outstanding, diluted	44,634,839	43,414,340	44,540,519	43,322,949

7 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2026 and 2025, the Company did not have any related party transactions.

8 – DEBT

Long-term debt, net consists of the following:

	September 30,	December 31,
	2026	2025
Principal amount	$380,000	$200,000
Less: Unamortized deferred financing costs	(9,836)	(10,920)

Long-term debt, net	$370,164	$189,080

	September 30, 2026		December 31, 2025
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Cost	Principal	Cost
$680 Million Revolver	$380,000	9,836	$—	$—
$600 Million Revolver	—	—	200,000	10,920

Total debt	$380,000	$9,836	$200,000	$10,920

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

The maturity date of the $680 Million Revolver is July 10, 2030, and total quarterly commitment reductions were originally $29,422 per quarter commencing on March 31, 2027. During August 2026, the Genco Volunteer was added as collateral under the $680 Million Revolver which resulted in revised quarterly commitment reductions of $28,944 with a balloon payment of $274,779 due on the maturity date of July 10, 2030.

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

As of September 30, 2026, there was $300,000 availability under the $680 Million Revolver. There were no debt repayments made during the three and nine months ended September 30, 2026 and 2025 under the $680 Million Revolver.

As of September 30, 2026, the Company was in compliance with all of the financial covenants under the $680 Million Revolver.

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

There were $0 and $4,287 debt repayments made during the three and nine months ended September 30, 2026, respectively, and no debt repayments made during the three and nine months ended September 30, 2025, under the $600 Million Revolver.

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

There were no debt repayments during the three and nine months ended September 30, 2026 and there were debt repayments of $15,333 made during the three and nine months ended September 30, 2025 under the $500 Million Revolver.

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

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the Company’s debt facilities noted above, including the cost associated with unused commitment fees, if applicable. The following table also includes the range of interest rates on the debt, excluding the impact of unused commitment fees and any interest rate cap agreements, if applicable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Effective Interest Rate	6.01%	8.72%	6.18%	8.93%
Range of Interest Rates (excluding unused commitment fees)	5.44% to 5.70%	5.96% to 6.23%	5.42% to 5.70%	5.96% to 6.24%

9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying values of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 that are required to be disclosed at fair value, but not recorded at fair value, are noted below.

	September 30, 2026		December 31, 2025
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Cash and cash equivalents	$94,611	$94,611	$55,540	$55,540
Principal amount of floating rate debt	380,000	380,000	200,000	200,000

The carrying value of the borrowings under the $680 Million Revolver and the $600 Million Revolver as of September 30, 2026 and as of December 31, 2025, respectively, which exclude the impact of deferred financing costs, approximate their fair value due to the variable interest nature thereof as these credit facilities represent floating rate loans. The carrying amounts of the Company’s other financial instruments as of September 30, 2026 and December 31, 2025 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

ASC Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumption (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment. The three levels are defined as follows:

●	Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

●	Level 2—Valuations based on quoted prices in active markets for instruments that are similar or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Cash and cash equivalents are considered Level 1 items, as they represent liquid assets with short-term maturities. Floating rate debt is considered to be a Level 2 item, as the Company considers the estimate of rates it could obtain for similar debt or based upon transactions amongst third parties. Bunker swap agreements and forward fuel purchase agreements are considered to be Level 2 items. Refer to Note 2 — Summary of Significant Accounting Policies for further information. Nonrecurring fair value measurements include vessel impairment assessments completed during the interim period and at year-end as determined based on third-party quotes, which are based on various data points, including comparable sales of similar vessels, which are Level 2 inputs. There was no vessel impairment recorded during the three and nine months ended September 30, 2026 and 2025.

The fair value determination for the operating lease right-of-use assets is based on third-party quotes, which is considered a Level 2 input. Nonrecurring fair value measurements may include impairment tests of the Company’s operating lease right-of-use assets if there are indicators of impairments.  During the three and nine months ended September 30, 2026 and 2025, there were no indicators of impairment of the operating lease right-of-use assets.

The Company did not have any Level 3 financial assets or liabilities as of September 30, 2026 and December 31, 2025.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2026	2025
Accounts payable	$19,727	$18,642
Accrued general and administrative expenses	4,082	7,117
Accrued vessel operating expenses	18,878	11,084
Total accounts payable and accrued expenses	$42,687	$36,843

11 – VOYAGE REVENUES

Total voyage revenues include revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters, as well as the sale of bunkers consumed during short-term time charters. For the three months ended September 30, 2026 and 2025, the Company earned $151,855 and $79,921 of voyage revenues, respectively. For the nine months ended September 30, 2026 and 2025, the Company earned $402,698 and $232,130, respectively.

Total voyage revenues recognized in the Condensed Consolidated Statements of Operations include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease revenue	$42,442	$36,151	$115,353	$98,152
Spot market voyage revenue	109,413	43,770	287,345	133,978
Total voyage revenues	$151,855	$79,921	$402,698	$232,130

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

On June 14, 2019, the Company entered into a sublease agreement for a portion of the leased space for its main office in New York, New York, which commenced on July 26, 2019 and ended on September 29, 2025. There was $0 and $306 of sublease income recorded during the three months ended September 30, 2026 and 2025, respectively. There was $0 and $918 of sublease income recorded during the nine months ended September 30, 2026 and 2025, respectively. Sublease income is recorded net with the total operating lease costs in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company charters in third-party vessels and the Company is the lessee in these agreements under ASC 842, “Leases (Topic 842)” (“ASC 842”). The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases.  During the three and nine months ended September 30, 2026 and 2025, all charter-in agreements for third-party vessels were less than twelve months and considered short-term leases.

13 – STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Fair
	Options	Price	Value
Outstanding as of January 1, 2026	71,462	9.91	4.33
Granted	—	—	—
Exercised	(2,178)	9.91	4.33
Forfeited	—	—	—

Outstanding as of September 30, 2026	69,284	$9.91	$4.33

Exercisable as of September 30, 2026	69,284	$9.91	$4.33

The following table summarizes certain information about the options outstanding as of September 30, 2026:

	Options Outstanding and Unvested,			Options Outstanding and Exercisable,
	September 30, 2026			September 30, 2026
Weighted			Weighted			Weighted
Average		Weighted	Average		Weighted	Average
Exercise Price of		Average	Remaining		Average	Remaining
Outstanding	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Options	Price	Life	Options	Price	Life
$9.91	—	$—	—	69,284	$9.91	0.40

As of September 30, 2026 and December 31, 2025, a total of 69,284 and 71,462 stock options were outstanding, respectively.

There was no remaining unamortized stock-based compensation as of September 30, 2026.

For the three and nine months ended September 30, 2026 and 2025, the Company did not record any nonvested stock amortization expense of the fair value of its stock options.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) under the Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to certain members of the Board of Directors and certain executives and employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. As of September 30, 2026 and December 31, 2025, 1,597,913 and 1,330,383 shares of the Company’s common stock were outstanding in respect of the RSUs, respectively. Such shares will only be issued in respect to vested RSUs issued to directors when the director’s service with the Company as a director terminates. Such shares of common stock will only be issued to executives and employees when their RSUs vest under the terms of their grant agreements and the 2015 Plan.

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

The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2026:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding as of January 1, 2026	634,884	$15.98
Granted	262,915	22.60
Vested	(328,379)	16.67
Forfeited	—	—

Outstanding as of September 30, 2026	569,420	$18.63

The total fair value of the RSUs that vested during the nine months ended September 30, 2026 and 2025 was $7,789 and $3,791, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

The following table summarizes certain information of the RSUs unvested and vested outstanding as of September 30, 2026:

Unvested RSUs			Vested RSUs
September 30, 2026			September 30, 2026
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
569,420	$18.63	1.01	341,550	$14.60

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures. As of September 30, 2026, unrecognized compensation cost of $4,666 related to RSUs will be recognized over a weighted-average period of 1.01 years.

For the three and nine months ended September 30, 2026 and 2025, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative expenses	$1,350	$1,390	$3,923	$3,865

Performance-Based Restricted Stock Units

The Company has granted performance-based restricted stock units (“PRSUs”) under the 2015 Plan to certain employees of the Company, some of which are contingent upon the Company’s relative total shareholder return (“TSR”) and some of which are contingent upon the Company’s return on invested capital (“ROIC”) for a three-year performance period. As of September 30, 2026 and December 31, 2025, 74,645 and 0 shares of the Company’s common stock were outstanding in respect of the PRSUs, respectively.

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

The table below summarizes the Company’s unvested PRSUs for the nine months ended September 30, 2026:

	Number of	Average Grant
	PRSUs	Date Price
Outstanding as of January 1, 2026	244,857	$18.88
Granted	118,596	25.52
Estimated change in performance award payout (a)	48,542	21.00
Vested	—	—
Forfeited	—	—

Outstanding as of September 30, 2026	411,995	$21.04

(a)	Represents the adjustment to previously granted PRSUs for the estimated change in performance award payout.

There were no PRSUs that vested during the nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, unrecognized compensation cost of $3,684 related to PRSUs will be recognized over a weighted-average period of 1.18 years.

The weighted-average assumptions used in the estimation of the fair value of these awards granted during the nine months ended September 30, 2026 and 2025 are as follows:

	For the Nine Months Ended
	September 30,
Significant Input	2026	2025
Closing share price of our common stock	$22.21	$14.85
Risk-free rate of return	3.37%	4.24%
Expected volatility of our common stock	32.37%	38.99%
Holding period discount	0%	0%
Simulation term (in years)	2.87	2.86
Range of target	0% to 200%	0% to 200%

For the three and nine months ended September 30, 2026 and 2025, the Company recognized nonvested stock amortization expense for the PRSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative expenses	$837	$529	$2,339	$1,330

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

15 – SUBSEQUENT EVENTS

On November 4, 2026, the Company announced a regular quarterly dividend of $1.05 per share to be paid on or about November 23, 2026 to shareholders of record as of November 16, 2026. The aggregate amount of the dividend is expected to be approximately $46.8 million based on the number of shares currently outstanding, and the Company anticipates funding the dividend from cash on hand at the time the payment is to be made.

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

General

We are a New York City-based pure-play drybulk ship owning company focused on the seaborne transportation of commodities globally. We transport key cargoes such as iron ore, coal, grain, bauxite, steel products and other drybulk cargoes along worldwide shipping routes. Our fleet currently consists of 44 drybulk vessels, including two Newcastlemax, 18 Capesize, 15 Ultramax and 9 Supramax vessels, with an aggregate carrying capacity of approximately 5,117,000 deadweight tons (“dwt”) and an average age of approximately 12.9 years.

See pages 38-39 for a table of our current fleet.

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

Since 2021, we have executed this strategy by reducing our debt by $69.2 million cumulatively through September 30, 2026 while expanding our core major bulk and minor bulk segments. These actions have enabled us to further reduce our cash flow breakeven rate positioning us to pay sizeable quarterly dividends across various market environments.

In addition to the $94.6 million of cash on our balance sheet as of September 30, 2026, we had undrawn revolver availability of $300.0 million, bringing our total liquidity to $394.6 million.

Including the $1.05 dividend for the third quarter of 2026, we have declared 29 consecutive quarterly dividends, which total $9.765 per share.

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

At MEPC’s 84th session in April 2026, member states did not reach agreement on adoption or substantive revision of the IMO Net-Zero Framework. An intersessional working group met in September 2026 to address remaining concerns with the draft amendments, with further discussions scheduled for November 2026.

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

Expansion of Emission Control Areas

In March 2026, amendments designating the Norwegian Sea and Canadian Arctic as Emission Control Areas for sulfur oxides, particulate matter and nitrogen oxides entered into force, with the 0.10% sulfur limit or approved equivalent compliance methods becoming applicable on March 1, 2027. In May 2026, the IMO adopted amendments designating the North-East Atlantic as an Emission Control Area for sulfur oxides, particulate matter and nitrogen oxides. The amendments are expected to enter into force on September 1, 2027, with the 0.10% sulfur limit or approved equivalent compliance methods becoming applicable on September 1, 2028. These requirements may increase fuel, operational and compliance costs.

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

At MEPC 83 in April 2025, the Committee formally agreed to develop a legally binding instrument for the control and management of ships’ biofouling. This decision reflects a shift to elevate biofouling management, currently governed by the voluntary 2023 Biofouling Guidelines to an enforceable regime comparable to the Ballast Water Management Convention. The development process is structured around a multi-year work plan. Technical drafting began at the Pollution Prevention and Response (“PPR”) 13 sub-committee meeting in February 2026. At MEPC 84 in April 2026, the Committee agreed that the instrument should be developed as a standalone legally binding instrument. The detailed requirements, implementation timeline, and entry into force remain under development, although the IMO currently expects a finalized draft instrument to be presented by 2029, with adoption and entry into force subject to subsequent approval and ratification.

Vessel Acquisitions and Sales

Acquisitions

On April 16, 2026, we entered into an agreement to acquire a 2019-built 182,000 dwt scrubber-fitted Capesize vessel for a purchase price of $65.0 million. The vessel, that was renamed the Genco Volunteer, was delivered on August 12, 2026. As a result of the delay in the delivery of the vessel, the purchase price was reduced by $1.1 million. We paid the $6.5 million deposit on May 1, 2026 utilizing cash on hand, which was held in an escrow account until we took delivery of the vessel. We drew down $50.0 million on our $680 Million Revolver on July 15, 2026 and used cash on hand to finance the remainder of the purchase.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations. The table reflects our ownership days, chartered-in days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2026 and 2025 on a consolidated basis.

	For the Three Months Ended
	September 30,		Increase
	2026	2025	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Newcastlemax	184.0	—	184.0	100.0%
Capesize	1,613.7	1,472.0	141.7	9.6%
Ultramax	1,380.0	1,380.0	—	—%
Supramax	828.0	1,012.0	(184.0)	(18.2)%

Total	4,005.7	3,864.0	141.7	3.7%

Chartered-in days (2)
Newcastlemax	—	—	—	—%
Capesize	—	—	—	—%
Ultramax	—	10.3	(10.3)	(100.0)%
Supramax	27.6	—	27.6	100.0%

Total	27.6	10.3	17.3	168.0%

Available days (owned & chartered-in fleet) (3)
Newcastlemax	184.0	—	184.0	100.0%
Capesize	1,484.0	1,136.5	347.5	30.6%
Ultramax	1,313.1	1,355.5	(42.4)	(3.1)%
Supramax	844.5	965.0	(120.5)	(12.5)%

Total	3,825.6	3,457.0	368.6	10.7%

Available days (owned fleet) (4)
Newcastlemax	184.0	—	184.0	100.0%
Capesize	1,484.0	1,136.5	347.5	30.6%
Ultramax	1,313.1	1,345.2	(32.1)	(2.4)%
Supramax	816.9	965.0	(148.1)	(15.3)%

Total	3,798.0	3,446.7	351.3	10.2%

Operating days (5)
Newcastlemax	184.0	—	184.0	100.0%
Capesize	1,480.4	1,127.9	352.5	31.3%
Ultramax	1,304.1	1,338.7	(34.6)	(2.6)%
Supramax	838.2	962.6	(124.4)	(12.9)%

Total	3,806.7	3,429.2	377.5	11.0%

Fleet utilization (6)
Newcastlemax	100.0%	—%	100.0	100.0%
Capesize	98.9%	97.1%	1.8%	1.9%
Ultramax	97.2%	98.0%	(0.8)%	(0.8)%
Supramax	98.0%	99.7%	(1.7)%	(1.7)%

Fleet average	98.2%	98.1%	0.1%	0.1%

	For the Three Months Ended
	September 30,		Increase
	2026	2025	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Newcastlemax	$41,315	$—	$41,315	100.0%
Capesize	36,980	21,380	15,600	73.0%
Ultramax	20,629	13,687	6,942	50.7%
Supramax	18,395	12,741	5,654	44.4%

Fleet average	27,539	15,959	11,580	72.6%
Major bulk vessels	37,458	21,380	16,078	75.2%
Minor bulk vessels	19,772	13,292	6,480	48.8%

Daily vessel operating expenses (8)
Newcastlemax	$6,816	$—	$6,816	100.0%
Capesize	6,653	7,017	(364)	(5.2)%
Ultramax	6,879	5,724	1,155	20.2%
Supramax	7,217	6,090	1,127	18.5%

Fleet average	6,855	6,312	543	8.6%

	For the Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Newcastlemax	400.9	—	400.9	100.0%
Capesize	4,690.7	4,368.0	322.7	7.4%
Ultramax	4,095.0	4,095.0	—	—%
Supramax	2,649.3	3,003.0	(353.7)	(11.8)%

Total	11,835.9	11,466.0	369.9	3.2%

Chartered-in days (2)
Newcastlemax	—	—	—	—%
Capesize	—	—	—	—%
Ultramax	313.3	311.4	1.9	0.6%
Supramax	138.4	161.6	(23.2)	(14.4)%

Total	451.7	473.0	(21.3)	(4.5)%

Available days (owned & chartered-in fleet) (3)
Newcastlemax	394.8	—	394.8	100.0%
Capesize	4,405.7	3,713.0	692.7	18.7%
Ultramax	4,264.4	4,271.3	(6.9)	(0.2)%
Supramax	2,708.8	2,880.7	(171.9)	(6.0)%

Total	11,773.7	10,865.0	908.7	8.4%

Available days (owned fleet) (4)
Newcastlemax	394.8	—	394.8	100.0%
Capesize	4,405.7	3,713.0	692.7	18.7%
Ultramax	3,951.1	3,959.9	(8.8)	(0.2)%
Supramax	2,570.4	2,719.1	(148.7)	(5.5)%

Total	11,322.0	10,392.0	930.0	8.9%

	For the Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)	% Change
Operating days (5)
Newcastlemax	394.4	—	394.4	100.0%
Capesize	4,381.4	3,652.9	728.5	19.9%
Ultramax	4,241.6	4,226.6	15.0	0.4%
Supramax	2,688.9	2,869.1	(180.2)	(6.3)%

Total	11,706.3	10,748.6	957.7	8.9%

Fleet utilization (6)
Newcastlemax	99.9%	—%	99.9%	100.0%
Capesize	98.9%	97.0%	1.9%	2.0%
Ultramax	98.6%	98.5%	0.1%	0.1%
Supramax	98.2%	99.0%	(0.8)%	(0.8)%

Fleet average	98.7%	98.1%	0.6%	0.6%

	For the Nine Months Ended
	September 30,		Increase
	2026	2025	(Decrease)	% Change
Average Daily Results:
Time Charter Equivalent (7)
Newcastlemax	$36,781	$—	$36,781	100.0%
Capesize	32,399	16,926	15,473	91.4%
Ultramax	17,692	12,704	4,988	39.3%
Supramax	16,239	11,179	5,060	45.3%

Fleet average	23,751	13,813	9,938	71.9%
Major bulk vessels	32,760	16,926	15,834	93.5%
Minor bulk vessels	17,119	12,083	5,036	41.7%

Daily vessel operating expenses (8)
Newcastlemax	$6,608	$—	$6,608	100.0%
Capesize	6,935	6,961	(26)	(0.4)%
Ultramax	6,422	5,808	614	10.6%
Supramax	7,202	6,283	919	14.6%

Fleet average	6,806	6,371	435	6.8%

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

	Entire Fleet		Major Bulk		Minor Bulk
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Voyage revenues (in thousands)	$151,855	$79,921	$91,389	$37,570	$60,466	$42,351
Voyage expenses (in thousands)	44,938	24,810	28,709	13,272	16,229	11,538
Charter hire expenses (in thousands)	1,984	106	—	—	1,984	106
Realized loss on fuel hedges (in thousands)	(337)	—	(199)	—	(138)	—
	104,596	55,005	62,481	24,298	42,115	30,707
Total available days for owned fleet	3,798	3,447	1,668	1,137	2,130	2,310
Total TCE rate	$27,539	$15,959	$37,458	$21,380	$19,772	$13,292

	Entire Fleet		Major Bulk		Minor Bulk
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Voyage revenues (in thousands)	$402,698	$232,130	$229,704	$106,319	$172,994	$125,811
Voyage expenses (in thousands)	125,299	84,169	72,246	43,473	53,053	40,696
Charter hire expenses (in thousands)	8,465	4,425	—	—	8,465	4,425
Realized (loss) gain on fuel hedges (in thousands)	(26)	12	(192)	—	166	12
	268,908	143,548	157,266	62,846	111,642	80,702
Total available days for owned fleet	11,322	10,392	4,801	3,713	6,521	6,679
Total TCE rate	$23,751	$13,813	$32,760	$16,926	$17,119	$12,083

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

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2026 and 2025 on a consolidated basis.

	For the Three Months Ended
	September 30,
	2026	2025	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$151,855	$79,921	$71,934	90.0%

Total revenues	151,855	79,921	71,934	90.0%

Operating Expenses:
Voyage expenses	44,938	24,810	20,128	81.1%
Vessel operating expenses	27,459	24,391	3,068	12.6%
Charter hire expenses	1,984	106	1,878	1,771.7%
General and administrative expenses (inclusive of nonvested stock amortization expense of $2,187 and $1,919, respectively)	7,751	7,584	167	2.2%
Technical management expenses	1,073	1,265	(192)	(15.2)%
Depreciation and amortization	23,359	19,298	4,061	21.0%
Impairment of vessel assets	643	—	643	100.0%
Other operating expense	397	—	397	100.0%

Total operating expenses	107,604	77,454	30,150	38.9%

Operating income	44,251	2,467	41,784	1,693.7%
Other expense, net	(6,162)	(3,545)	(2,617)	73.8%

Net income (loss)	38,089	(1,078)	39,167	(3,633.3)%
Less: Net income (loss) attributable to noncontrolling interest	86	(25)	111	(444.0)%
Net income (loss) attributable to Genco Shipping & Trading Limited	$38,003	$(1,053)	$39,056	(3,709.0)%

Net earnings (loss) per share - basic	$0.87	$(0.02)	$0.89	(4,450.0)%
Net earnings (loss) per share - diluted	$0.85	$(0.02)	$0.87	(4,350.0)%
Weighted average common shares outstanding - basic	43,922,464	43,414,340	508,124	1.2%
Weighted average common shares outstanding - diluted	44,634,839	43,414,340	1,220,499	2.8%

EBITDA (1)	$66,907	$21,008	$45,899	218.5%

	For the Nine Months Ended
	September 30,
	2026	2025	Change	% Change

	(U.S. dollars in thousands, except for per share amounts)
Revenue:
Voyage revenues	$402,698	$232,130	$170,568	73.5%

Total revenues	402,698	232,130	170,568	73.5%

Operating Expenses:
Voyage expenses	125,299	84,169	41,130	48.9%
Vessel operating expenses	80,555	73,055	7,500	10.3%
Charter hire expenses	8,465	4,425	4,040	91.3%
General and administrative expenses (inclusive of nonvested stock amortization expense of $6,262 and $5,195 respectively)	23,764	22,477	1,287	5.7%
Technical management expenses	2,912	3,821	(909)	(23.8)%
Depreciation and amortization	66,764	55,095	11,669	21.2%
Impairment of vessel assets	2,368	651	1,717	263.7%
Net gain on sale of vessels	(4,017)	—	(4,017)	(100.0)%
Other operating expense	17,274	—	17,274	100.0%

Total operating expenses	323,384	243,693	79,691	32.7%

Operating income (loss)	79,314	(11,563)	90,877	(785.9)%
Other expense, net	(14,913)	(8,286)	(6,627)	80.0%

Net income (loss)	64,401	(19,849)	84,250	(424.5)%
Less: Net income (loss) attributable to noncontrolling interest	440	(72)	512	(711.1)%
Net income (loss) attributable to Genco Shipping & Trading Limited	$63,961	$(19,777)	$83,738	(423.4)%

Net earnings (loss) per share - basic	$1.46	$(0.46)	1.92	(417.4)%
Net earnings (loss) per share - diluted	$1.44	$(0.46)	1.90	(413.0)%
Weighted average common shares outstanding - basic	43,834,475	43,322,949	511,526	1.2%
Weighted average common shares outstanding - diluted	44,540,519	43,322,949	1,217,570	2.8%

EBITDA (1)	$145,248	$42,576	$102,672	241.1%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Genco Shipping & Trading Limited	$38,003	$(1,053)	$63,961	$(19,777)
Net interest expense	5,545	2,763	14,523	7,258
Income tax expense	—	—	—	—
Depreciation and amortization	23,359	19,298	66,764	55,095

EBITDA (1)	$66,907	$21,008	$145,248	$42,576

Results of Operations

The following table sets forth information about the most recent employment of the vessels in our fleet as of November 3, 2026:

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Newcastlemax Vessels
Genco Stars and Stripes	2020	November 2026	Voyage
Genco Valkyrie	2020	January 2027	Voyage

Capesize Vessels
Genco Augustus	2007	October 2026	Voyage
Genco Tiberius	2007	January 2027	Voyage
Genco London	2007	December 2026	Voyage
Genco Titus	2007	November 2026	Voyage
Genco Constantine	2008	November 2026	Voyage
Genco Tiger	2011	January 2027	Voyage
Genco Lion	2012	March 2027	99.5% of BCI (3)
Genco Bear	2010	May 2027	100.0% of BCI (3)
Genco Wolf	2010	September 2027	100.5% of BCI (3)
Genco Resolute	2015	December 2026	Voyage
Genco Endeavour	2015	December 2026	Voyage
Genco Defender	2016	November 2026	Voyage
Genco Liberty	2016	November 2026	Voyage
Genco Ranger	2016	November 2026	Voyage
Genco Reliance	2016	November 2026	Voyage
Genco Intrepid	2016	November 2026	Voyage
Genco Courageous	2020	November 2026	Voyage
Genco Volunteer	2019	November 2026	Voyage

Ultramax Vessels
Genco Hornet	2014	November 2026	$23,500
Genco Wasp	2015	December 2026	$36,000
Genco Scorpion	2015	December 2026	Voyage
Genco Mantis	2015	November 2026	Voyage
Genco Weatherly	2014	November 2026	$21,000
Genco Columbia	2016	November 2026	Voyage
Genco Magic	2014	November 2026	Voyage
Genco Vigilant	2015	November 2026	$34,750
Genco Freedom	2015	November 2026	Voyage

	Year	Charter
Vessel	Built	Expiration(1)	Cash Daily Rate(2)

Genco Enterprise	2016	November 2026	$19,000
Genco Constellation	2017	November 2026	Voyage
Genco Madeleine	2014	November 2026	$19,000
Genco Mayflower	2017	January 2027	$23,100
Genco Mary	2022	November 2026	Voyage
Genco Laddey	2022	November 2026	$19,300

Supramax Vessels
Genco Hunter	2007	December 2026	Voyage
Genco Aquitaine	2009	November 2026	Voyage
Genco Ardennes	2009	November 2026	$33,000
Genco Auvergne	2009	December 2026	Voyage
Genco Bourgogne	2010	December 2026	Voyage
Genco Brittany	2010	November 2026	$32,500
Genco Languedoc	2010	December 2026	$25,500
Genco Pyrenees	2010	December 2026	Voyage
Genco Rhone	2011	November 2026	$19,900
(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of certain contracts, the charterer is entitled to extend the time charter from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Time charter rates presented are the gross daily charterhire rates before third-party brokerage commission generally ranging from 1.25% to 5.00%. In a time charter, the charterer is responsible for voyage expenses such as bunkers, port expenses, agents’ fees and canal dues.

(3)	BCI is the Baltic Capesize Index.

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

VOYAGE REVENUES-

For the three months ended September 30, 2026, voyage revenues increased by $72.0 million, or 90.0%, to $151.9 million as compared to $79.9 million for the three months ended September 30, 2025. The increase in voyage revenues was primarily due to higher rates earned by our major and minor bulk vessels, the operation of a larger fleet, as well as fewer drydocking days during the third quarter of 2026 as compared to the third quarter of 2025. During the third quarter of 2026, freight rates were stronger on a year-over-year basis, reaching multi-year highs, led by strong iron ore, bauxite and coal trades together with limited net fleet global growth and continued global fleet-wide inefficiencies as a result of various geopolitical factors.

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

The average TCE rate of our overall fleet increased 72.6% to $27,539 a day during the third quarter of 2026 from $15,959 a day during the third quarter of 2025. The TCE for our major bulk vessels increased by 75.2% from $21,380 a day during the third quarter of 2025 to $37,458 a day during the third quarter of 2026. This increase was primarily a result of higher rates achieved by our Capesize vessels, and the purchase of two Newcastlemax vessels. The

TCE for our minor bulk vessels increased by 48.8% from $13,292 a day during the third quarter of 2025 to $19,772 a day during the third quarter of 2026 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

Fleet utilization increased marginally from 98.1% during the third quarter of 2025 to 98.2% during the third quarter of 2026. From October 1, 2026 until December 31, 2026, we expect approximately 120 days of offhire related to scheduled drydockings and special surveys. Refer to “Capital Expenditures” section below for further details.

VOYAGE EXPENSES-

In time charters and spot market-related time charters, operating costs including crews, maintenance and insurance, which are recorded as part of vessel operating expenses, are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These expenses are borne by the Company during spot market voyage charters. There are certain other non-specified voyage expenses such as commissions, which are typically borne by us. Voyage expenses include port and canal charges, fuel (bunker) expenses and brokerage commissions payable to unaffiliated third parties. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on spot market voyage charters because these expenses are for the account of the vessel owner. At the inception of a time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. Voyage expenses also include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement. Additionally, we may record the lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements.

Voyage expenses increased by $20.1 million, or 81.1%, from $24.8 million during the three months ended September 30, 2025 to $44.9 million during the three months ended September 30, 2026. The increase was primarily due to the operation of a larger fleet, higher bunker consumption and higher overall port and agency fees.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $3.1 million from $24.4 million during the three months ended September 30, 2025 to $27.5 million during the three months ended September 30, 2026. This increase was primarily due to the operation of a larger fleet as well as higher crew costs and insurance costs.

Average daily vessel operating expenses (“DVOE”) for our fleet increased to $6,855 per vessel per day for the three months ended September 30, 2026 from $6,312 per vessel per day for the three months ended September 30, 2025. The increase in daily vessel operating expense was primarily due to higher crew costs and insurance costs, as well as the timing of the purchase of stores. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Our vessel operating expenses increase to the extent our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase. Crew costs on our vessels could increase in the future due to higher wages as a result of the potential impact of the war in Iran and related attacks on commercial vessels, the war in Ukraine, and other conflicts in the Middle East, among other potential macroeconomic events. The potential impact of these items is unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

The DVOE budget for the fourth quarter of 2026 is expected to be $6,750 per vessel per day on a fleet-wide basis. The potential impacts of various macroeconomic events, including but not limited to the war in Iran and related attacks on commercial vessels, the war in Ukraine, and other conflicts in the Middle East, among other potential macroeconomic events, are unpredictable, and the actual amount of our DVOE could be higher or lower than budgeted as a result.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $1.9 million from $0.1 million during the three months ended September 30, 2025 to $2.0 million during the three months ended September 30, 2026. The increase was primarily due to an increase in hire rates.

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

General and administrative expenses increased marginally from $7.6 million during the three months ended September 30, 2025 to $7.8 million during the three months ended September 30, 2026. This increase was primarily due to higher nonvested stock amortization expense partially offset by lower legal fees.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses include the direct costs incurred by GSSM for the technical management of the vessels under its management. Technical management expenses were $1.1 million and $1.3 million during the three months ended September 30, 2026 and 2025, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $4.1 million to $23.4 million during the three months ended September 30, 2026 as compared to $19.3 million during the three months ended September 30, 2025. This increase was primarily due to an increase in vessel depreciation expense for the Genco Courageous, which was delivered during the fourth quarter of 2025, and the Genco Stars and Stripes, the Genco Valkyrie and the Genco Volunteer, which were delivered during the nine months ended September 30, 2026. Additionally, there was an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2025 and the nine months ended September 30, 2026.

IMPAIRMENT OF VESSEL ASSETS-

During the three months ended September 30, 2026 and 2025, we recorded $0.6 million and $0 million, respectively, of impairment of vessel assets related to the loss on disposal of replaced equipment on certain vessels. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

OTHER OPERATING EXPENSE-

Other operating expense of $0.4 million recorded during the three months ended September 30, 2026 consists of costs for non-routine aspects of our 2026 Annual Meeting of Shareholders and costs associated with proposals to purchase our common stock.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense increased by $3.2 million from $3.2 million during the three months ended September 30, 2025 to $6.4 million during the three months ended September 30, 2026. Interest expense during the three months ended September 30, 2026 and 2025 consisted of interest expense under our credit facilities and amortization of deferred financing costs for those facilities. The increase was primarily due to higher outstanding debt during the third quarter of 2026 as compared to the third quarter of 2025, partially offset by lower interest rates.

INTEREST INCOME –

Interest income increased by $0.4 million from $0.4 million during the three months ended September 30, 2025 to $0.8 million during the three months ended September 30, 2026 primarily due to higher interest income earned on our cash and cash equivalents.

OTHER EXPENSE –

Other expense increased by $0.5 million from $0.1 million during the three months ended September 30, 2025 to $0.6 million during the three months ended September 30, 2026 primarily due to an increase in losses on our fuel hedge agreements.

LOSS ON DEBT EXTINGUISHMENT –

During the three months ended September 30, 2025, we recorded $0.7 million related to the loss on the extinguishment of debt as a result of the refinancing of the $500 Million Revolver with the $600 Million Revolver on July 10, 2025. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the three months ended September 30, 2026 and 2025, net income (loss) attributable to noncontrolling interest was $0.09 million and ($0.03) million, respectively, which is associated with the net income (loss) attributable to the noncontrolling interest of GSSM.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

VOYAGE REVENUES-

For the nine months ended September 30, 2026, voyage revenues increased by $170.6 million, or 73.5%, to $402.7 million as compared to $232.1 million for the nine months ended September 30, 2025. The increase in voyage revenues was primarily due to higher rates earned by our major and minor bulk vessels, the operation of a larger fleet, as well as fewer drydocking days during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Refer to the discussion above included under the section “Three months ended September 30, 2026 compared to the three months ended September 30, 2025 – Voyage Revenues” for further information.

The average TCE rate of our overall fleet increased by 71.9% to $23,751 a day during the nine months ended September 30, 2026 from $13,813 a day during the nine months ended September 30, 2025. The TCE for our major bulk vessels increased by 93.5% from $16,926 a day during the nine months ended September 30, 2025 to $32,760 a day during the nine months ended September 30, 2026. This increase was primarily a result of higher rates achieved by our Capesize vessels, and the purchase of two Newcastlemax vessels. The TCE for our minor bulk vessels increased by 41.7% from $12,083 a day during the nine months ended September 30, 2025 to $17,119 a day during the nine months ended September 30, 2026 primarily a result of higher rates achieved by our Ultramax and Supramax vessels.

Fleet utilization increased from 98.1% during the nine months ended September 30, 2025 to 98.7% during the nine months ended September 30, 2026.

VOYAGE EXPENSES-

Voyage expenses increased by $41.1 million, or 48.9%, from $84.2 million during the nine months ended September 30, 2025 to $125.3 million during the nine months ended September 30, 2026. The increase was primarily due to the operation of a larger fleet, higher bunker consumption, as well as higher overall port and agency fees.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $7.5 million from $73.1 million during the nine months ended September 30, 2025 to $80.6 million during the nine months ended September 30, 2026. This increase was primarily due to the operation of a larger fleet as well as higher crew costs and insurance costs.

DVOE for our fleet increased to $6,806 per vessel per day for the nine months ended September 30, 2026 from $6,371 per vessel per day for the nine months ended September 30, 2025. The increase in daily vessel operating expense was primarily due to higher crew costs and insurance costs, as well as the timing of the purchase of stores. We believe that daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

CHARTER HIRE EXPENSES-

Charter hire expenses increased by $4.1 million from $4.4 million during the nine months ended September 30, 2025 to $8.5 million during the nine months ended September 30, 2026. The increase was primarily due to an increase in hire rates.

GENERAL AND ADMINISTRATIVE EXPENSES-

For the nine months ended September 30, 2026 and 2025, general and administrative expenses were $23.8 and $22.5 million, respectively. This increase was primarily due to higher nonvested stock amortization expense.

TECHNICAL MANAGEMENT EXPENSES-

Technical management expenses were $2.9 million and $3.8 million during the nine months ended September 30, 2026 and 2025, respectively, with the variance due to timing of expenses during the year.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased by $11.7 million to $66.8 million during the nine months ended September 30, 2026 as compared to $55.1 million during the nine months ended September 30, 2025. This increase was primarily due to an increase in vessel depreciation expense for the Genco Courageous, which was delivered during the fourth quarter of 2025, and the Genco Stars and Stripes, the Genco Valkyrie and the Genco Volunteer, which were delivered during the nine months ended September 30, 2026. Additionally, there was an increase in drydocking amortization expense for certain vessels that completed their respective drydockings during 2025 and the nine months ended September 30, 2026.

IMPAIRMENT OF VESSEL ASSETS-

During the nine months ended September 30, 2026 and 2025, we recorded $2.4 million and $0.7 million of impairment of vessel assets, respectively, related to the loss on disposal of replaced equipment on certain vessels. Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

NET GAIN ON SALE OF VESSELS

During the nine months ended September 30, 2026, we recorded a net gain on sale of vessels of $4.0 million related to the sales of the Genco Picardy and the Genco Predator on March 30, 2026 and April 15, 2026, respectively. There were no vessels sold during the nine months ended September 30, 2025. Refer to Note 5 — Vessel Acquisitions and Dispositions in our Condensed Consolidated Financial Statements for further information.

OTHER OPERATING EXPENSE-

Other operating expense of $17.3 million recorded during the nine months ended September 30, 2026 consists of costs for non-routine aspects of our 2026 Annual Meeting of Shareholders and costs associated with proposals to purchase our common stock.

OTHER (EXPENSE) INCOME -

INTEREST EXPENSE –

Interest expense increased by $8.3 million from $8.3 million during the nine months ended September 30, 2025 to $16.6 million during the nine months ended September 30, 2026. The increase was primarily due to higher outstanding debt during the nine months ended September 30, 2026 as compared to the same period during 2025, partially offset by lower interest rates.

INTEREST INCOME –

Interest income increased by $1.1 million from $1.0 million during the nine months ended September 30, 2025 to $2.1 million during the nine months ended September 30, 2026 primarily due to higher interest income earned on our cash and cash equivalents.

LOSS ON DEBT EXTINGUISHMENT –

During the nine months ended September 30, 2025, we recorded $0.7 million related to the loss on the extinguishment of debt as a result of the refinancing of the $500 Million Revolver with the $600 Million Revolver on July 10, 2025. Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST –

During the nine months ended September 30, 2026 and 2025, net income (loss) attributable to noncontrolling interest was $0.4 million and ($0.07) million, respectively, which is associated with the net income (loss) attributable to the noncontrolling interest of GSSM.

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

We believe, given our current cash holdings and undrawn revolver availability, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months. Such resources include unrestricted cash and cash equivalents of $94.6 million as of September 30, 2026, in addition to the $300.0 million availability under the $680

Million Revolver as of September 30, 2026, which compares to a minimum liquidity requirement under our credit facility of approximately $22 million as of September 30, 2026. Given anticipated capital expenditures related to drydockings and fleet upgrade costs of $6.2 million and $26.5 million during the remainder of 2026 and 2027, respectively, as well as any quarterly dividend payments, we anticipate to continue to have significant cash expenditures. Refer to “Capital Expenditures” below for further details. However, if market conditions were to worsen significantly due to the U.S.-China trade dispute, the imposition of tariffs, the war in Iran and related attacks on commercial vessels, the war in Ukraine, other conflicts in the Middle East, or other causes, then our cash resources may decline to a level that may put at risk our ability to pay dividends per our capital allocation strategy or at all.

Going forward, given the nature of our revolving credit facility, we plan to actively manage our debt balance to reduce interest expense and may also opportunistically draw down debt to assist in funding accretive growth opportunities. As of September 30, 2026, there are no mandatory debt repayments due through 2028 until we must repay $47.3 million and $332.7 million during 2029 and 2030, respectively. Nonetheless, we intend to continue to pay down debt on a voluntary basis.

As of September 30, 2026, the $680 Million Revolver contained collateral maintenance covenants that require the aggregate appraised value of collateral vessels to be at least 135% of the principal amount of the loan outstanding under such facility. If the values of our vessels were to decline as a result of the various geopolitical factors previously mentioned or otherwise, we may not satisfy this collateral maintenance requirement. If we do not satisfy the collateral maintenance requirement, we will need to post additional collateral or prepay outstanding loans to bring us back into compliance, or we will need to seek waivers, which may not be available or may be subject to conditions.

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

As of September 30, 2026, we were in compliance with all financial covenants under the $680 Million Revolver.

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

On November 4, 2026, we announced a quarterly dividend of $1.05 per share. Our quarterly dividend policy and declaration and payment of dividends are subject to legally available funds, compliance with applicable law and contractual obligations (including our credit facilities) and our Board’s determination that each declaration and payment is at that time in the best interests of the Company and its shareholders after its review of our financial performance.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $115.4 million and $16.0 million, respectively. This increase in cash provided by operating activities was primarily due to higher rates earned by our major and minor bulk vessels, as well as changes in working capital. Additionally, there was a decrease in drydocking costs incurred during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to fewer drydockings during the nine months ended September 30, 2026 as compared to the same period during 2025.

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $182.1 million and $17.8 million, respectively. This fluctuation was primarily a result of a $186.6 million increase in the purchase of vessel assets in 2026 due to the purchase of the Genco Stars and Stripes, the Genco Valkyrie and the Genco Volunteer, which were delivered on March 5, 2026, March 24, 2026 and August 12, 2026, respectively. This increase in net cash used in investing activities was partially offset by $21.0 million net proceeds from the sale of the Genco Picardy and the Genco Predator on March 30, 2026 and April 15, 2026, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2026 and 2025 was $105.7 million and $47.7 million, respectively.  Overall credit facility related cash inflows increased by $100.0 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. On February 27, 2026, the $600 Million Revolver was refinanced with the $680 Million Revolver. As part of the debt modification, $4.3 million was settled net among the lenders of the $600 Million Revolver and $680 Million Revolver.

Additionally, on July 10, 2025, the $500 Million Revolver was refinanced with the $600 Million Revolver. As part of the debt modification, $15.3 million was settled net among the lenders of the $500 Million Revolver and $600 Million Revolver. The fluctuation in net cash provided by financing activities is primarily due to drawdowns totaling $180.0 million on the $600 Million Revolver and the $680 Million Revolver made by the Company during the nine months ended September 30, 2026 as compared to drawdowns of only $80.0 million on the $600 Million Revolver and the $500 Million Revolver, respectively, during the nine months ended September 30, 2025. Additionally, there was a $5.1 million decrease year over year in the payment of deferred financing costs related to the aforementioned refinancings of our credit facility agreements. These increases in cash provided by financing activities were partially offset by a $46.4 million increase in the payment of dividends during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

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

As part of our business strategy, we may enter into arrangements commonly known as forward freight agreements, or FFAs, to hedge and manage our exposure to the charter market risks relating to the deployment of our vessels.  Generally, these arrangements would bind us and each counterparty in the arrangement to buy or sell a specified tonnage freighting commitment “forward” at an agreed time and price and for a particular route.  Upon settlement, if the contracted charter rate is less than the average of the rates (as reported by an identified index) for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate multiplied by the number of days in the specific period.  Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.  Although FFAs can be entered into for a variety of purposes, including for hedging, as an option, for trading, or for arbitrage, if we decided to enter into FFAs, our objective would be to hedge and manage market risks as part of our commercial management. It is not currently our intention to enter into FFAs to generate a stream of income independent of the revenues we derive from the operation of our fleet of vessels.  If we determine to enter into FFAs, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.  We have not entered into any FFAs as of September 30, 2026 and December 31, 2025.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of 44 drybulk vessels, including two Newcastlemax, 18 Capesize, 15 Ultramax and 9 Supramax vessels.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessel assets and vessel equipment, fleet upgrade costs consisting of ballast water treatment systems and fuel efficiency upgrades, and scheduled off-hire days for our fleet through 2027 to be:

Year	Estimated Drydocking Costs	Estimated Fleet Upgrade Costs	Estimated Off-hire Days

	(U.S. dollars in millions)

October 1 - December 31, 2026	$6.1	$0.1	120
2027 (1)	$26.4	$0.1	465

(1)	These amounts exclude a total of $7.3 million of estimated drydocking costs and fleet upgrade costs and 130 estimated offhire days for certain vessels that have drydocking class deadlines during the first quarter of 2028 and may, therefore, not be drydocked until 2028.

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

During the nine months ended September 30, 2026 and 2025, we incurred a total of $23.0 million and $53.2 million of drydocking costs, respectively, excluding costs incurred during drydocking that were capitalized to vessel assets or vessel equipment.

We completed the drydocking of ten of our vessels during the nine months ended September 30, 2026. We estimate that an additional three of our vessels will be drydocked during the remainder of 2026 and 11 of our vessels will be drydocked during 2027.

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

During the three and nine months ended September 30, 2026, we recorded an impairment loss of $0.6 million and $2.4 million, respectively, for the loss on disposal of replaced equipment on certain vessels. During the three and nine months ended September 30, 2025, we recorded an impairment loss of $0 and $0.7 million, respectively, for the loss on disposal of replaced equipment on certain vessels.

Under our credit facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our credit facility. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were in compliance with the collateral maintenance covenant under our $680 Million Revolver as of September 30, 2026. We obtained valuations for all of the vessels in our fleet pursuant to the terms of the $680 Million Revolver.

We compare the carrying value of our vessels with the vessel valuations obtained for covenant compliance purposes to determine whether an indicator of impairment is present (excluding any vessels held for sale). As of September 30, 2026, none of our vessels had carrying values that exceeded their vessel valuations, therefore there were no indicators of impairment. As of December 31, 2025, two of our Capesize vessels had carrying values that exceeded their vessel valuations, which is an indicator of impairment. However, based on an analysis of the anticipated undiscounted future net cash flows to be derived from each of these vessels as described in the 2025 10-K, there were no impairment losses recorded for these vessels incurred during the year ended December 31, 2025.

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

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value as of September 30, 2026 and December 31, 2025. Vessels have been grouped according to their collateralized status as of September 30, 2026 and does not include any vessels held for sale.

			Carrying Value (U.S. dollars in
			thousands) as of
		Year	September 30,	December 31,
Vessels	Year Built	Acquired	2026	2025
$680 Million Revolver
Genco Bear	2010	2010	$28,055	$29,621
Genco Wolf	2010	2010	28,590	30,129
Genco Lion	2012	2013	24,784	25,823
Genco Tiger	2011	2013	23,932	24,525
Genco Scorpion	2015	2015	18,754	19,512
Genco Mantis	2015	2015	19,079	19,686
Genco Hunter	2007	2007	6,420	6,662
Genco Aquitaine	2009	2010	7,248	7,526
Genco Ardennes	2009	2010	7,271	7,555
Genco Auvergne	2009	2010	7,316	7,586
Genco Bourgogne	2010	2010	7,799	8,105
Genco Brittany	2010	2010	7,826	8,131
Genco Languedoc	2010	2010	7,802	8,113
Genco Pyrenees	2010	2010	8,035	8,361
Genco Rhone	2011	2011	9,014	9,016
Genco Constantine	2008	2008	23,646	25,386
Genco Augustus	2007	2007	21,119	22,869
Genco London	2007	2007	22,379	23,924
Genco Titus	2007	2007	22,772	24,355
Genco Tiberius	2007	2007	20,947	22,658
Genco Hornet	2014	2014	17,465	18,197
Genco Wasp	2015	2015	17,709	18,442
Genco Endeavour	2015	2018	35,089	36,459
Genco Resolute	2015	2018	35,505	36,836
Genco Columbia	2016	2018	19,719	20,432
Genco Weatherly	2014	2018	15,853	16,524
Genco Liberty	2016	2018	38,150	38,639
Genco Defender	2016	2018	37,951	38,622
Genco Magic	2014	2020	12,214	12,659
Genco Vigilant	2015	2021	13,226	13,696
Genco Freedom	2015	2021	13,259	13,759
Genco Enterprise	2016	2021	16,973	17,377
Genco Madeleine	2014	2021	18,335	19,117
Genco Constellation	2017	2021	20,947	21,742
Genco Mayflower	2017	2021	21,370	22,081
Genco Laddey	2022	2022	25,497	26,271
Genco Mary	2022	2022	25,525	26,300
Genco Ranger	2016	2023	39,030	39,785
Genco Reliance	2016	2023	39,068	39,746
Genco Intrepid	2016	2024	45,832	47,605
Genco Courageous	2020	2025	61,669	63,552
Genco Stars and Stripes	2020	2026	71,375	—
Genco Valkyrie	2020	2026	71,500	—
Genco Volunteer	2019	2026	64,090	—
Total			$1,100,139	$927,384
Sold / Unencumbered
Genco Picardy	2005	2010	—	6,035
Genco Predator	2005	2007	—	5,908
Total			$—	$11,943
Consolidated Total			$1,100,139	$939,327

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

We are subject to market risks relating to changes in SOFR rates because we have significant amounts of floating rate debt outstanding. During the three and nine months ended September 30, 2026 and 2025, we were subject to the following interest rates on the outstanding debt under our credit facilities (Refer to Note 8 — Debt in our Condensed Consolidated Financial Statements for the effective dates and termination dates for our credit facilities outlined below):

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

A 1% increase in SOFR would have resulted in an increase of $2.4 million in interest expense for the nine months ended September 30, 2026.

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

ITEM 5. OTHER INFORMATION

On November 4, 2026, the Board of Directors of the Company adopted a Sixth Amendment to the Amended and Restated By-Laws of the Company, as amended to date (the “By-Laws”). The amendment provides that (i) notices of shareholder proposals for business to be brought before an annual meeting and notices of director nominations must include a description of any material contract, agreement or relationship between the proposing shareholder, any Shareholder Associate or any Substantial Participant (as such terms are defined in the By-Laws), on the one hand, and any principal competitor of the Company, on the other hand; (ii) such notices must also disclose any equity interests, derivative or short positions, profit interests, options, warrants, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares in or of any principal competitor of the Company held by or on behalf of such shareholder, any Shareholder Associate or any Substantial Participant; and (iii) each proposed director nominee must agree to make himself or herself reasonably available for one or more interviews with the Board of Directors or any committee thereof, consistent with the Company’s practice for evaluating other director candidates, with any such interview to occur within ten business days following the Company’s request therefore.

The foregoing description is a summary of the amendment to the By-Laws. Such amendment is filed as Exhibit 3.1 hereto and is incorporated into this Item 5.03 by reference.

ITEM 6. EXHIBITS

The Exhibit Index attached to this report is incorporated into this Item 6 by reference.

EXHIBIT INDEX

Exhibit	Document

3.1	Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited.(1)

3.2	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated July 17, 2015.(2)

3.3	Articles of Amendment to Genco Shipping & Trading Limited Second Amended and Restated Articles of Incorporation, dated April 15, 2016.(3)

3.4	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated July 7, 2016.(4)

3.5	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited, dated January 4, 2017.(5)

3.6	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated July 15, 2020.(6)

3.7	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Genco Shipping & Trading Limited dated May 13, 2021.(7)

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock of Genco Shipping & Trading Limited, dated as of November 14, 2016.(8)

3.9	Amended and Restated By-Laws of Genco Shipping & Trading Limited, dated July 9, 2014.(1)

3.10	Amendment to Amended and Restated By-Laws, dated June 4, 2018.(9)

3.11	Second Amendment to Amended and Restated By-Laws, dated July 15, 2020.(6)

3.12	Third Amendment to Amended and Restated By-laws, dated January 11, 2021.(10)

3.13	Fourth Amendment to Amended and Restated By-laws, dated March 28, 2023.(11)

3.14	Fifth Amendment to Amended and Restated By-Laws, dated August 26, 2025.(12)

3.15	Statement of Designations of Series B Preferred Stock of Genco Shipping & Trading Limited.(13)

3.16	Sixth Amendment to Amended and Restated By-Laws, dated November 4, 2026.(*)

4.1	Form of Specimen Stock Certificate of Genco Shipping & Trading Limited.(1)

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

4.3	First Amendment to Shareholders Rights Agreement, dated as of November 10, 2025.(14)

4.4	Second Amendment to Shareholders Rights Agreement, dated as of May 1, 2026.(15)

4.5	Third Amendment to Shareholders Rights Agreement, dated as of June 2, 2026.(16)

4.6	Fourth Amendment to Shareholders Rights Agreement, dated as of September 25, 2026.(17)

31.1	Certification of Chief Executive Officer and President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350.(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Genco Shipping & Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).(*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed with this report.

(1)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2016.

(4)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.

(5)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2017.

(6)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2020.

(7)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2021.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2016.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2018.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2021.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2023.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2025.

(13)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2025.

(14)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2025.

(15)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2026.

(16)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2026.

(17)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENCO SHIPPING & TRADING LIMITED

DATE: November 4, 2026	By:	/s/ John C. Wobensmith
John C. Wobensmith
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 4, 2026	By:	/s/ Peter Allen
Peter Allen
Chief Financial Officer
(Principal Financial Officer)